Form 10-Q
period 2000-07-02
AIRSPAN NETWORKS INC
filed 2000-08-25
CIK 1105542

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended July 2, 2000

                                      OR

[-] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from _________to__________.


                       Commission file number 000-31031


                             AIRSPAN NETWORKS INC.
            (Exact name of registrant as specified in its charter)

           Washington                                     75-2743995
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     Cambridge House, Oxford Road                            UB8 1UN
     Uxbridge, Middlesex England                            (Zip Code)
-------------------------------------------
 (Address of principal executive offices)

              Registrant's telephone number, including area code:
                              011 44 1895 467 100
                  -----------------------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.0003 par value

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    [_]      No [X]

  Number of shares outstanding of the registrant's common stock as of July 31, 2000: 34,659,274

================================================================================

                         PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                             AIRSPAN NETWORKS INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                               December 31,             July 2,
                                                                                   1999                   2000
                                                                              --------------           ----------
                                                                                                       (unaudited)
                        ASSETS
Current Assets
Cash and cash equivalents                                                        $    58,828           $   48,804
Restricted cash                                                                        4,068                3,175
Accounts Receivable, less allowance for doubtful accounts of $1,130 in
1999 and $1,411 at July 2, 2000                                                        6,091                9,232
Unbilled accounts receivable                                                           1,581                  746
Inventory                                                                              7,127                6,493
Prepaid expenses and other current assets                                              1,970                3,044
                                                                                 -----------           ----------
               Total Current Assets                                                   79,665               71,494


Property, plant and equipment, net                                                     6,751                6,689
Intangible assets, net                                                                 1,804                1,421
                                                                                 -----------           ----------
               Total Assets                                                      $    88,220           $   79,604
                                                                                 ===========           ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                                                 $     5,334           $    3,639
Accrued taxes                                                                            874                  645
Other accrued expenses                                                                 2,866                5,239
Current portion of capital lease obligations                                              53                   56
Current portion of long-term debt                                                      1,743                3,344
                                                                                 -----------           ----------
               Total Current Liabilities                                              10,870               12,923
                                                                                 -----------           ----------
Non current liabilities
Note payable to DSC Telcom L.P.                                                       16,904               14,934
Other long-term debt                                                                   2,947                2,847
Accrued interest on long-term debt                                                       253                  258
Capital lease obligations                                                                 34                    6
                                                                                 -----------           ----------
               Total Non Current Liabilities                                          20,138               18,045
                                                                                 -----------           ----------
Stockholders' equity
Preferred Stock, $0.01 par value 81,000,000
               shares authorized in 1999 and 2000
Series A convertible preferred stock, $0.01 par value, 40,000,000
               shares authorized and issued in 1999 and 2000                             400                  400
Series B convertible preferred stock, $0.01 par value, 18,571,429
               shares authorized and issued in 1999 and 2000                             185                  185
Series C convertible preferred stock, $0.01 par value, 20,000,000 shares authorized and issued in 1999 and 22,178,571
               shares authorized and issued  at July 2, 2000                             200                  222

Common Stock, $0.0003 par value; 33,333,333 shares authorized in 1999 and
2000; 1,321,720 and 1,372,386 shares issued in 1999 and 2000 respectively                 40                   41
Note receivable-stockholder                                                             (130)                (130)
Additional paid in capital                                                           121,562              127,063
Accumulated deficit                                                                  (65,045)             (79,145)
                                                                                  ----------            ----------
               Total Stockholders' Equity                                             57,212               48,636
                                                                                 -----------           ----------
               Total Liabilities and Stockholders' Equity                        $    88,220           $   79,604
                                                                                 ===========           ==========

                                             AIRSPAN NETWORKS INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                              (in thousands except for share and per share data)

                                            Three months     Three months    Six months       Six months
                                            ended July 3,    ended July 2,   ended July 3,    ended July 2,
                                            1999             2000            1999             2000
                                            ------------     ------------    ------------     ------------
                                             (unaudited)      (unaudited)     (unaudited)      (unaudited)
Revenue                                     $      2,094     $      6,862    $      3,395     $     12,523
Cost of revenue                                   (1,112)          (4,469)         (1,998)          (7,999)

                                            ------------     ------------    ------------     ------------
Gross profit                                         982            2,393           1,397            4,524
                                            ------------     ------------    ------------     ------------

Operating expenses:
Research and development                           3,330            4,194           6,545            8,393
Sales and marketing                                1,707            3,374           3,638            6,473
General and administration                         1,783            2,105           3,582            4,348
Amortization of intangibles                          619              105           1,238              381

                                            ------------     ------------    ------------     ------------
Total operating
expenses                                           7,439            9,778          15,003           19,595
                                            ------------     ------------    ------------     ------------

Loss from operations                              (6,457)          (7,385)        (13,606)         (15,071)

Interest expense                                    (403)            (399)           (685)            (872)

Interest and other income                            471              750             863             1861

                                            ------------     ------------    ------------     ------------
Loss before income taxes                          (6,389)          (7,034)        (13,428)         (14,082)

Income taxes                                         (22)               0             (40)             (16)

                                            ------------     ------------    ------------     ------------
Net loss                                    $     (6,411)    $     (7,034)   $    (13,468)    $    (14,098)
                                            ============     ============    ============     ============

Net loss per share-basic and diluted        $      (7.75)    $      (6.21)   $     (17.83)    $     (12.70)

Weighted average shares
outstanding-basic and diluted                    827,708        1,132,658         755,289        1,109,852

Pro forma net loss per share-
basic and diluted                                            $      (0.25)                    $      (0.51)

Pro forma weighted average
shares outstanding-basic and diluted                           28,049,325                       27,841,202

The accompanying notes are an integral part of these financial statements

                             AIRSPAN NETWORKS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                 Six months          Six months
                                                                                   ended               ended
                                                                                  July 3,             July 2,
                                                                                      1999               2000
                                                                               ---------------     --------------
                                                                                (unaudited)         (unaudited)
        CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                               $       (13,468)    $      (14,098)

               Depreciation and amortization                                             2,717              1,862
               Stock compensation                                                            -                 65
               Accretion of interest on notes payable                                      560                603
               Decrease/(increase) in receivables                                        2,709             (3,141)
               Decrease/(increase) in inventories                                       (2,270)               634
               Decrease/(increase) in other current assets                                 244               (239)
               Decrease in accounts payable                                             (2,502)            (1,696)
               Increase/(decrease) in other accrued expenses                              (215)             2,150
               Decrease in notes receivable                                                 20                  -
                                                                               ---------------     --------------
        Net cash used in operating activities                                          (12,205)           (13,860)
                                                                               ---------------     --------------

        CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment                                              (3,117)            (1,436)
        Proceeds from the sale of property and equipment                                     -                 18
                                                                               ---------------     --------------
        Net cash used in investing activities                                           (3,117)            (1,418)
                                                                               ---------------     --------------


        CASH FLOW FROM FINANCING ACTIVITIES

        Net proceeds from issuance of preferred stock                                    3,820              5,447
        Net proceeds from issuance of long-term debt                                     5,000                  -
        Payment of long term debt including capital lease obligations                     (144)            (1,098)
        Exercise of stock options                                                            8                 12
        Restricted cash movement                                                        (1,972)               893
                                                                               ---------------     --------------
        Net cash provided by financing activities                                        6,712              5,254
                                                                               ---------------     --------------

        Decrease in cash and cash equivalents                                           (8,610)           (10,024)
        Cash and cash equivalents, beginning of period                                  36,178             58,828
                                                                               ---------------     --------------
        Cash and cash equivalents, end of period                               $        27,568     $       48,804
                                                                               ===============     ==============

       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       Issuance of preferred stock warrants in connection with
       debt facilities                                                         $            95                  -
       Interest paid                                                                       120     $          264
                                                                               ===============     ==============

The accompanying notes are an integral part of these financial statements

                            AIRSPAN NETWORKS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Business
The Company is a global supplier of fixed wireless communications access systems that enable communications service providers to deliver integrated high speed data and voice services. The Company's systems are based on Code Division Multiple Access, CDMA, technology that can be deployed rapidly and cost effectively, providing an alternative to traditional copper wire and fiber communications networks. The Company's intergrated solutions include software tolls that provide coverage and spectrum optimization and ongoing network management. To facilitate the deployment and operation of its systems, the Company also offers network installation, integration, training and support services. The Company's main operations are based in Uxbridge, United Kingdom.

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of operating results expected in subsequent periods of for the year as a whole.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company's registration statement on Form S-1 (File No. 333-34514) (the "Registration Statement") effective on July 19, 2000.

All notes to the financial statements are shown in thousands, except for share data.


INVENTORY

Inventory consists of the following:

                                         December 31,               July 2,
                                             1999                    2000
                                        ---------------         --------------
                                                                 (unaudited)

Purchased parts and materials                  $  4,226               $  4,796
Work in progress                                      -                      -
Finished goods and consumables                    2,901                  1,697
                                        ---------------         --------------
                                               $  7,127               $  6,493
                                        ===============         ==============


SEGMENTAL INFORMATION

As a developer and supplier of fixed wireless communication access systems and solutions, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. All of the Company's revenue is generated from the United Kingdom operations. Substantially all of the Company's assets other than most of the cash and certain intangibles are located within the United Kingdom and Ireland

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase. Shares associated with stock options, Warrants and the convertible preferred stock are not included in the calculation of diluted net loss per share as they are antidilutive. Since the end of the current quarter the preferred stock upon the closing of the initial public offering converted to common stock. Pro forma net loss per share data has been determined as if each share of convertible preferred stock had converted to common stock at the time of the issuance.

The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated.

                                                                   Three months   Three months      Six months      Six months
                                                                     ended           ended             ended           ended
                                                                     July 3,         July 2,           July 3,         July 2,
                                                                      1999            2000              1999            2000
                                                                 ------------    ------------      ------------    ------------
                                                                  (unaudited)     (unaudited)       (unaudited)     (unaudited)
Numerator                                                        $     (6,411)   $     (7,034)     $    (13,468)   $    (14,098)
                                                                 ============    ============      ============    ============
Net loss
Denominator
Weighted average common shares outstanding                          1,209,653       1,365,297         1,167,326       1,358,117
Less: weighted average shares of restricted stock                    (381,944)       (232,639)         (412,037)       (248,264)
                                                                 ------------    ------------      ------------    ------------
Demoninator for basic and diluted calculations                        827,708       1,132,658           755,289       1,109,853
                                                                 ============                      ============
Weighted average pro forma conversion of convertible preferred                     26,916,667                        26,731,350
stock
                                                                                 ------------                      ------------
Denominator for pro forma basic and diluted calculation                            28,049,325                        27,841,202
                                                                                 ============                      ============
Net loss per share
Basic and diluted                                                $      (7.75)   $      (6.21)     $     (17.83)   $     (12.70)
                                                                 ============    ============      ============    ============
Pro forma basic and diluted                                                      $      (0.25)                     $      (0.51)
                                                                                 ============                      ============

On July 25,2000, the Company completed an initial public offering of 6,325,000 shares of its Common stock $0.0003 par value per share as this transaction occurred after July 2, 2000 they have not been taken into account in calculating the above earnings per share information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Comparison of the Quarter Ended July 2, 2000 to the Quarter Ended July 3, 1999

Revenue

Revenue totaled $6.9 million for the quarter ended July 2, 2000 and consisted of shipments to fifteen customers. Second quarter 2000 revenue represented 228% increase from the $2.1 million reported for the comparable 1999 quarter. Higher sales were driven by shipments to customers in Europe, mainly Ireland, Czech Republic and Poland, and in Asia, mainly Sri Lanka. Our increase in revenue was due to volume, rather than price increase.

Cost of Revenue

Cost of revenue increased 302% from $1.1 million in the quarter ended July 3, 1999 to $4.5 million in the quarter ended July 2, 2000, resulting from the substantial increase in revenue. Gross profit as a percentage of revenue decreased from 46.9% for the quarter ended July 3, 1999 to 34.9% for the quarter ended July 2, 2000. The decrease in gross profit reflected changes in product mix and lower average selling prices.

Research and Development Expenses

Research and development expenses increased 26% from $3.3 million in the quarter ended July 3, 1999 to $4.2 million in the quarter ended July 2, 2000, due to increased headcount. Major expenses during the quarter ended July 2, 2000 were on programs focused on new products and cost reductions.

Sales and Marketing Expenses

Sales and marketing expenses increased 98% from $1.7 million in the quarter ended July 3, 1999 to $3.4 million in the quarter ended July 2, 2000, reflecting a higher headcount and the expansion of our sales and marketing activities.

General and Administrative Expenses

General and administrative expenses increased 18% from $1.8 million in quarter ended July 3, 1999 to $2.1 million in the quarter ended July 2, 2000 the increase was due to a higher headcount.

Amortization of Intangibles

Amortization of intangibles expense decreased 83% from $0.6 million in the quarter ended July 3, 1999 to $0.1 million in the quarter ended July 2, 2000, reflecting the full write off of developed technology, purchase contracts and patents.

Interest and Other Income

Interest and other income increased 59% from $0.5 million for the quarter ended July 3,1999 to $0.8 million in the quarter ended July 2, 2000 and consisted of interest earned on cash deposits with financial institutions. The increased interest was from higher cash balances from additional equity capital. Amounts from interest income were partially offset by interest expense of $0.4 million in the quarter ended July 2, 2000 and $0.4 million in the quarter ended July 3, 1999, predominantly on outstanding indebtedness owed to DSC related to the purchase of the Company's assets in January 1998.

Income Taxes

We did not record an income tax benefit for the tax losses generated in the U.K. because we have experienced operating losses since inception. We did not require a tax provision in the second quarter 2000. The tax provision for the second quarter 1999 relates to U.S. federal income taxes currently payable primarily attributable to intercompany interest income.

Net Loss

Net loss increased $0.6 million from the second quarter 1999 to the second quarter 2000. Increases in gross profits of $1.4 million were more than offset by increases in research and development, sales and marketing, general and administrative expenses of $0.9 million, $1.7 million and $0.3 million respectively. This was partly compensated for by a decrease in amortization of intangibles of $0.5 million and an increase in interest and other income of $0.3 million.


Comparison of the Six Months Ended July 2, 2000 to the Six Months Ended July 3, 1999

Revenue

Revenue increased 269% from $3.4 million for the six months ended July 3, 1999 to $12.5 million for the six months ended July 2, 2000. Higher sales were driven by shipments to customers in Europe and in Asia. Our increase in revenue was due to volume, rather than price increases.

Cost of Revenue

Cost of revenue increased 300% from $2.0 million in the six months ended July 3, 1999 to $8.0 million in the six months ended July 2, 2000, resulting from the substantial increase in revenue. Gross profit as a percentage of revenue decreased from 41.1% for the six months ended July 3, 1999 to 36.1% for the six months ended July 2, 2000. The decrease in gross profit percentage reflected changes in product mix and lower average selling prices.


Research and Development Expenses

Research and development expenses increased 28% from $6.5 million in the six months ended July 3, 1999 to $8.4 million in the six months ended July 2, 2000, due to increased headcount.

Sales and Marketing Expenses

Sales and marketing expenses increased 78% from $3.6 million in the six months ended July 3, 1999 to $6.5 million in the six months ended July 2, 2000, reflecting a higher headcount and the expansion of our sales and marketing activities.

General and Administrative Expenses

General and administrative expenses increased 21% from $3.6 million in six months ended July 3, 1999 to $4.3 million in the six months ended July 2, 2000 the increase was due to a higher headcount.

Amortization of Intangibles

Amortization of intangibles expense decreased 69% from $1.2 million in the six months ended July 3, 1999 to $0.4 million in the six months ended July 2, 2000, reflecting the full write off of developed technology, purchase contracts and patents.

Interest and Other Income

Interest and other income increased 116% from $0.9 million for the six months ended July 3,1999 to $1.9 million in the six months ended July 2, 2000 and consisted of interest earned on cash deposits with financial institutions. The increased interest was from higher cash balances from additional equity capital. Amounts from interest income were partially offset by interest expense of $0.9 million in the six months ended July 2, 2000 and $0.7 million in the six months ended July 3, 1999, predominantly on outstanding indebtedness owed to DSC related to the purchase of the company's assets in January 1998.

Income Taxes

We did not record an income tax benefit for the tax losses generated in the U.K. because we have experienced operating losses since inception. The tax provisions for the six months ended July 3, 1999 and July 2, 2000 relate to U.S. federal income taxes currently payable primarily attributable to intercompany interest income.

Net Loss

Net loss increased $0.6 million from the first six months of 1999 to the first six months of 2000. Increases in gross profits of $3.1 million were more than offset by increases in research and development, sales and marketing, general and administrative expenses of $1.8 million, $2.8 million and $0.8 million respectively. This was partly compensated for by a decrease in amortization of intangibles of $0.9 million and an increase in interest and other income of $1.0 million.


Liquidity and sources of capital

As of July 2, 2000 we had cash and cash equivalents totaling $52.0 million, including $3.2 million of restricted cash that is held as collateral for performance guarantees on customer and supplier contracts and with landlords. We do not have a line of credit of similar borrowing facility, nor do we have any material capital commitments.

Since inception, we have financed our operations primarily through private sales of convertible preferred stock, which totaled $117.3 million (net of transaction expenses), We have also financed our operations through loans aggregating an additional $5.0 million.

On July 25, 2000, we completed an initial public offering of common stock in which we issued 6,325,000 shares of common stock for approximately $86.7 million in cash (net of underwriting discounts, commission and other expenses). We intend to use the net proceeds of the offering for additional working capital and other general corporate purposes.

For the six months ended July 2, 2000 we used $13.9 million cash in operating activities compared with $12.2 million for the six months ended July 3, 1999. The cash used in operations is primarily a result of the operating loss and changes in working capital.

The net cash used in investing activities in the six months to 2000 and 1999 all related to capital equipment.

Our financing cash flows for the six months ended July 2, 2000 were $5.2 million. The inflows primarily arose from $5.4 million of proceeds from the issuance of preferred stock and a $0.9 million reduction in restricted cash. The restricted cash movement relates to the removal of a performance guarantee as work has been completed on a customer contract.

The Company has no material commitments other than obligations under its long-term debt, operating and capital leases.

Item 3 Quantitative and Qualitative Disclosure of Market Risk

Although the majority of our sales have been in U.S. dollars, we incur most of our expenses in British pounds and a majority of our cost of goods sold in Swedish Krona. Fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations and our business and our currency hedging activities may not limit these risks.

In connection with sales contracts where our customer is to pay in a currency other than U.S. dollars, we have engaged since May 2000 in currency hedging activities consisting of purchasing contracts that lock in minimum exchange rates of such foreign currencies. The total amount that we have hedged is 1.5 million euros and 0.6 million Canadian dollars. We do not enter any currency hedging activities for speculative purposes. The costs of these contracts will be included under interest and other income in our income statement. To date, we have spent 32,610 euros on these contracts. We will continue to monitor our foreign currency exposures and may modify hedging strategies as we deem prudent.

Part II Other Information


Item 1. Legal Proceeding
None


Item 2. Change in securities and use of proceeds

During the three months ended July 2, 2000 we granted stock options to purchase an aggregate 367,002 shares of our common stock at an exercise price of $9.60 per share to employees under our 1998 Stock Plan. During the three months ended July 2, 2000 employees exercised options for 16,120 shares of common stock for aggregate consideration of $6,453. The issuance of these restricted securities was deemed to be exempt from registration under the Act in reliance upon Section 4(2) of the Act or Rule 701 promulgated under Section 3(b) of the Act.

On April 11 the Company completed the sale of 578,573 shares of Series C preferred stock at $2.50 per share, raising $1.4 million. This issuance was deemed to be exempt from registration under the Securities Act in reliance upon
Section 4(2) thereof as a transaction by an issuer not involving any public offering.


On July 25,2000, the Company completed an initial public offering of 6,325,000 shares of its Common stock $0.0003 par value per share (the "IPO"). The shares of common stock sold in the IPO were registered under the Securities Act of 1933, as amended on the Registration Statement that was declared effective by the Commission on July 19, 2000. All 6,325,000 shares of Common Stock registered under the Registration Statement, including shares covered by an overallotment option, were sold at a price to the public of $15.00 per share. The IPO resulted in gross proceeds of $94.9 million, of which $6.6 million was applied toward commissions to the underwriters. Expenses related to the IPO are estimated at approximately $1.5 million. After deducting the underwriters commissions and expenses, the Company received net proceeds of approximately $86.7 million.
The Company intends to use the net proceeds of the IPO primarily for additional working capital and other general corporate purposes, including in management's estimation continued investment in research and development of between $15 million and $25 million and sales and marketing expenditures of between $10 million and $20 million. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated by the Company's operations, competitive and technological developments and the rate of growth, if any, of the Company's business.

While the Company has no specific plans for the use of any remaining proceeds from the IPO, it may also use a portion of the net proceeds to acquire businesses, products and technologies or to establish joint ventures that it believes will complement its current or future business. However, the Company has no specific plans, agreements or commitments to do so and is not currently engaged in any negotiations for any acquisition or joint venture.

The Company may also use a portion of the net proceeds of the IPO to repay existing indebtedness to DSC, a division of Alcatel. The debt is under a promissory note of $17.5 million, consisting of $15.0 million in principal amount plus accrued but unpaid interest at an annual rate of 7%.

Item 3. Defaults Upon Senior Securities.

     None

Item 4 Submission of Matters to a Vote of Security Holders.

In May, 2000, the Company's board of directors solicited a consent of the Company's shareholders relating to the following matters:

- Approval of amendments to the Company's Amended and Restated Articles of Incorporation.
     These amendments provided for:

         1. one-for-three split in the common stock of the Company (the "Reverse Split");

         2. an increase in the authorized common stock from 100,000,000 to 150,000,000 or after the Reverse Split from 33,333,333 to 50,000,000;

         3. an increase in the authorized shares of preferred stock from 81,000,000 to 86,000,000, but not providing for any designation for such additional shares of preferred stock;

         4. a removal of the provisions that allow a shareholder to call a special meeting of shareholders; and

         5. modification of the provisions relating to the number of directors such that the number of directors may be changed by board resolution.

- Approval of an amendment to the Company's 1998 Stock Option and Restricted Stock Plan that provided for an increase in the number of shares reserved for issuance, taking into account the Reverse Split, from 2,971,667 to 4,591,666.

- Approval of the 2000 Employee Stock Purchase Plan (the "Stock Purchase Plan") pursuant to which 1,500,000 shares of common stock (or 500,000 after taking into account the Reverse Split), would be available for purchase by the employees of the Company on the terms set forth in the Stock Purchase Plan.

On May 24, 2000, the shareholders of the Company approved each of such matters by written consent. The number of shares voting in favor was approximately 49,278,527, the number of shares voting against such matters was 0, the number of shares that did not vote was approximately 35,783,953 shares.


Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit

Exhibit Index

Exhibit Number       Description of document
        (27)         Financial Data Schedule

(b) Reports on Form 8-K:

     None

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

August 25, 2000

                                    AIRSPAN NETWORKS INC.

                                    By: /s/ JOSEPH J. CAFFERELLI
                                    --------------------------------------------
                                    Joseph J. Cafferelli
                                    Senior Vice President and Chief Financial
                                    Officer