Form 10-Q
period 2000-10-01
AIRSPAN NETWORKS INC
filed 2000-11-15
CIK 1105542

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 1, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from _________to__________.


                        COMMISSION FILE NUMBER 000-31031


                             AIRSPAN NETWORKS INC.
             (Exact name of registrant as specified in its charter)

        WASHINGTON                                  75-2743995
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

     CAMBRIDGE HOUSE, OXFORD ROAD                         UB8 1UN
     UXBRIDGE, MIDDLESEX ENGLAND                        (Zip Code)
(Address of principal executive offices)


              Registrant's telephone number, including area code:
                              011 44 1895 467 100


Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

  Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    [X]      No [ ]

  Number of shares outstanding of the registrant's common stock as of
October 31, 2000:   34,673,814
================================================================================

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                             AIRSPAN NETWORKS INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                    ASSETS
                                                 December 31,     October 1,
                                                    1999             2000
                                                 -----------      -----------
                                                                  (Unaudited)
CURRENT ASSETS
Cash and Cash equivalents                         $ 58,828         $128,506
Restricted Cash                                      4,068            2,917
Accounts Receivable, less allowance for
 doubtful accounts of $1,130 in 1999 and
 $1,485 at October 1, 2000                           6,091           13,362
Unbilled Accounts receivable                         1,581              605
Inventory                                            7,127            6,075
Prepaid expenses and other current assets            1,970            3,217
                                                  --------         --------
    Total Current Assets                            79,665          154,682

Property, plant and equipment, net                   6,751            6,921
Intangible assets, net                               1,804            1,315
Other non-current  assets                               --              348
                                                  --------         --------

    Total Assets                                  $ 88,220         $163,266
                                                  ========         ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                  $  5,334         $  5,844
Short term debt                                         --            1,203
Accrued taxes                                          874              779
Other accrued expenses                               2,866            4,975
Current portion of capital lease obligations            53               48
Current portion of note payable
 to DSC Telcom L.P.                                     --            4,112
Current portion of other long-term debt              1,743              790
                                                  --------         --------

    Total Current Liabilities                       10,870           17,751
                                                  --------         --------

NON CURRENT LIABILITIES
Long-term portion of note payable
 to DSC Telcom L.P.                                 16,904           13,696
Other long-term debt                                 2,947            2,725
Accrued interest on long-term debt                     253              267
Capital lease obligations                               34               --
                                                  --------         --------
                                                    20,138           16,688
                                                  --------         --------
Stockholders' equity

Preferred Stock, $0.01 par value
 81,000,000 shares authorized in 1999 and Preferred stock $0.0001 par value 5,000,000 authorized in 2000.

Series A convertible preferred stock, $0.01
 par value, 40,000,000 shares authorized and
 issued in 1999 and zero in 2000                       400               --

Series B convertible preferred stock, $0.01
 par value, 18,571,429 shares authorized and
 issued in 1999 and zero in  2000                      185               --

Series C convertible preferred stock, $0.01
 par value, 20,000,000 shares authorized and
 issued in 1999 and zero in 2000                       200               --

Common Stock, $0.0003 par value; 33,333,333
 shares authorized and 1,321,720 issued in
 1999 and 50,000,000 shares authorized and
 34,659,518 issued in 2000                              40               51

Note receivable-stockholder                           (130)            (130)
Additional Paid in capital                         121,562          213,970
Accumulated Deficit                                (65,045)         (85,064)
                                                  --------         --------
Total Stockholders' Equity                          57,212          128,827
                                                  --------         --------
Total Liabilities and Stockholders' Equity        $ 88,220         $163,266
                                                  ========         ========

The accompanying notes are an integral part of these financial statements.

                                                       AIRSPAN NETWORKS INC.
                                                 CONSOLIDATED STATEMENT OF INCOME
                                        (in thousands except for share and per share data)

                                          Three months ended      Three months ended      Nine months ended       Nine months ended
                                            October 3, 1999         October 1, 2000         October 3, 1999         October 1, 2000
                                              (unaudited)             (unaudited)             (unaudited)             (unaudited)
                                           -----------------      ------------------      -----------------       -----------------
Revenue                                       $  3,509             $     8,801                $  6,904             $    21,324
Cost of revenue                                 (2,209)                 (5,546)                 (4,207)                (13,545)
                                              --------             -----------                --------              ----------
Gross Profit                                     1,300                   3,255                   2,697                   7,779
                                              --------             -----------                --------              ----------

Operating expenses:
Research and development                         3,460                   4,355                  10,005                  12,748
Sales and marketing                              2,388                   3,500                   6,026                   9,973
General and administration                       1,900                   2,330                   5,482                   6,678
Amortization of intangibles                        619                     108                   1,857                     489
                                              --------             -----------                --------              ----------
Total operating expenses                         8,367                  10,293                  23,370                  29,888
                                              --------             -----------                --------              ----------
Loss from operations                            (7,067)                 (7,038)                (20,673)                (22,109)

Interest expense                                  (377)                   (407)                 (1.062)                 (1,279)

Interest and other income                          334                    1508                   1,197                   3,369
                                              --------             -----------                --------              ----------
Loss before income taxes                        (7,110)                 (5,937)                (20,538)                (20,019)

Income taxes                                       (28)                     16                     (68)                      -

Net loss                                       $ (7,138)           $    (5,921)               $(20,606)            $   (20,019)
                                               ========            ===========                ========             ===========

Net loss per share-basic and diluted           $  (7.49)           $     (0.17)               $ (25.09)            $     (1.64)

Weighted average shares outstanding-
 basic and diluted                              953,301             34,457,325                 821,293              12,225,677

Pro forma net loss per share-
 basic and diluted                                                 $     (0.17)                                    $     (0.67)

Pro forma weighted average shares
 outstanding-basic and diluted                                      34,457,325                                      30,046,576

The accompanying notes are an integral part of these financial statements

                             AIRSPAN NETWORKS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                 Nine months       Nine months
                                                    ended             ended
                                                  October 3,        October 1,
                                                    1999               2000
                                                 (unaudited)        (unaudited)
                                                 -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $ (20,606)         $ (20,019)
  Depreciation and amortization                      3,675              2,770
  Stock compensation                                     -                 65
  Accretion of interest on notes payable               852                917
  Decrease/(increase) in receivables                 1,227             (7,619)
  Decrease/(increase) in inventories                (2,376)             1,052
  Increase in other current assets                    (250)              (271)
  Increase/(decrease) in accounts payable             (488)               510
  Increase/(decrease) in other accrued expenses       (571)             2,029
  Decrease in notes receivable                          20                  -
                                                 ---------          ---------
Net cash used in operating activities              (18,517)           (20,566)
                                                 ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                  (3,687)            (2,469)
Proceeds from the sale of property
  and equipment                                          -                 18
                                                 ---------          ---------
Net cash used in investing activities               (3,687)            (2,451)
                                                 ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock              45                  -
Net proceeds from issuance of preferred stock        3,820              5,447
Net proceeds from IPO                                    -             86,092
Net proceeds from issuance of short-term debt            -              1,320
Net proceeds from issuance of long-term debt         5,000                  -
Payment of short term debt                               -               (117)
Payment of long term debt including capital
  lease obligations                                   (278)            (1,228)
Exercise of stock options                               48                 30
Restricted cash movement                            (2,050)             1,151
                                                 ---------          ---------
Net cash provided by financing activities            6,585             92,695
                                                 ---------          ---------
Increase/(decrease) in cash and cash
  equivalents                                      (15,619)            69,678
Cash and cash equivalents, beginning
  of period                                         36,178             58,828
                                                 ---------          ---------
Cash and cash equivalents, end of period         $  20,559          $ 128,506
                                                 =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Issuance of preferred stock warrants in
  connection with debt facilities                $      95                  -
Interest paid                                          198                348
                                                 =========          =========

The accompanying notes are an integral part of these financial statements

Business

The Company is a global supplier of fixed wireless Digital Subscriber Line, DSL, systems and telecomms access networks that enable communications service providers to deliver integrated high speed data and voice services. The Company's systems are based on Code Division Multiple Access, CDMA, technology that can be deployed rapidly and cost effectively, providing an alternative to traditional copper wire and fiber communications networks. The Company's product portfolio includes software tools that assist operators plan and optimize the use of radio spectrum, and a comprehensive network management system. To facilitate the deployment and operation of its systems, the Company also offers network installation, integration, training and support services. The Company's main operations are based in Uxbridge, United Kingdom with the new Corporate headquarter opening in November in Fort Lauderdale, Florida USA.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company's initial public offering document on Form S-1 (Reg. No. 333-34514) effective on July 19, 2000.

All notes to the financial statements are shown in thousands, except for share data.

INVENTORY

Inventory consists of the following:

                                           December 31,         October 1,
                                              1999                 2000
                                           ------------         ----------
                                                                (unaudited)

Purchased parts and materials                $4,226               $4,107
Work in progress                                  -                    -
Finished goods and consumables                2,901                1,968
                                             ------               ------
                                             $7,127               $6,075
                                             ======               ======

SHORT TERM DEBT

On July 19, 2000 the Company entered into a loan agreement with AFCO Finance to borrow $1,320 at an interest rate of 7% per annum. The loan is repayable in 11 equal monthly instalments starting in August, 2000.

CURRENT PORTION OF LONG-TERM DEBT

The current portion of long-term debt consists of:

                                                         December 31,         October 1,
                                                             1999                2000
                                                         ------------         -----------
                                                                              (unaudited)
Promissory note payable to DSC, bearing interest at 7%      $    -              $4,112
Promissory note bearing interest at 9%                         493                 470
Subordinated promissory notes bearing interest at 6%         1,250                 320
                                                         ------------         -----------
                                                            $1,743              $4,902
                                                         ============         ===========

SEGMENTAL INFORMATION

As a developer and supplier of fixed wireless DSL systems and telecomms access networks, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. Predominantly all of the Company's revenue is generated from the United Kingdom operations. Substantially all of the Company's assets, other than most of the cash and certain intangibles which are held in the United States, are located within the United Kingdom.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase. Shares associated with stock options, Warrants and the convertible preferred stock are not included in the calculation of diluted net loss per share as they are
antidilutive.   During  the quarter the preferred stock upon the closing of the initial public offering converted to common stock. Pro forma net loss per share data has been determined as if each share of convertible preferred stock had converted to common stock at the time of the issuance.

The following table sets forth the computation of basic and diluted net loss per share and pro forma basis and diluted net loss per share for the periods indicated.

                                Three months        Three months        Nine months        Nine months
                                    ended               ended              ended              ended
                                 October 3,          October 1,          October 3,         October 1,
                                    1999                2000               1999               2000
                                ------------        ------------        ------------       -----------
                                (unaudited)         (unaudited)         (unaudited)        (unaudited)
Numerator
Net loss                      $       (7,138)     $       (5,921)     $     (20,606)     $     (20,019)
                              ==============      ==============      =============      =============

Denominator
Weighted average common
 shares outstanding                1,279,690          34,658,714          1,204,781         12,458,315
Less:  weighted average
 shares of restricted stock         (326,389)           (201,389)          (383,488)          (232,639)
                              --------------      --------------      -------------      -------------
Denominator for basic and
 diluted calculations                953,301          34,457,325            821,293         12,225,677
                              ==============                          =============

Weighted average pro forma
 conversion of convertible
 preferred stock                                               0                            17,820,900
                                                  --------------                         -------------
Denominator for pro forma
 basic and diluted
 calculation                                          34,457,325                            30,046,576
                                                  ==============                         =============
Net loss per share
Basic and diluted             $        (7.49)     $        (0.17)     $      (25.09)     $       (1.64)
                              ==============      ==============      =============      =============
Pro forma basic and diluted                       $        (0.17)                        $       (0.67)
                                                  ==============                         =============

IMPACT OF RECENTLY ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral with the Effective Date of FASB Statement No. 133. This statement defers the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to fiscal years beginning after June 15, 2000, although early adoption is permitted. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement 133, which is effective simultaneously with Statement 133. Statement 138 does not amend any of the fundamental precepts of Statement 133.

SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires an entity to recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value. Additionally, any fair value adjustments will affect either stockholder's equity or net income, depending on whether the derivative instrument qualifies as a hedge for accounting purposes and so, the nature of the hedging activity.

Airspan is currently evaluating the impact of this SFAS on its financial reporting of results of operations. Management does not expect the adoption of this SFAS to have a material effect on the Company's results of operations, however, the effect on the Company's financial position depends on the fair values of the Company's derivatives and related financial instruments at the date of adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER ENDED OCTOBER 1, 2000 TO THE QUARTER ENDED OCTOBER 3, 1999

Revenue

Revenue totalled $8.8 million for the quarter ended October 1, 2000. This represented a 151% increase from the $3.5 million reported for the comparable 1999 quarter. Higher sales were driven by network deployments to customers in Ireland, Poland and the United States. During the quarter, shipments were made to 26 customers including nine new customers, which represented almost 30% of revenue. Geographically, 55% of our revenues were derived from Europe, 23% from Asia, 14% from U.S. based customers and 8% from the rest of the world.

Cost of Revenue

Cost of revenue increased 151% from $2.2 million during the quarter ended October 3, 1999 to $5.5 million for the quarter ended October 1, 2000, resulting from the increase in revenue. Gross profit as a percentage of revenue totalled 37% in the third quarter of 2000 and the corresponding quarter of 1999.

Research and Development Expenses

Research and development expenses increased 26% from $3.5 million during the quarter ended October 3, 1999 to $4.4 million for the quarter ended October 1, 2000, due to increased headcount. Major expenses during the quarter ended October 1, 2000 were on programs focused on new products and cost reductions.

Sales and Marketing Expenses

Sales and marketing expenses increased 47% from $2.4 million during the quarter ended October 3, 1999 to $3.5 million for the quarter ended October 1, 2000, reflecting a higher headcount, the expansion of our sales and marketing activities and the impact of commissions based on higher sales.

General and Administrative Expenses

General and administrative expenses increased 23% from $1.9 million during quarter ended October 3, 1999 to $2.3 million for the quarter ended October 1, 2000. The increase was due to a higher headcount to support our expanding operations as well as the additional costs associated with being a public company.

Amortization of Intangibles

Amortization of intangibles expense decreased 83% from $0.6 million during the quarter ended October 3, 1999 to $0.1 million for the quarter ended October 1, 2000, reflecting the full write off of developed technology, purchased sales contracts and patents in previous quarters

Interest and Other Income

Interest and other income increased 351% from $0.3 million for the quarter ended October 3, 1999 to $1.5 million in the quarter ended October 1, 2000. The increase was a result of greater interest income earned on higher cash deposits with financial institutions from additional equity capital raised. Amounts from interest income were partially offset by interest expense of $0.4 million for the quarter ended October 1, 2000 and $0.4 million for the quarter ended October 3, 1999, predominantly on outstanding indebtedness owed to DSC related to the purchase of the company's assets in January 1998.

Income Taxes

We did not record an income tax benefit for the tax losses generated in the U.K. because we have experienced operating losses since inception. The tax benefit recorded for the third quarter 2000 related to the overpayment of U.S. federal tax. The tax provision for the third quarter 1999 relates to U.S. federal income taxes currently payable primarily attributable to intercompany interest income.

Net Loss

Net loss decreased $1.2 million or 17% from the third quarter 1999 to the third quarter 2000. Increases in gross profit of $2.0 million, decrease in amortization of intangibles of $0.5 million and an increase in interest and other income of $1.2 million were partially offset by increases in research and development, sales and marketing, general and administrative expenses of $0.9 million, $1.1 million and $0.4 million, respectively.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 1, 2000 TO THE NINE MONTHS ENDED OCTOBER 3, 1999

Revenue

Revenue increased 209% from $6.9 million for the nine months ended October 3, 1999 to $21.3 million for the nine months ended October 1, 2000. Higher sales were driven mainly by deployments to customers in Europe and in Asia. Our increase in revenue was due to volume, rather than price increases.

Cost of Revenue

Cost of revenue increased 222% from $4.2 million during the nine months ended October 3, 1999 to $13.5 million for the nine months ended October 1, 2000, resulting from the increase in revenue. Gross profit as a percentage of revenue decreased from 39% for the nine months ended October 3, 1999 to 36% for the nine months ended October 1, 2000. The decrease in gross profit reflected a less favourable product mix with a higher percentage of subscriber terminal units shipped and lower average selling prices.

Research and Development Expenses

Research and development expenses increased 27% from $10.0 million during the nine months ended October 3, 1999 to $12.7 million for the nine months ended October 1, 2000, due to increased headcount and the cost of programs focused on new products and cost reductions.

Sales and Marketing Expenses

Sales and marketing expenses increased 65% from $6.0 million during the nine months ended October 3, 1999 to $10.0 million for the nine months ended October 1, 2000, reflecting a higher headcount, the expansion of our sales and marketing activities and the impact of commissions based on higher sales.

General and Administrative Expenses

General and administrative expenses increased 22% from $5.5 million during the nine months ended October 3, 1999 to $6.7 million for the nine months ended October 1, 2000. The increase was due to a higher headcount to support our expanding operations as well as the additional costs associated with being a public company.

Amortization of Intangibles

Amortization of intangibles expense decreased 74% from $1.9 million during the nine months ended October 3, 1999 to $0.5 million for the nine months ended October 1, 2000, reflecting the full write off of developed technology, purchased sales contracts and patents.

Interest and Other Income

Interest and other income increased 181% from $1.2 million for the nine months ended October 3, 1999 to $3.4 million for the nine months ended October 1, 2000 and consisted predominantly of interest earned on cash deposits with financial institutions. The increase in interest income was earned on higher cash balances from additional equity capital. Amounts from interest income were partially offset by interest expense of $1.1 million for the nine months ended October 3, 1999 and $1.3 million for the nine months ended October 1, 2000, predominantly on outstanding indebtedness owed to DSC related to the purchase of the company's assets in January 1998.

Income Taxes

We did not record an income tax benefit for the tax losses generated in the U.K. because we have experienced operating losses since inception. The tax provision for the nine months ended October 3, 1999 relates to U.S. federal income taxes currently payable primarily attributable to intercompany interest income.

Net Loss

Net loss decreased $0.6 million from the first nine months of 1999 to the first nine months of 2000. Increases resulting from higher gross profits of $5.1 million, lower amortization of intangibles of 1.4 million and higher interest and other income of $2.2 million were largely offset by increases in research and development, sales and marketing, general and administrative expenses of $2.7 million, $3.9 million and $1.2 million respectively.

Liquidity and sources of capital

As of October 1, 2000 we had cash and cash equivalents totaling $131.4 million, including $2.9 million of restricted cash that is held as collateral for performance guarantees on customer and supplier contracts and with landlords. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments.

Since inception, we have financed our operations primarily through private sales of convertible preferred stock, which totaled $117.3 million (net of transaction expenses) and on July 25, 2000, we completed an initial public offering of common stock. In conjunction with the closing of that offering, we issued 6,325,000 shares of common stock for approximately $86.1 million in cash (net of underwriting discounts, commission and other expenses). The Company intends to use the net proceeds of the offering for additional working capital and other general corporate purposes.

At October 1, 2000 we had outstanding debts of $22.8 million. This is predominantly made up of a promissory note payable to DSC Telecom L.P. for $18.1 million.

For the nine months ended October 1, 2000 we used $20.6 million cash in operating activities compared with $18.5 million for the nine months ended October 3, 1999. The cash used in operations is primarily a result of the operating loss and changes in working capital.

The net cash used in investing activities in the nine months to October 1, 2000 and October 3, 1999 all related to capital equipment.

Our financing cash flows for the nine months ended October 1, 2000 were $92.7 million. The inflows primarily arose from $5.4 million of proceeds from the issuance of preferred stock, $86.1 million of net proceeds from the initial public offering and a $1.2 million reduction in restricted cash. The decrease in restricted cash relates to the removal of a performance guarantee as work has been completed on a customer contract.

The Company has no material commitments other than obligations under is long term debt, operating and capital leases and the forward exchange contracts mentioned below.

Item 3 Quantitative and Qualitative Disclosure of Market Risk

Interest rate risk

The Company's earnings are affected by changes in interest rates. As of December 31, 1999 and October 1, 2000 we had cash and cash equivalents of $62.9 million and $131.4 million, respectively, (including restricted cash). Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates of 2 percent from October 1, 2000 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income, however, management would likely take action to mitigate the impact if such a decline occurred. Due to the uncertainty of the specific actions to mitigate this that would be taken and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign currency exchange rate risk

For the nine months ended October 1, 2000 24.5% of our sales were denominated in euros, 1.1% were denominated in Canadian dollars and the remaining 74.4% were denominated in US dollars. Our total euro denominated sales for the nine months ended October 1, 2000 were 5.4 million euros that were recorded at an average exchange rate of $1US to 1.0464 euros. If the average exchange rate used had been higher or lower by 10% it would have increased or decrease the euro denominated sales value by $0.5 million. We expect the proportions of sales in euros to fluctuate over time. The Company's sensitivity analysis for changes in foreign currency exchange rates does not factor in changes in sales volumes.

In connection with sales contracts where our customer is to pay in a currency other than U.S. dollars, we have engaged since May 2000 in currency hedging contracts that lock in minimum exchange rates of such foreign currencies. We do not enter into any currency hedging activities for speculative purposes. The total amount of euro hedges outstanding at October 1, 2000 are $4.9 million at an average rate of $1US to 1.0742 euros. The cost of these contracts will be included under interest and other income in our financial statements. We will continue to monitor our foreign currency exposures and may modify hedging strategies as we deem prudent.

The Company's results are affected by foreign currency risk, predominantly Swedish krona and pounds sterling. During the nine months to October 1, 2000 we have paid costs in local currency of approximately 77 million Swedish krona at an average rate of 1$US to 8.8691 Swedish krona and 16 million pounds sterling at an average rate of 1$US to 0.6454 pounds sterling. If the average exchange rates had been higher or lower by 10%, the Swedish krona denominated costs would have increased or decreased by $0.8 million and the pounds sterling denominated costs by $2.5 million. We expect the proportions of costs paid in Swedish krona and pounds sterling to fluctuate over time.

In order to manage our pound sterling foreign currency risk, we have entered into a forward exchange contract to purchase 24 million pounds sterling at an average exchange rate of $1US to 0.6793 pounds sterling in sixteen equal amounts from November 2000 to February 2002. If the future average exchange rates over the life of the contract are higher or lower than the contracted rate by 10%, our results would be impacted by $3.5 million. There were no such contracts outstanding at December 31, 1999.

PART II OTHER INFORMATION

Item 1. Legal Proceeding

None

Item 2. Change in securities and use of proceeds

During the three months ended October 1, 2000 we granted stock options to purchase an aggregate 659,500 shares of our common stock at an average exercise price of $10.03 per share to employees under our 1998 stock option plan. During the three months ended October 1, 2000 employees exercised options for 44,657 shares of common stock for aggregate consideration of $19,886. The issuance of these resticted securities was deemed to be exempt from registration under the act in reliance upon Section 4(2) of the Act or Rule 701 promulgalated under
Section 3 (b) of the Act.

On July 25, 2000, the Company completed an initial public offering of 6,325,000 shares of its Common stock $0.0003 par value per share (the "IPO"). The managing underwriters in the IPO were Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Lehman Brothers Inc., and U.S. Bancorp Piper Jaffray Inc. The shares of common stock sold in the IPO were registered under the Securities Act of 1933, as amended on a Registration Statement on Form S-1 (Reg. No. 333-34514) (the "REGISTRATION STATEMENT") that was declared effective by the Commission on July 19, 2000. All 6,325,000 shares of Common Stock registered under the Registration Statement, including shares covered by an overallotment option, were sold at a price to the public of $15.00 per share. The IPO resulted in gross proceeds of $94.9 million, of which $6.6 million was applied toward commissions to the underwriters. Expenses related to the IPO were approximately $2.2 million. After deducting the underwriters' commissions and expenses, the Company received net proceeds of approximately $86.1 million. The Company intends to use the net proceeds of the IPO primarily for additional working capital and other general corporate purposes, including in management's estimation continued investment in research and development of between $15 million and $25 million and sales and marketing expenditures of between $10 million and $20 million. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated by the Company's operations, competitive and technological developments and the rate of growth, if any, of the Company's business.

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

The Company may also use a portion of the net proceeds of the IPO to repay existing indebtedness to DSC, a division of Alcatel. The debt is under a promissory note of $18.1 million, consisting of $15.0 million in principal amount plus accrued but unpaid interest at an annual rate of 7%.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

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

November 15, 2000

                          AIRSPAN NETWORKS INC.

                          By: /s/ JOSEPH J. CAFFERELLI
                              -------------------------------
                              Joseph J. Cafferelli
                              Senior Vice President and Chief Financial Officer