Form 10-K405
period 2000-12-31
AIRSPAN NETWORKS INC
filed 2001-03-30
CIK 1105542

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                                   (Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the transition period from     to    .

                        Commission file number 000-31031

                             AIRSPAN NETWORKS INC.
             (Exact name of registrant as specified in its charter)

                  Washington                                  75-2743995
 (State or other jurisdiction of incorporation
               or organization)                  (I.R.S. Employer Identification No.)
         13450 West Sunrise Boulevard                           33323
                  Sunrise, FL                                 (Zip Code)
                (954) 851-1680
   (Address of principal executive offices)

               Registrant's telephone number, including area code:

                               ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.0003 par value

   Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

   Aggregate market value of voting stock held by non-affiliates of the registrant as of March 23, 2001: $57,236,483.

   Number of shares outstanding of the registrant's class of common stock as of March 23, 2001: 34,775,696.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              AIRSPAN NETWORKS INC

                                    FORM 10-K

                                December 31, 2000

                                TABLE OF CONTENTS

 ITEM                                                                  Page No.
 ----                                                                  --------
                                  PART I
  1   Business......................................................       1
  2   Properties....................................................      26
  3   Legal Proceedings.............................................      26
  4   Submission of Matters to a Vote of Security Holders...........      26
                                  PART II
      Market for Registrant's Common Equity and Related Stockholders
  5   Matters.......................................................      27
  6   Selected Financial Data.......................................      28
  7   Management's Discussion and Analysis of Financial Conditions
      and Results of Operations.....................................      29
  7A  Quantitative and Qualitative Disclosures about Market Risk....      38
  8   Financial Statements and Supplementary Data...................      39
  9   Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure......................................      39
                                 PART III
 10   Directors and Executive Officers of the Registrant............      39
 11   Executive Compensation........................................      39
      Security Ownership of Certain Beneficial Owners and
 12   Management....................................................      39
 13   Certain Relationships and Related Transactions................      39
                                  PART IV
      Exhibits, Financial Statement Schedules and Reports on Form 8-
 14   K.............................................................      40
 SIGNATURES..........................................................     43

                                     PART I

ITEM 1. BUSINESS

Business Overview

   We are a global supplier of broadband Fixed Wireless Access (FWA) systems that allow network operators (communications service providers) to cost effectively deliver integrated high speed data and voice services (what we call "Wireless DSL"). Our systems are based on Direct Sequence - Code Division Multiple Access, or DS-CDMA, a digital wireless technique that provides wide area coverage, security and resistance to fading. Our systems can be deployed rapidly and cost effectively, providing an attractive alternative or complement to traditional copper wire, cable, or fiber communications access networks. Our products also include software tools that optimize geographic coverage of our systems and provide ongoing network management. To facilitate the deployment and operation of our systems, we also offer network installation, training and support services. During 1996, we began shipping our products--these were among the first fixed point-to-multipoint wireless systems to be commercially deployed. Our systems have been installed by over 50 network operators in approximately 40 countries and are being tested by numerous other service providers.

   We were originally organized in 1994 as a unit within DSC Communications Corporation, a telecommunications equipment manufacturer acquired by Alcatel in 1998. DSC began developing fixed wireless access systems in 1992. In January 1998 we created a new corporation that purchased the Airspan unit from DSC for $25 million, consisting of $15 million of debt payable over three years beginning February 1, 2001 and 10 million shares of preferred stock (see Recent Developments page 32). Following the acquisition of DSC by Alcatel, we redeemed the preferred stock held by DSC for a cash payment of $10 million. During February 1999 we moved to our own premises in Uxbridge, U.K. Although our primary operations, manufacturing and product development centres remain in Uxbridge, U.K., on November 7, 2000, we relocated our corporate headquarters to Sunrise, Florida. Our telephone number there is (954) 851-1660. Further contact details and the location of all Airspan's worldwide offices may be found at www.airspan.com.

Industry Overview

 The Global Need for Bundled delivery of Data and Voice Services

   While the growth in Internet usage has slowed somewhat in the most developed countries, the global requirement for reliable high speed access to the Internet and an increased ability to transmit large amounts of information, or bandwidth remains, and is growing rapidly. End-users worldwide are demanding bundled service delivery that includes reliable high speed packet data for Internet access together with high quality voice telephony. Even in countries where communications systems are unreliable or not yet widely deployed, businesses and consumers increasingly require internet access plus fax and modem capabilities, in addition to traditional voice services.

 Global Deregulation and Increased Competition

   Worldwide deregulation of the telecommunications industry has created the opportunity for new competitors (Competitive Local Exchange Carriers--the CLECs and Internet Service Providers--ISPs) to provide local access connections that historically were offered by a single incumbent provider (the Incumbent Local Exchange Carriers or ILECs). Most countries in Europe, Latin America, and Asia have joined the U.S. and the U.K. in promoting competition for communications services. Operators are increasingly striving to differentiate their service offerings on the basis of their range of services, quality and reliability, customer service, provisioning and pricing.

 The Need for Cost Effective and Rapid Network Deployments

   CLECs have expanded their focus beyond large business customers to small and medium-sized businesses (or SMEs) and high-end residential, small-office/home-office (or SoHo) customers as well as providing services outside of the major urban areas. These markets require more cost-effective network deployment solutions to compensate for lower average customer spending on communications services and larger coverage area requirements.

   Many countries have networks that are unable to provide reliable data, voice and fax services while many other countries lack the network infrastructure to make basic telephone services broadly available. Both ILECs and CLECs in these markets need cost effective, rapidly deployable alternatives to traditional copper based networks. Time-to-market and the ability to offer bundled data and voice services with attractive pricing are key success factors.

 The Access Network Bottleneck

   While the communications transport network and Internet backbone are capable of delivering data at extremely high speeds, data can only be delivered to the end user as fast as the end-user's connection will permit. Traditional access methods are inadequate to address the rapidly expanding bandwidth requirements. To address this access network bottleneck, a number of alternative solutions have emerged.

  . Digital Subscriber Line. Digital subscriber line, or DSL, technology improves the data transmission rate of existing copper networks. DSL transmission rates and service availability, however, are limited by both the quality of the available copper and the distance from the subscriber to the service provider's network equipment. These limitations restrict the use of DSL in many countries worldwide.

  . Cable Modems. Two-way cable modems using coaxial cable enable data services to be delivered over a network originally designed to provide television service to residential subscribers. Coaxial cable has greater transmission capacity than copper wires, but is often costly to upgrade for two-way data services. Additionally, because office buildings are generally not wired for cable service, it is not a viable alternative for many business users worldwide.

  . Fiber Optics. Fiber optics provide the highest data transmission rate of any access solution, but are the most costly to deploy. As a result, fiber is typically used only to solve the bandwidth needs of the largest businesses who can justify the higher costs.

  . Satellite. Satellite communications technologies enable two-way access services. These solutions use broadcast satellite technology for high speed transmissions from the network service provider to the subscriber, but use slower wire-based connections to transmit data from the subscriber to the network service provider. The data rate available to each subscriber in a service area decreases as usage increases. As a result, because they are not cost effective, satellite solutions are not widely deployed worldwide.

  . Fixed Wireless Access. Fixed wireless access systems enable high speed access to data and telephone networks without requiring a cabled connection, such as copper wire or fiber, between the subscriber and the base station. A fixed wireless system allows for rapid deployment. However, in order to provide high quality service, it is necessary to ensure that the deployment of radio equipment is planned to maximize coverage and availability, and that the technology employed can resist fading. In addition, fixed wireless services are limited to those regions where a suitable frequency band is available.

 Need for Fixed Wireless Access Solutions

   The technology and cost limitations of other existing solutions have led many network operators to consider deployment of fixed wireless networks--the technology offers fast, flexible and cost-effective network rollout. Many varieties of wireless fixed access systems exist, some offering basic voice telephony services, others delivering IP data and data-derived services. Airspan's technology provides a platform for bundled delivery of both high quality voice and high-speed data services--a unique and compelling combination for many of our customers. The market for our systems is a subset of the fixed wireless systems market.

   Wireless communications equipment operates within assigned, often licensed frequency bands that can be segmented by the bandwidth of data that can be carried, the effective range of a single cell hub and the cost of deployment. Currently available wireless technologies include radio systems using frequencies between 10GHz and 100GHz, or millimeter wave, wireless networks covering a building or a small geographic area, or wireless local area networks, fixed wireless, cordless, cellular and next generation mobile wireless technologies.

   Each of these technologies is best suited to specific applications. Systems based on millimeter wave technologies which utilize frequencies above 10GHz, for example, provide high bandwidth services, but are costly to deploy, have significant range limitations, require line-of-sight to provide services and are adversely affected by weather conditions. These systems are generally targeted at large business customers in major cities.

   Lower frequency cordless and mobile cellular technologies have been widely deployed to deliver wireless voice service. Cellular technologies typically have a wider geographic range than our system--the lower frequencies of operation are able to propagate further, while cordless and wireless LAN (local area network) technologies have a more limited geographic range than our system. The low bandwidth of cordless and cellular technologies, however, makes them unsuitable for delivering advanced high speed Internet access. Wireless LANs have greater bandwidth than our system, but are, like cordless technologies, generally more expensive to deploy because of their limited geographic range. Furthermore Wireless LAN technologies are not optimized for delivery of high quality voice services.

   Our systems are designed to provide communications services in the 900MHz to 4 GHz frequency bands, which are increasingly being licensed worldwide, particularly in the 3.5 GHz range. These bands are less sensitive to line-of-sight obstructions and weather conditions than the millimeter wave technologies described above although they offer lower capacity for data transmission.

   The combination of technology costs and performance makes this spectrum ideal for broader market applications. Network operators addressing these markets require high performance, cost effective systems enabling integrated high speed data and voice services.

The Airspan Solution

   We are a global supplier of Wireless DSL systems that enable network operators to deliver bundled high speed data and voice services. Our systems deliver these services reliably and cost effectively and provide the following benefits:

   Bundled Data and Voice Services. Our solutions enable combined and simultaneous delivery of both high speed packet data and toll quality voice services, unlike many other access technologies that are optimized for either data or voice traffic, but not both. We term this combination Wireless DSL. Our systems flexibly allocate the available bandwidth to the services required, thereby permitting the radio resources and spectrum to be used most efficiently. Our AS4000 system is designed as a modular solution to enable deployments to be expanded as our technologies and customers' needs evolve. We provide a single integrated subscriber unit that delivers a wide range of services, and are planning an extended range of new subscriber terminals offering further varieties and combinations of services in response to our customer requirements.

   Quality of Service and Reliability. Our systems are based on CDMA technology, which allows network operators to offer high quality data and voice services with the same level of reliability that traditional telephone networks provide. This technology provides wide area coverage, security and resistance to fading. In addition, our systems allow alternative service providers to bypass the incumbent's network enabling the service provider to monitor on a real time basis the end user's network access connection. Our products are successfully deployed and operated in a wide range of demanding environments throughout the world.

   Rapid, Cost Effective Deployment. Our fixed wireless solutions are generally less expensive to deploy than fiber or copper wire networks or other high speed fixed wireless networks. Our systems' wide area coverage requires fewer base stations, allowing faster deployment with lower initial capital outlays. A single base station in urban settings covers up to 70 square miles and in rural settings covers as much as a 700 square miles. Network operators can quickly begin generating new subscriber revenues due to the reduced up-front planning and infrastructure costs and the relative ease of installation of our base stations. Our systems allow our customers to rapidly add new subscribers that can be brought online in hours once the basic infrastructure is in place. Network operators have the advantage of a lower up-front infrastructure cost adding additional network equipment to their capacity only when they have demand from their customers.

   Flexibility and Expandability. Our systems are highly configurable to customer requirements for capacity and for specific frequency allocations. The modular design of our systems allows for customization and expansion as customer requirements increase. Our point-to-multipoint design also facilitates expansion by permitting multiple subscribers to be connected to a single base station and multiple base stations to be supported by a single access concentrator. In addition, multiple service types, including data and voice, can be delivered over a single radio channel enabling network operators to differentiate and customize their service offerings. The product uses technology that allocates a CDMA channel on subscriber demand and allows a single radio channel to be configured to support in excess of 400 subscriber lines. Base stations may be configured with multiple radio channels--a large site with 24 radio channels can support around 10,000 subscriber lines, depending on the volume and type of customer traffic.

   Comprehensive Implementation and Support Solutions. We offer our customers a range of software tools that provide system-wide analysis for optimizing geographic coverage and identifying and solving potential sources of interference. Our software tools also initiate service for new customers and provide alarm, maintenance and testing functions. In addition, to facilitate deployment and operation of our systems, we offer network installation, training and support services. The network operator is generally responsible for site preparation and installation of the subscriber terminals. We have developed a worldwide network of regional offices and subcontractors that allow us to provide local technical and operational support for our customers wherever our products are deployed. We also operate a 24-hour technical help line providing additional support and troubleshooting for all our customers.

Our Strategy

   Our goal is to be the leading provider of fixed wireless access and wireless DSL systems to network operators. Key elements of our strategy include the following:

   Capitalize on existing deployments of our systems to attract new customers. Our numerous installations with network operators worldwide serve both as proof of concept and as a basis for reference selling to other network operators. We intend to build upon this early acceptance of our products to become the primary provider of fixed wireless systems to these service providers. We are particularly focused on expanding our existing customer relationships to supply systems to their subsidiaries and affiliates worldwide.

   Extend our strong technology position. We believe that we have established a strong technology position in the market for fixed wireless solutions, and we intend to extend this position by continuing to invest substantially in research and development. Our expertise in wireless telecommunications and radio frequency engineering is based on eight years of development experience and four years of deployment experience. Our research and development efforts are particularly focused on increasing data transmission capability and coverage area while reducing the cost of our systems. We are also focusing on reducing installation time and cost to the minimum possible for subscriber equipment. To support our strong technological position, we are actively involved in the development of standards through our membership in or participation with leading standards organizations such as IEEE (Institute of Electrical and Electronic Engineers) and ETSI (European Telecommunications Standards Institute). We also expect to evaluate the acquisition of additional businesses, products and technologies in order to accelerate the development of and time-to-market with new technologically advanced products.

   Target key growth market opportunities globally. Our fixed wireless solutions find their strongest competitive advantage in areas where there is a growing demand for integrated high speed data and voice services and where cost considerations make traditional solutions impracticable. As a result, in a developed market like the United States, we focus on service providers that are targeting small and medium sized businesses, small office/home office users and high-end consumers as well as end users in suburban and rural areas. In the developing world, our opportunities are much broader due to the general inadequacy of the existing communications infrastructure. In these markets, wireless solutions can be the basis for a new national infrastructure.

   Develop and expand our strategic relationships. We intend to develop and expand our strategic relationships with large communications equipment manufacturers to help us market our products to network operators deploying large-scale networks. These relationships facilitate broader deployments of our systems worldwide, through stronger sales presence and additional integration services and support capabilities. We also intend to form strategic relationships with communications companies situated within certain countries where there are competitive advantages to having a local presence.

   Expand global sales, marketing and customer support presence. We intend to significantly expand our sales, marketing and customer support presence to drive additional deployments and increase awareness of Airspan among network operators. We plan to aggressively hire sales and marketing personnel in our existing offices as well as to open new sales and customer support offices in key strategic markets globally.

Products

 General

   We supply fixed wireless access systems that connect residential and business customers to a communications service provider's network. The end user experiences a transparent connection with performance and features equivalent to a high quality wireline access service. Our products consist primarily of the following:

  . AS4000, a product solution consisting of an access concentrator that connects multiple base stations that in turn connect multiple subscriber terminals

  . AS7020, a software tool enabling operators to rapidly deploy or trouble-shoot subscriber installations

  . AS8100, a network management system simplifying tasks such as configuration and provisioning of subscribers, performance monitoring and alarm management

  .  AS9000, a comprehensive radio frequency and deployment planning tool

Overview of Airspan's Fixed Wireless Access System / Wireless DSL

   Below is a diagram of our system that details the relationship between our subscriber terminals, our base stations and our access concentrator, and the public service telephone network (PSTN) and data networks.

   The network operator installs base stations at various locations within their geographical area of operation that are linked to the rest of the telecomms network via our access concentrator. PSTN traffic is typically routed via a Switch, whilst data traffic can be connected directly to the internet or to leased line data networks. The base station is then able to transmit and receive voice, high speed data and Internet traffic, via a wireless link of up to 25km, to subscriber terminals located at residential and business premises.


[GRAPHIC: PICTURE AND DIAGRAM OF AIRSPAN SYSTEM ARCHITECTURE INCLUDING CENTRAL OFFICE SITE, BASE-STATION SITE, SUBSCRIBER SITES AND MANAGEMENT SITE.]

 AS4000 Fixed Wireless Access Systems

   Our AS4000 fixed wireless access systems, introduced in 1996, use reliable wideband CDMA technology to deliver high speed data, voice and ISDN (integrated services digital network) services to a network operator's customers.


[GRAPHIC: CLOSE UP PICTURE OF SUBSCRIBER TERMINAL VARIANTS]

[GRAPHIC: PICTURE OF SUBSCRIBER TERMINAL ANTENNA IN MOUNTED SETTING]

  . the AS4000 System allows the signal to travel to and from the subscriber's equipment (router, computer, fax or telephone) through the building's existing internal wiring to a subscriber interface unit

  . the subscriber interface unit is connected by a coaxial cable to an external antenna which together form the subscriber terminal

  .  the antenna relays the information to the base station

  . the signals from the various subscriber terminals (up to 2000 subscriber lines per base station) are routed through the base station to the access concentrator, normally located at the communications service provider's central switching center

  .  the signals are routed through the network to the final destination.

   Our system typically allocates a line to a subscriber terminal only when needed; for example, when a customer picks up a telephone handset. This technology allocates spectrum efficiently and increases total system capacity. A single radio channel to support in excess of 400 subscriber lines, and base stations may be configured with multiple radio channels --a large site with 24 radio channels can support around 10,000 subscriber lines depending on the volume and type of customer traffic.

   The access concentrator assigns capacity and provides a node for network management. Priority channels can be configured to provide access to key users such as emergency services. This on-demand approach also applies to the transport of internet traffic (IP data), to maximize the efficiency of use of the allocated spectrum, and to maximize the throughput for any individual customer.

 AS7020 Subscriber Terminal Deployment and Trouble Shooting Software

   Airspan has developed a PC-based software product that assists operatives with installation, commissioning and troubleshooting subscriber installations. The software provides setup information to the user and allows modification of the key parameters. The software can also provide information on the quality of the radio link and sources of interference, that can assist an installation engineer optimize the position and angular direction of the external subscriber antenna. These features and functions greatly reduce the time needed to set up and optimize a subscriber installation.

 AS8100 Network Management System

   The newer generation AS8100 Network Management System, introduced in 1998, is a configuration, alarm, test and performance manager for the AS4000 range of products. The management system helps ensure that the services provided over AS4000 networks are uninterrupted and of high quality. AS8100 is flexible and can be expanded to suit a range of different networks and is available in different versions for the network center, desktop and the field.

   The AS8100 Network Management System operates on a Microsoft Windows NT platform and the user interface is entirely graphical and windows-based, uses drag-down menus, icon-based representations, maps and equipment views. The system permits network operators to remotely manage a geographically dispersed set of network elements.

 AS9000 Airspan Planning and Configuration Tools

   The AS9000 Planning and Configuration Tool, introduced in 1998, is a sophisticated planning solution that enables operators to plan and deploy our systems. This product is based on third party software customized for use with our systems. The main task of the planning tool is to find the optimal location and configuration for the base stations of an AS4000 deployment. The system provides a powerful prediction engine that can generate coverage maps for multiple scenarios until the best case scenario is found.

   Once the location of the base stations have been determined, AS9000 can be used to compare the way the radio signals fade as they spread out from a base station transmitter and the extent of coverage. The four key aspects of the predictive tool are the terrain (altitude) databases, clutter (natural terrain features and man-made obstructions) information, antenna information and system configuration, which are used to predict transmission coverage.

   We use software developed and maintained by MSI for our AS9000 radio planning software. We depend on MSI to deliver, support and enhance their software in a way that will meet our needs. Under a contract with MSI, we have four licenses for internal use on a non exclusive and non transferable basis and a license agreement for our end users, for which we pay annual fees. The licenses have no fixed termination date but can be terminated by either party that gives not less than 12 months, notice.

Technology

   As of March 23, 2001, we had 75 people engaged in research and development. Our technology has been under continuous development since the inception of the system design in 1993, and from the outset our goal has been to develop high performance systems that are resilient in a wide range of deployment conditions.

 Frequency Choice

   We recognized early that no single fixed wireless spectrum would apply around the world. Consequently, our designs have accommodated the ability to easily change radio frequency subsystems to match the customer's specific spectrum allocation. We believe we have the widest choice of radio subsystems in the industry within the 0.9 to 4.0 GHz bands.

 CDMA Technology

   Our AS4000 product line is based on well-established CDMA technology that allows multiple users to share simultaneously a single radio channel while providing a high degree of security between channels and other users. Other technologies, such as Frequency Division Multiplex Access, or FDMA, and Time Division Multiplex Access, or TDMA, and variants of these technologies, are also used to expand the number of users within a given radio band.

   Each of these technologies, CDMA, FDMA and TDMA, function differently. CDMA uses virtually random encoding of data, rather than dividing the frequencies into narrow bands like FDMA or based on time intervals of the transmission like TDMA. We selected CDMA, technology for our products because we believe CDMA can generally allow a greater number of users per radio channel than either FDMA or TDMA, and with greater security.

 Intellectual Property

   We have successfully developed a reliable CDMA-based system employing our own enabling technology which has resulted in, as of March 23, 2001, 28 separate patents granted in the U.S. and 11 pending applications in the U.S. In order to improve system performance and reduce costs, we have developed a custom integrated circuit, Trinity I, which is the key element of the AS4000 System. We are currently developing our next generation custom integrated circuit, Trinity II, which will provide enhanced functionality and higher speed internet access. We expect to deliver Trinity II in 2001.

 Extensive testing and integration facilities

   The performance and coverage area of a fixed wireless system is largely dependent on a number of factors including: the strength of the radio signal transmitted, the sensitivity of the radio receiving apparatus, the radio frequency used and the clutter (natural terrain features and man-made obstructions). The availability of a fixed wireless system is predominantly dependent on the environment in which the fixed wireless system is deployed and base station and customer premise equipment installations. Our process of radio planning considers these important factors to maximize performance, coverage and availability. We have taken extensive steps to ensure that our products are thoroughly stress-tested prior to release.

   We continue to operate a live multi-cell test network which provides data (always on high speed internet access) and voice services to a number of volunteer customers situated in and around the town of Stratford-upon-Avon, U.K. In addition to providing valuable long-term system reliability, availability and other performance data, this unique facility permits us to empirically investigate radio transmission and reception and interference behavior for existing and emerging products.

 Research and development expenditures

   During the fiscal years ended December 31, 2000, December 31, 1999 and the fiscal period ended December 31, 1998, we spent $17.3 million, $16.3 million and $26.8 million, respectively on research and development of our products. Of such amounts, $0.6 million, $2.5 million and $16.3 million were, in the fiscal years 2000 and 1999 and fiscal period 1998, respectively, attributed to acquired in-process research and development and amortization of intangibles in connection with the acquisition of the business from DSC.

Customers

   We began shipping our products in 1996 and through December 2000 we had shipped our products to over 50 network operators in approximately 40 countries. Our customers include integrated data and voice carriers, providers that focus exclusively in providing data services and mobile carriers. The following table indicates our top ten customers, their locations and their percentage of our revenue recorded for the year ended December 31, 2000:

                                                                   Percentage of
                     Customer                        Locations        Revenue
                     --------                    ----------------- -------------
   Suntel Private Ltd........................... Sri Lanka             25.4%
   eircom, plc.................................. Ireland               17.8
   Telebeskid SP.zo.o........................... Poland                10.4
   AZ Communications Incorporated............... The Philippines        7.3
   Tes Media SPOL. S.R.O........................ Czech Republic         5.5
   Titan Wireless Inc........................... Various countries      4.9
   GLV LLC...................................... USA                    3.6
   PT. Aplikanusa Lintasarta.................... Indonesia              3.3
   MTN Uganda Ltd............................... Uganda                 2.5
   Bell Telecommunications Phils., Inc.......... The Philippines        2.3

   Our contracts with our customers typically provide for delivery, training, spare parts, maintenance and upgrade. In addition, we generally also agree to provide warranty for the equipment and software for a limited period of time.

   Our contracts are generally non-exclusive and contain provisions allowing our customers to terminate the agreement without significant penalties, and some contracts are conditional upon our customer's ability to receive foreign regulatory approvals. Our contracts also may specify the achievement of shipment, delivery and installation commitments. We are generally able to meet these commitments or negotiate extensions with our customers.

Sales, Marketing and Customer Service

   We sell our systems and solutions through our direct sales force, independent agents, resellers and OEM partners. Our direct sales force targets network operators in both developed and developing markets. Currently we have a direct sales presence in the U.S., U.K., Australia, Brazil, Canada, China, Czech Republic, Germany, Indonesia, the Philippines, Poland, Sweden and Sri Lanka. In markets where we do not have a direct sales presence, we also sell through independent agents and resellers who target network operators. In certain countries we also sell to OEMs who may sell our products under their names.

   Our marketing efforts are focused on network operators that provide voice and data communications services to their customers. Through our marketing activities we provide technical and strategic sales support including in-depth product presentations, technical manuals, sales tools, pricing, marketing communications, marketing research, trademark administration and other support functions.

   A high level of ongoing service and support is critical to our objective of developing long-term customer relationships. In order to facilitate the deployment of our systems, we offer our customers a wide range of implementation and support services including spectrum optimization and network management, installation, training and support services.

   Our subcontractors, who have the expertise and ability to professionally install our products, perform most major installations. This enables us to efficiently manage fluctuations in volume of installation work.

   As of March 23, 2001, we had 87 employees dedicated to sales, marketing and customer service.

Manufacturing

   We outsource our manufacturing to global contract manufacturers in order to realize the advantages in cost, quality, volume and geographic flexibility. We currently outsource all of our printed circuit board manufacturing to Flextronics International, at two sites in Europe: Karlskrona in Sweden, and Hamilton in Scotland. We are currently engaged in transferring all of the production from Flextronics Sweden to Scotland, which will provide considerable benefits from support and logistics perspectives. This transfer is scheduled to be completed by the end of the third quarter of 2001. Final product assembly is completed at our site in Uxbridge. During the first quarter 2001 we began transferring full assembly of our subscriber terminals to Flextronics. We plan to complete this transfer of volume terminal assembly to Flextronics during 2001.

   We have an agreement with Flextronics dated August 27, 1999 valid for a period of two years, which may be extended for an additional year by either party. Our contract with Flextronics is non-exclusive and may be terminated with four months' notice by either party without significant penalty. The agreement requires us to provide a bank guarantee in respect of subcontractor debt and inventory exposure in favour of Flextronics, which was $1.85 million at December 31, 2000. Other than agreeing to purchase the materials we request in the forecasts, we do not have any agreements with Flextronics to purchase any minimum volume. Our manufacturing support activities consist primarily of prototype development, new product introduction, materials planning and procurement and quality control.

   We have transferred our base station manufacture to Simclar International, in Dunfermline, Scotland. Simclar have been contracted to provide full base station configuration, build and test which will allow us to ship orders directly to our Customers from the subcontractor.

   Some of the key components of our products are purchased from single vendors, including printed circuit boards from Flextronics and electronic connector panels from Sanmina (Ireland) Limited, for which alternative sources are generally not readily available in the short to medium term. Further, some of our printed circuit boards have key components that, due to their complexity and uniqueness, are purchased from single vendors. If our vendors fail to supply us with components because they do not have them in stock when we need them, they reduce or eliminate their manufacturing capacity for these components or they enter into exclusive relationships with other parties which prevents them from selling to us, we could experience significant delays in shipping our products while we seek other sources. At times we have been forced to purchase these components from distributors instead of from the manufacturers, which significantly increases our costs. Airspan and Flextronics have entered into long term contracts with many of these critical suppliers and where there is no contract, we generally execute purchase orders, on a non-exclusive basis, approximately three to six months in advance of when we believe we may need the components.

   Our operation and manufacturing strategies enable us to configure our products to meet a wide variety of customer requirements and facilitate technology transfer between our research and development group and our contract manufacturers. We are ISO 9001 certified.

Competition

   Competition in our markets is intense and involves rapidly-changing technologies and customer requirements. We compete with established vendors of communications systems, including traditional wired communications systems.

   The primary competitive challenges our business faces include:

  . competing with established and installed traditional wired networks equipment providers

  . convincing alternative service providers that our service is superior to other potential wireless solutions

   We face, or believe that we will face, competition from various other providers of wireless communications products and services, including BreezeCOM, ECI, Floware Wireless Systems Hybrid Networks, L3 Communications, Marconi and Vyyo. While we believe our industry to be competitive, we do not believe there is a single dominant competitor.

   Competitors vary in size and scope, in terms of products and services offered. In the particular frequencies where we operate, we compete directly with ECI and Lucent, as well as smaller start-up companies. We compete indirectly with a number of large telecommunication equipment suppliers such as Alcatel, Ericsson, Hughes, and Nortel. In addition, our technology competes with other high speed solutions, such as digital subscriber lines, optical fiber cable, cable modems and high speed leased lines and satellite technologies. The performance and coverage area of our fixed wireless systems are dependent on some factors which are outside of our control, including features of the environment in which the systems are deployed such as the amount of clutter (natural terrain features and man-made obstructions) and the radio frequency available. Any inability to overcome these obstacles may make our technology less competitive in comparison with other technologies and make other technologies less expensive or more accessible. Finally, our business may compete in the future with products and services based on other wireless technologies including TDMA, FDMA, OFDM and other technologies that have yet to be developed.

   Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and financing of their products than we can. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves.

Intellectual Property Rights

   We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws together with confidentiality and/or license agreements with our employees, customers and others to protect our proprietary rights. Our patent portfolio consists of, as of March 23, 2001, 28 patents that have been granted in the U.S., together with various foreign counterparts. We also have 11 U.S. patent applications that are currently pending, together with various foreign counterparts. Our other intellectual property rights relate to the trademark and trade name Airspan(R), our website, our software and hardware design and technology.

Employees

   As of March 23, 2001, we had a total of 234 full-time employees, including contract personnel. Our employees are not presently represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers and Directors

   The names, ages and positions of our executive officers and directors as of March 23, 2001 are listed below along with their business experience during the past five years. Messrs. Cooper and Paget are officers of Airspan
Communications Ltd., our wholly owned U.K. operating subsidiary.

Name                   Age                        Title
----                   ---                        -----
Matthew J. Desch......  43 Chairman of the Board of Directors
Eric D. Stonestrom....  39 President and Chief Executive Officer, Director
Peter Aronstam........  48 Senior Vice President and Chief Financial Officer
Ian Cooper............  42 Vice President, Engineering
Jonathan Paget........  54 Executive Vice President and Chief Operating Officer
Henrik Smith-
 Petersen.............  37 President, Asia Pacific
H. Berry Cash.........  61 Director
Thomas S. Huseby......  52 Director
Ovid Santoro..........  41 Director
David A. Twyver.......  54 Director
Guillermo Heredia.....  59 Director

   Matthew J. Desch became chairman of the board of directors on July 1, 2000. From 1996 to May 1, 2000, he served as executive vice president of Nortel Networks Limited, a provider of high speed wireless voice, data, Internet and video services, and president of Nortel's Wireless Networks division, responsible for Nortel's global wireless infrastructure business. Mr. Desch joined Nortel Networks in 1987 and served in a variety of management positions. Mr. Desch has a B.S. from Ohio State University, and an M.B.A. from the University of Chicago.

   Eric D. Stonestrom joined Airspan at its inception in January 1998 as executive vice president and chief operating officer. In May 1998, he was named president and chief executive officer as well as a member of the board of directors. From 1995 to 1998, Mr. Stonestrom joined DSC Communications Corporation as the vice president of Network Management. From 1984 to 1995, Mr. Stonestrom worked at Bell Laboratories and AT&T in a variety of positions. He received B.S., M.S. and M. Eng. degrees in 1982, 1983 and 1984, respectively, from the College of Engineering at the University of California at Berkeley.

   Peter Aronstam joined Airspan in March 2001 as senior vice president and chief financial officer. From 1983 to 2001, Mr. Aronstam served in a variety of positions at Nortel Networks Limited, most recently as Vice President, Customer Financing of Nortel's Caribbean and Latin America region. From 1978 to 1980, he worked at Bank of Montreal in its international banking division; and from 1981 to 1983 at Bank of America in its Canadian corporate banking group. He received B.Com., LLB and PhD. degrees in 1971, 1973 and 1978, respectively, from the University of the Witwatersrand in Johannesburg, South Africa.

   Ian Cooper joined Airspan in February 1998 as vice president, engineering. Prior to joining Airspan, he joined DSC Communications Corporation in 1994 to develop products for the Airspan unit. In 1997, he attained responsibility for all research and development activities, including the development of the AS4000 platform. Before joining DSC, he worked at various companies as an

ASIC and hardware/systems designer and, previously he worked as a scientist for the New Zealand Department of Scientific and Industrial Research developing satellite communication and signal processing solutions for precision scientific instrumentation. He graduated from the University of Auckland with a Science degree in 1981.

   Jonathan Paget joined Airspan in April 1999 as vice president, product operations. In June 2000 Mr. Paget was named executive vice president and chief operating officer. Prior to joining Airspan, from 1997 to October 1998, he served as group chief executive of Telspec Plc, a company specializing in the development, manufacture and sale of advanced telecommunications equipment. From 1992 to 1996, he served as vice president and general manager of the European Radio Networks Solutions Group of Motorola, a provider of integrated communications solutions and embedded electronic solutions. He holds a Masters Degree in Engineering Science from Cambridge University.

   Henrik Smith-Petersen joined Airspan in February 1998 as Senior Director in Sales, then as Regional Vice President for Asia Pacific and since February 2001 President, Asia Pacific. Prior to joining Airspan, he was with DSC Communications Corporation as Director of Business Development. Within DSC he gained extensive experience developing new business and partnerships worldwide in the wireless telecommunication market. Before joining DSC, he worked for four years for AT&T's Network Systems Group in Italy, where he developed AT&T's operation systems business and later became Key Account Manager following AT&T's local partner Italtel in Milan developing the Telecom Italia business. He received his B.Sc. in Business Economics degree from Copenhagen School of Economics in Denmark in 1990, and a M.B.A. from SDA BOCCONI University in Milan in 1992.

   H. Berry Cash has served as a director of Airspan since January 1998. He been a general partner with InterWest Partners, a venture capital fund focusing on technology and healthcare, since 1985. Mr. Cash currently serves as a member of the board of directors of the following public companies: Panja Corporation, CIENA Corporation, i2 Technologies, Inc. and Liberte, Inc. He is also an advisor to Austin Ventures. Mr. Cash received a B.S. in Electrical Engineering from Texas A&M University and a M.B.A. from Western Michigan University.

   Thomas S. Huseby served as the chairman of the board of directors of Airspan from January 1998 until July 1, 2000. Mr. Huseby currently serves as a director of Airspan. Since August 1997, Mr. Huseby has served as managing partner of SeaPoint Ventures, a venture capital fund focused on communications and Internet infrastructure. Prior to SeaPoint Ventures, from 1994 to 1997, Mr. Huseby was the chairman and chief executive officer of Metawave Communications, a manufacturer of cellular infrastructure equipment. Previously he was president and chief executive officer of Innova Corporation, a manufacturer of millimeter wave radios. Mr. Huseby holds a B.A. in Economics from Columbia College, a B.S.I.E. from the Columbia School of Engineering and a M.B.A. from Stanford University.

   Ovid Santoro joined the board of directors of Airspan in November 1998. He currently serves as the chief executive officer of SurfCast, Inc., a software development company. From March 1998 until December 1999, Mr. Santoro was the founder, managing director and global head of venture capital at Deutsche Bank AG as well as the deputy chairman of Deutsche Bank AG's private equity commitment committee. Prior to joining Deutsche Bank AG, from May 1993 to March 1998, Mr. Santoro was a strategic consultant to various technology companies. Mr. Santoro holds a B.A. from Columbia University.

   David A. Twyver joined the board of directors of Airspan in May 1999. Mr. Twyver is currently president and chief executive officer of Ensemble Communications Inc., a supplier of LMDS wireless equipment. From 1996 to 1997, he served as chief executive officer of Teledesic Corporation, a satellite telecommunications company. From 1974 to 1996, he served in several management positions at Nortel, a leading global supplier of data and telephone network solutions and services, most recently as president of Nortel Wireless Networks from 1993 to 1996. Mr. Twyver is a director of Metawave Communications Corporation. He received his B.S. in Mathematics and Physics from Royal Roads Military College and University of Saskatchewan.

   Guillermo Heredia joined the board of directors of Airspan in January 2001. Since 1999, Mr. Heredia has served as the managing partner of Consultores en Inversiones Aeronauticas, a provider of consulting services to airline operators and investors. Mr. Heredia has served in the senior management of three major Mexican corporations: as president and chief operating officer of Aeromexico from 1989 to 1992 and Grupo Iusacell, Mexico's number two wireless carrier from 1992 to 1994, and as president and chief executive officer of Previnter, a joint venture of AIG, Bank Boston and Bank of Nova Scotia from 1994 to 1997. Mr. Heredia currently serves as a member of the board of directors for Nostrad Telecommunications, Inc., a media and telecommunications company that is involved in developing, acquiring and managing media and telecommunication networks in emerging markets. Mr. Heredia holds a degree in Mechanical Engineering from the Universidad de las Americas, and in Business Administration Universidad Iberoamericana.

                                  RISK FACTORS

   In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business.

If we continue to incur substantial losses and negative operating cash flows, we may not succeed in achieving or maintaining profitability in the future.

   We have incurred net losses since we became an independent company, and as of December 31, 2000 we had an accumulated deficit of $90.7 million. We anticipate that we will continue to experience negative cash flow for at least the next 30 months. Our operating losses have been due in part to the commitment of significant resources to our research and development and sales and marketing organizations. We expect to devote additional resources to these areas and, as a result, will need to continue increasing our quarterly revenues to achieve and maintain profitability. We cannot be certain that our revenues will grow at past rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

We are an early-stage company with a limited operating history, and as a result you have limited financial data with which to evaluate our business.

   We are an early-stage company in the emerging fixed wireless communications access market. We operated as a unit of DSC Communications Corporation beginning in 1994 and did not become an independent company until January 1998. As a result of our limited operating history, we have limited financial data that you can use to evaluate our business. We will encounter risks and difficulties frequently encountered in early- stage companies in a rapidly evolving market.

Since we have a limited operating history and a significant percentage of our expenses are fixed and do not vary with revenues, our quarterly operating results are volatile and difficult to predict, and our stock price could decline.

   We may not be able to accurately forecast our quarterly revenues since our customers are not required to purchase a specific number of our products in any given quarter. Revenues will be further affected if major deployments of our products do not occur in the quarter we anticipated and our customers delay shipments or payments due to their inability to obtain licenses or for other reasons. As a result, our quarterly operating results have fluctuated in the past and will likely vary in the future, which could cause the market price of our common stock to decline. Other factors that may affect our quarterly operating results and our stock price include the loss of a major customer, particularly since we depend on a few major customers, our ability to react quickly to new competing technologies, products and services which may cause us to otherwise lose our customers, or if our suppliers and manufacturers are not able to fulfill our orders as a result of a shortage of key components which leads to a delay in shipping our products. We incur expenses in significant part based on our expectations of future revenue, and we expect our operating expense, in particular salaries and lease payments, to be relatively fixed in the short run. Accordingly, any unanticipated decline in revenue for a particular quarter could have an immediate negative effect on results for that quarter, possibly resulting in a change in financial estimates or investment recommendations by securities analysts, which could result in a fall in our stock price. We believe that period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on any one quarter as an indication of future performance.

Competition from alternative communications systems, as well as larger, better capitalized or emerging competitors for our products, could result in price reductions, reduced gross margins and loss of market share.

   We compete in a new, rapidly evolving and highly competitive and fragmented market. We compete with companies that are producing fixed wireless communications access systems, satellite access systems, cable access systems and other new entrants to this industry, as well as traditional communications companies.

   We expect competition to persist and intensify in the future. In the particular frequencies where we operate, we compete directly with ECI and Lucent, as well as smaller companies such as BreezeCOM, Floware Wireless Systems, Vyyo, Hybrid Networks and L3 Communications. We compete indirectly with a number of large telecommunication equipment suppliers such as Alcatel, Ericsson, Hughes, and Nortel. In addition, our technology competes with alternative technologies, including traditional copper wire and fiber, digital subscriber lines, optical fiber cable, cable modems and high speed leased lines and satellite technologies. The performance and coverage area of our fixed wireless systems are dependent on some factors that are outside of our control, including features of the environment in which the systems are deployed such as the amount of clutter (natural terrain features and man-made obstructions) and the radio frequency available. Any inability to overcome these obstacles may make our technology less competitive in comparison with other technologies and make other technologies less expensive or more accessible.

   Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and financing of their products than we can. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to gain customer market share rapidly. These competitors may enter our existing or future markets with systems that may be less expensive, provide higher performance or contain additional features.

   We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that may supplant or provide lower cost alternatives to our systems. This or other factors may result in changes in the market valuations of our competitors, which has been volatile recently, and could cause our stock price to fall. To remain competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be certain that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to remain competitive.

We currently depend on a few key customers for substantially all of our sales, and a loss of one or more of those customers could cause a significant decrease in our net revenue.

   We currently derive, and expect to continue to derive, a substantial percentage of our net sales from fewer than ten customers. For the year ended December 31, 2000 three customers, Suntel Private Ltd., eircom, plc and Telbeskid SP.zo.o represented 25%, 18% and 10%, respectively, of our revenue. A number of our customers are affiliated in that they have cross investments in each other, which means we may lose more than one customer at once if one party decides to discontinue deploying our equipment. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. We anticipate that our operating results will continue to depend on sales to a small number of key customers in the foreseeable future. In general, our contracts with our customers involve major deployments that require several months to fulfill, so our results may depend on the same major customers for consecutive quarters. Once a contract is fulfilled, we cannot assure you that the customer will continue to purchase upgrades or services from us, or possibly new products. It is necessary therefore for us to continually seek new customers in order to increase our revenue. To the extent that any major customer terminates its relationship with us, our revenues could decline significantly.

Our customer contracts vary widely in terms and duration with a majority of our customers executing only short-term purchase orders, and allow our customers to terminate without significant penalties.

   Our contracts and purchase orders are separately negotiated with each of our customers and the terms may vary widely. A majority of our customers may only execute short-term purchase orders for a single or a few systems at one time instead of long-term contracts for large scale deployment of our systems. These purchase orders do not ensure that they will purchase any additional products beyond that specifically listed in the order.

   Moreover, since we believe that these purchase orders may represent the early portion of longer term customer programs, we expend significant financial and personnel resources and expand our operations to be able to fulfill these programs. If our customers fail to purchase additional products to fulfill their program as we expect, we may be unable to recover the costs we incur and our business could suffer.

   In addition, our contracts are generally non-exclusive and contain provisions allowing our customers to terminate the agreement without significant penalties, and some contracts are conditional upon our customer's ability to receive foreign regulatory approvals. Our contracts also may specify the achievement of shipment, delivery and installation commitments. If we fail to meet these commitments or negotiate extensions in a timely manner, our customers may choose to terminate their contract with us or impose monetary penalties.

Changes in telecommunications regulation or delays in receiving licenses could adversely affect our customers and may lead to lower sales.

   Our customers are subject to extensive regulation as communications service providers. Changes in legislation or regulation that adversely affect our existing and potential customers could lead them to spend less, or delay expenditures, on communications access systems, which would harm our business. In the past, an anticipated customer order was postponed as a result of regulatory issues in Ireland, when the licensing process became open to appeal. Our customer warned us that the appeal process would be lengthy and the outcome would be unpredictable. We also have received orders from customers that were contingent upon their receipt of licenses from regulators, the timing of which are uncertain. The receipt of licenses by our customers may occur a year or more after they initially seek those licenses, or even after they place orders with us.

   At present there are few laws or regulations that specifically address our business of providing communications access equipment. However, future regulation may include access or settlement charges or tariffs which could impose economic burdens on us and our customers. We are unable to predict the impact, if any, that future legislation, judicial decisions or regulations will have on our business.

Our sales cycle is typically long and unpredictable, making it difficult to accurately predict inventory requirements, forecast revenues and control expenses.

   Our sales cycle can range from approximately six months to approximately two years and varies by customer. The length of the sales cycle with a particular customer is influenced by a number of factors, including the:

  .  particular communications market that the customer serves

  .  testing requirements imposed by the customer on our systems

  . customer's experience with sophisticated communications equipment including fixed wireless technology

  . cost of purchasing our systems, including the cost of converting to our products from previously-installed equipment, which may be significant

   Before we receive orders, our customers typically test and evaluate our products for a period of months or, in some cases, more than a year. In addition, the emerging and evolving nature of the communication access market may cause prospective customers to delay their purchase decisions as they evaluate new technologies or competing technologies or wait for new products or technologies. As the average order size for our products increases, our customers' processes for approving purchases may become more complex, leading to a longer sales cycle. We expect that our sales cycle will continue to be long and unpredictable. Accordingly it is difficult for us to anticipate the quarter in which particular sales may occur, to determine product shipment schedules and to provide our manufacturers and suppliers with enough lead time to ensure that they have sufficient inventory on hand to meet our orders. In addition, our sales cycle impairs our ability to forecast revenues and control expenses.

Our sales in Asia, Latin America and Africa may be difficult and costly as a result of the political, economic and regulatory risks in those regions.

   Sales to customers based outside the U.S. have historically accounted for a substantial majority of our revenues. In 2000, our international sales (sales to customers located outside the U.S.) accounted for 89% of our total revenue, with sales to customers in Asia Pacific, particularly Sri Lanka and the Philippines, accounting for 41%. Sales in Asia, Latin America and Africa in particular expose us to risks associated with international operations including:

  . longer payment cycles and customers seeking extended payment terms, particularly since our customers in Asia and Latin America have difficulty borrowing money or receiving lines of credit if there is political and economic turmoil in their country

  . tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries; for example, the tariffs in Brazil make our systems expensive and not competitive for local customers

  .  import or export licensing or product certification requirements

  . unexpected changes in regulatory requirements and delays in receiving licenses to operate

  . political and economic instability, including the impact of economic recessions. Currently Sri Lanka is in the midst of a civil war and we face the possibility that the war will harm the economy in Sri Lanka, which may mean that our local customer will not be able to accept shipments or make payments

  . our reluctance to staff and manage foreign operations as a result of political unrest even though we may have business opportunities in a country, for example, in Nigeria

  . limited ability to enforce agreements in regions where the judicial systems may be less developed

   In addition, changes in foreign currency exchange rates also affect our revenue. See "Since we incur most of our expenses and a portion of our cost of goods sold in foreign currencies, fluctuations in the values of foreign currencies could have a negative impact on our profitability."

We may not be able to expand our sales and distribution capabilities, including establishing relationships with international distributors, which would harm our ability to generate revenue.

   We believe that our future success depends upon our ability to expand our direct and indirect sales operations, including establishing relationships with international distributors. We cannot be certain that we will be successful in these efforts. In addition, our distributors may not devote adequate resources to marketing, selling and supporting our products. If we fail to expand these sales channels, our business will be seriously harmed.

Our rapid growth has strained our resources, and our results of operations could be negatively affected if we are unable to manage our continued expansion effectively.

   We have experienced a period of rapid growth and expansion that has strained our resources. Since we became an independent company, the number of our employees, including contract personnel, increased from 74 to 234 as of March 23, 2001. We intend to continue to expand and, in order to manage growth effectively, we must continue to develop and expand our operational systems, procedures and controls. A failure to do so would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis. Our inability to manage growth effectively could seriously harm our business.

We are entirely dependent on our line of fixed wireless communications systems and our future revenue depends on their commercial success and our ability to adapt to evolving industry standards and new technologies.

   The market for communications systems has been characterized by rapid technological developments and evolving industry standards. Our ability to increase revenue in the future depends on the commercial success of our line of fixed wireless communications systems and our ability to adapt to changing technologies, industry standards and customer preferences in a timely and cost effective manner. To date, AS4000 fixed wireless access systems, AS7020 software tool, AS8100 network management system and AS9000 Airspan planning and configuration tools are the only products that have been shipped to customers and we expect that revenue from these products will account for a substantial portion of our revenue for the foreseeable future. In developing our products, we made assumptions about the standards that may become adopted. If our assumptions are incorrect and products based on new or alternative technologies or the emergence of new industry standards are introduced, our products could be rendered obsolete. We cannot assure you that we will be successful in developing enhancements to existing products or new products to meet evolving standards in the future.

   In addition, because the market for fixed wireless communications is in an early stage of development, we cannot assess the size of the market accurately, and we have limited insight into trends that may emerge and affect our business. For example, we may have difficulty in predicting customer needs, developing products that could address those needs and establishing a distribution strategy for those products.

Our dependence on key suppliers for some of our components and a single contract manufacturer may result in product delivery delays if they do not have components in stock or terminate their non-exclusive arrangements with us.

   Some of the key components of our products are purchased from single vendors, including printed circuit boards from Flextronics International and electronic connector panels from Sanmina (Ireland) Limited, for which alternative sources are generally not readily available. If our vendors fail to supply us with components because they do not have them in stock when we need them, or if they reduce or eliminate their manufacturing capacity for these components or they enter into exclusive relationships with other parties which prevents them from selling to us, we could experience significant delays in shipping our products while we seek other supply sources, which may result in our customers claiming damages. At times we have been forced to purchase these components from distributors instead of from the manufacturers, which significantly increases our costs. We do not have long-term contracts with all of these suppliers. Instead, we execute purchase orders approximately three to six months in advance of when we believe we may need the components. These purchase orders are non-exclusive, and we are generally not required to purchase any minimum volume of components from any of these suppliers. Where we do not have long-term contracts with these suppliers, they may terminate our relationship with up to four months' notice.

   In addition, we outsource most of our manufacturing processes to Flextronics. Flextronics relies on our forecasts of future orders to make purchasing and manufacturing decisions. We provide them with forecasts on a biweekly basis. If our forecast turns out to be inaccurate, it may lead either to excess inventory that would increase our costs or a shortage of components that would delay shipments of our systems. Our contract with Flextronics is non-exclusive and may be terminated with four months' notice by either party without significant penalty. Other than agreeing to purchase the materials we request in the forecasts, we do not have any agreements with them to purchase any minimum volume. It is possible that our major competitors may enter into contracts with Flextronics.

We depend on a single third party for our radio planning software, and if it fails to support the software adequately, our business may be harmed.

   We use software developed and maintained by Metapath Software International, or MSI, for our radio planning software. We depend on MSI to deliver, support and enhance their software in a way that will meet our needs, the failure of which could seriously harm our business. Under a contract with MSI, we have four licenses for internal use on a non-exclusive and non-transferable basis, and a license agreement for our end-users, for which we pay annual fees. The licenses have no fixed termination date but can be terminated by either party on not less than 12 months' notice.

We may not be able to recruit or retain highly skilled employees, which could result in delays in product development and loss of customers and sales.

   The design and development of fixed wireless communications access systems is complex and requires highly trained professional software, hardware and radio frequency engineers and customer support personnel. In particular, the availability of radio frequency engineers is limited because of the high demand for such engineers and because their skills can be applied to a broader range of applications than the spectrum in which we operate. Our business strategy of developing and delivering sophisticated products and providing our customers with the appropriate levels of technical support will suffer if we do not have the necessary skilled personnel working for us. For example, our inability to hire radio frequency engineers will adversely affect our product development schedule. In addition, our future growth also depends upon our ability to expand our sales and marketing operations in order to seek new customers, maintain key customer relationships and increase market awareness of our products.

   Even if we are able to hire these personnel, we will need to train them, and they will need time to become fully productive. Competition for skilled personnel is intense, especially in the London, England area where we maintain our primary operations. Our competitors, especially companies that are larger than we are, frequently place advertisements in the local newspapers to attract the same personnel we are seeking, and in the past some of our employees have left us to join our competitors. The inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales and marketing professionals, may hinder our ability to keep up with new technologies or continue to increase our customer base.

If we lose Eric Stonestrom or any of our other executive officers, we may encounter difficulty replacing their expertise, which could impair our ability to implement our business plan successfully.

   We believe that our ability to implement our business strategy and our future success depends on the continued employment of our senior management team, in particular our president and chief executive officer, Eric Stonestrom. Our senior management team, who have extensive experience in our industry and are vital to maintaining some of our major customer relationships, would be very difficult to replace. The loss of the technical knowledge and management and industry expertise of these key employees could make it difficult for us to execute our business plan effectively, could result in delays in new products being developed, lost customers and diversion of resources while we seek replacements.

If we are not able to implement a program to reduce costs over time, introduce new products or increase sales volume to respond to declines in the average selling prices of our products, our gross margin may decline.

   We expect the average selling prices of our products to decline due to a number of factors, including competitive pricing pressures, rapid technological change and volume sales discounts. Accordingly, to maintain or increase our gross margin, we must develop and introduce new products or product enhancements with higher gross margins and implement cost reductions.

   If our average selling prices continue to decline and we are not able to maintain or increase our gross margin, our results of operations could be harmed.

We may not have adequate protection for our intellectual property, which may make it easier for others to misappropriate our technology and enable our competitors to sell competing products at lower prices and harm our business.

   Our success depends in part on proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, we cannot be certain that the steps we have taken will prevent misappropriation of our technology, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights. The laws of some foreign countries, particularly in Asia, do not protect our proprietary rights to the same extent as the laws of the U.S. and the U.K., and we may encounter substantial infringement problems in those countries. In addition, we do not file for patent protection in every country where we conduct business. If we fail to adequately protect our intellectual property rights, or fail to do so under applicable law, it would be easier for our competitors to copy our products and sell competing products at lower prices, which would harm our business.

Our products may infringe on the intellectual property rights of third parties, which may result in lawsuits that could be costly to defend and prohibit us from selling our products.

   Third parties could assert exclusive patent, copyright, trademark and other intellectual property infringement claims against the technologies that are important to us. In the past, we have dropped a trademark application for a product name, and we are stopping our use of that name because we found that a third party had already obtained a trademark for it. We recently received an inquiry from Telular Corporation relating to a possible infringement of that party's wireless technology patents by us. If this inquiry leads to a proceeding against us and we are unable to defend ourselves successfully, our ability to sell our products may be adversely affected and our business would be harmed. In addition, third parties may assert claims, or initiate litigation against us, or our manufacturers, suppliers or customers with respect to existing or future products, trademarks or other proprietary rights. There is a substantial risk of litigation regarding intellectual property rights in our industry. Any claims against customers or us that we indemnify against intellectual property claims, with or without merit, may:

  .  be time-consuming, costly to defend and harm our reputation

  .  divert management's attention and resources

  .  cause delays in the delivery of our products

  .  require the payment of money damages

  . result in an injunction, which would prohibit us from using these technologies and require us to stop shipping our systems until they could be, if possible, redesigned

  . require us to enter into license or royalty agreements, which may not be available on acceptable terms or require payment of substantial sums

Since we incur most of our expenses and a portion of our cost of goods sold in foreign currencies, fluctuations in the values of foreign currencies could have a negative impact on our profitability.

   Although 79% of our sales in 2000 were denominated in U.S. dollars, we incur most of our expenses in British pounds and in 2000 a majority of our cost of goods sold in Swedish krona. We expect these percentages to fluctuate over time. Fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations and our business and our currency hedging activities may not limit these risks. The value of foreign currencies may also make our products more expensive than local products.

A material defect in our products that either delays the commencement of services or affects customer networks could seriously harm our credibility and our business, and we may not have sufficient insurance to cover any potential liability.

   Fixed wireless devices are highly complex and frequently contain undetected software or hardware errors when first introduced or as new versions are released. We have detected and are likely to continue to detect errors and product defects in connection with new product releases and product upgrades. In the past, some of our products have contained defects that delayed the commencement of service.

   If our hardware or software contains undetected errors, we could experience:

  . delayed or lost revenues and market share due to adverse customer reactions

  . higher costs and expenses due to the need to provide additional products and services to a customer at a reduced charge or at no charge

  . claims for substantial damages against us, regardless of our responsibility for any failure, which may lead to increased insurance costs

  . negative publicity regarding us and our products, which could adversely affect our ability to attract new customers

  .  diversion of management and development time and resources

   Our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or our insurer may disclaim coverage as to any future claim. The successful assertion of any large claim against us could adversely affect our business.

Since our products typically contain components from several sources, if there is a problem in one of our networks, we may have difficulty identifying the source of the problem.

   Our products must successfully integrate with products from other companies. When problems occur in a network, it may be difficult to identify the source of the problem. Although a third-party's product may be the source of hardware or software errors in our network, our customers may hold us responsible. We may not be able to respond quickly to correct these problems, which may result in the loss of future sales and harm to our reputation. In addition, we may be forced to incur significant expenses.

Because some of our executive officers are in the United Kingdom, you may not be able to enforce judgments against them that are obtained in U.S. courts.

   Since some of our executive officers reside outside the U.S. and a portion of our assets are located outside the U.S., as a result, it may be difficult or impossible for investors to effect service of process upon such persons within the U.S. or to enforce against such persons judgments obtained in the U.S. courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the U.S.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Some of the statements under the captions "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere in this Form 10-K are "forward-looking statements". These statements involve known and unknown risks and uncertainties, such as our plans, objectives, expectations and intentions, and other factors that may cause our, or our industry's, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are listed under "Risk Factors" and elsewhere in this prospectus.

   In some cases, you can identify forward-looking statements by terminology such as "expects", "anticipates", "intends", "may", "should", "plans", "believes", "seeks", "estimates" or other comparable terminology.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

ITEM 2. PROPERTIES

   On November 7, 2000, we relocated our corporate headquarters to Sunrise, Florida. This office consists of approximately 9,000 square feet. The lease on this property expires in 2007.

   Our primary location of operations, manufacturing and product development remains in Uxbridge, UK. In Uxbridge, we lease three facilities with approximately 25,000, 17,000 and 12,000 square feet, respectively. These leases expire in 2006, 2010 and 2003, respectively.

ITEM 3. LEGAL PROCEEDINGS.

   We are not currently subject to any material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol "AIRN". Our initial public offering of stock was on July 19, 2000 at $15 per share. The price range per share reflected in the table below, is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter the stock has been publicly traded.

                                                                   High   Low
                                                                  ------ ------
   2001 First Quarter (through March 23, 2001)................... $ 6.97 $ 2.13
   2000 Fourth Quarter...........................................  11.88   2.63
   2000 Third Quarter (from July 19, 2000).......................  49.02  10.00

   Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.

   At March 23, 2001 there were approximately 271 shareholders of record and the price per share of our common stock was $3.38.

   During the quarter ended December 31, 2000 we issued an aggregate of 31,160 shares of our common stock upon exercise of outstanding options to purchase our common stock.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read together with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The financial information for the year ended December 31, 1997 and month ended January 25, 1998 relates to the periods while we were a unit of DSC, which we refer to as the business unit. The information relating to the business unit has been prepared as a statement of revenues and direct costs and expenses and is not intended to be a complete presentation of the financial results of operations of the business unit. The statement of revenues and direct costs and expenses for the year ended December 31, 1997 and month ended January 25, 1998 and the consolidated statement of operations data and balance sheet data for the eleven months ended or as of December 31, 1998 and the years ended or as of December 31, 1999 and December 31, 2000 are derived from our audited consolidated financial statements which have been audited by Ernst & Young, independent auditors.

                             Business unit(1)                    Company
                         ------------------------ ---------------------------------------
                                                     Eleven
                          Year Ended  Month Ended Months Ended  Year Ended    Year Ended
                         December 31, January 25, December 31, December 31,  December 31,
                             1997        1998         1998         1999          2000
                         ------------ ----------- ------------ ------------  ------------
                                      (in thousands, except for share data)
Consolidated Statement
 of
 Operations Data:
Revenue.................   $  4,818     $   135     $ 11,485   $    12,480   $    30,279
Cost of revenue.........      3,948         100        9,531         8,086        18,782
                           --------     -------     --------   -----------   -----------
Gross profit............        870          35        1,954         4,394        11,497
                           --------     -------     --------   -----------   -----------
Research and
 development............      9,747       1,074       10,524        13,845        16,746
Sales and marketing.....      3,832         398        6,765         9,883        14,358
General and
 administrative.........      4,034         378        3,960         7,686         9,368
Acquired in-process
 research and
 development and
 amortization of
 intangibles (2)........        --          --        16,270         2,476           595
                           --------     -------     --------   -----------   -----------
Total operating
 expenses...............     17,613       1,850       37,519        33,890        41,067
                           --------     -------     --------   -----------   -----------
Loss from operations....   $(16,743)    $(1,815)     (35,565)      (29,496)      (29,570)
                           ========     =======
Interest and other
 income, net............        --          --           119           147         3,928
Income taxes............        --          --          (150)         (100)            5
                                                    --------   -----------   -----------
Net loss................        --          --      $(35,596)  $   (29,449)  $   (25,637)
                                                    ========   ===========   ===========
Net loss per share--
 basic and diluted......        --          --      $ (65.72)  $    (33.84)  $     (1.44)
Shares used to compute
 net loss per share--
 basic and diluted......        --          --       541,667       870,328    17,797,899
Pro forma net loss per
 share--basic and
 diluted (3)............        --          --           --    $     (1.37)  $     (0.82)
Shares used to compute
 pro forma net loss per
 share--basic and
 diluted................        --          --           --     21,446,122    31,163,574

                                                          As of
                                          December 31, December 31, December 31,
                                              1998         1999         2000
                                          ------------ ------------ ------------
                                                      (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents................   $36,178      $58,828      $115,340
Working capital..........................    39,758       68,795       131,100
Total asset..............................    57,840       88,220       157,334
Long term debt...........................    16,095       20,138        15,754
Stockholders' equity.....................    32,624       57,212       123,655

--------
(1) The statement of operations data relating to the business unit are further described in Note 2 to our financial statements.
(2) The eleven months ended December 31, 1998 includes a charge of $14 million for acquired in-process research and development in connection with the acquisition of the net assets of the business unit.
(3) Pro forma basic and diluted per share calculations reflect the pro forma conversion at the date of issuance of all outstanding preferred stock into common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. Since our financial information for the eleven months ended December 31, 1998 is not a full year, we refer to that period as "fiscal 1998" in the following discussion and analysis.

Overview

   We are a global supplier of wireless communications systems that allow communications service providers to cost effectively deliver both high speed data and voice services to their customers at fixed geographic locations. We were originally organized in 1994 as a unit within DSC Communications Corporation, a telecommunications equipment manufacturer acquired by Alcatel in 1998. DSC began developing fixed wireless access systems in 1992. In January 1998 we created a new corporation that purchased the Airspan unit from DSC for $25 million, consisting of $15 million of debt payable over three years beginning February 1, 2001 and 10 million shares of preferred stock. Following the acquisition of DSC by Alcatel, we redeemed the preferred stock held by DSC for a cash payment of $10 million. During February 1999 we moved to our own premises in Uxbridge, U.K.. Although our primary operations, manufacturing and product development work remains in Uxbridge, U.K., on November 7, 2000, we relocated our corporate headquarters to Sunrise, Florida.

   We generated revenue of $11.5 million in fiscal 1998, $12.5 million in 1999, and $30.3 million in 2000. We have incurred net losses of $35.6 million, $29.4 million, and $25.6 million for fiscal 1998, 1999 and 2000, respectively. Since becoming an independent company, we have generated significant net losses and negative cash flow and expect to continue to do so. We have an accumulated deficit of $90.7 million as of December 31,2000.

   We generate revenue from sales of our systems (including both hardware and software) and from services related to implementation and support activities. Sales of our systems, primarily our AS4000 product constituted 93% of revenues in fiscal 1998, 89% in 1999 and 92% in 2000. Following our purchase of the Airspan unit from DSC, we continued to sell products developed while we were a division of DSC, which we refer to as our older generation products. The older generation products allowed only one subscriber terminal, the equipment used by our customers at their locations, on each CDMA channel, which limited the number of subscriber lines per base station to 120. In 1998, we introduced products that assign channels to users only when needed, which significantly expanded the potential number of users per system. We refer to these products, which also have higher margins than our older generation products, as our newer generation products. The newer generation product uses technology that allocates a CDMA channel on subscriber demand and allows a single radio channel to support in excess of 400 subscriber lines. Base stations may be configured with multiple radio channels--a large site with 24 radio channels can support around 10,000 subscriber lines. Older generation product sales accounted for 15% of total sales in 1999 and 2% of total sales in 2000. We expect future sales of older generation products to be insignificant.

   Our proprietary software is integral to our products and is not sold separately. Customer service contracts are generally of a short-term nature, for days and weeks rather than months and are sold separately from sales of our systems. Although service revenue does not currently constitute a material portion of our revenue, we believe services will increase as a percentage of our revenue.

   Revenue is recognized when all significant contractual obligations have been satisfied and the collection of resulting revenues is reasonably assured. For most product sales, revenue recognition occurs on shipment. For contracts with nonstandard terms, revenue is recognized when these terms have been satisfied. Revenue from customer service contracts is recognized once the services have been rendered. Any billings in excess of revenue recognized for products or services are classified as deferred income or customer advances.

   We sell our products primarily through our direct sales force and, to a lesser extent, through distribution channels. We have a direct sales presence in the U.S., U.K., Australia, Brazil, Canada, China, Czech Republic, Germany, Ireland, Indonesia, the Philippines, Poland, Russia, Sweden, and Sri Lanka. We also sell through independent agents and resellers in markets where we do not have a direct sales presence and to original equipment manufacturers, or OEMs, who may sell our products under their name. Our sales cycle is typically long and unpredictable and varies between six months to two years, and often involves extensive testing and evaluation by prospective customers, which makes it difficult for us to anticipate the quarter in which particular sales may occur.

   In 2000, our international sales accounted for 89% of our total revenue, while U.S. sales accounted for 11%. Of the U.S. sales 43% consisted of systems sold to U.S. customers but were shipped to destinations outside the U.S. In the future, we expect U.S. sales to increase as a percentage of our total sales. In 2000, our top ten customers accounted for 83% of our revenue. We currently derive, and expect to continue to derive, a substantial percentage of our revenue from fewer than ten customers. In the year ended December 31, 2000, Suntel Private Ltd., eircom, plc and Telbeskid SP.zo.o represented 25%, 18% and 10%, respectively, of our revenue. For the year ended December 31, 1999, Suntel Private Ltd., Aliatel a.s. and eircom, plc represented 28%, 18% and 13%, respectively, of our revenue. For the eleven months ended December 31, 1998, Smart Communications, Aliatel a.s. and Telbank represented 18%, 14% and 14%, respectively, of our revenue. We anticipate that our operating results will continue to depend on sales to a small number of key customers in the foreseeable future. The following table identifies the percentage of our revenue by geographic region in the periods identified.

                                              Percentage of
                                                 Revenue
                          -----------------------------------------------------
                            Eleven Months
                                Ended          Year Ended        Year Ended
Geographic Area           December 31, 1998 December 31, 1999 December 31, 2000
---------------           ----------------- ----------------- -----------------
United States............       26.5%              3.9%             11.4%
Asia Pacific.............       11.5              39.5              41.4
Europe...................       47.9              41.3              42.2
Africa and Middle East...       12.7              13.8               3.7
Other locations..........        1.4               1.5               1.3

   Cost of revenue consists of component and material costs, direct labor costs, warranty costs, royalties, overhead related to manufacturing our products and customer support costs. Our gross margin is affected by changes in our product mix because our gross margin on base stations and related equipment is substantially higher than the gross margin on subscriber terminals. In addition, our gross margin is affected by changes in the average selling price of our systems, volume discounts granted to significant customers and the proportion of total revenue of sales of software which typically carries a higher gross margin than hardware. We expect the average selling prices of our products to decline and we intend to continue to implement product cost reductions and develop and introduce new products or product enhancements to maintain or increase our gross margins. Further, we expect to derive an increasing proportion of our revenue from the sale of our integrated systems through distribution channels. Revenue derived from these sales channels typically carry a lower gross margin than direct sales.

   Research and development expenses consist primarily of salaries and related costs for personnel and expenses for design, development and testing facilities and equipment. These expenses also include costs associated with product development efforts, including consulting fees and prototyping costs from initial product concept to manufacture and production. We expect to continue to make substantial investments in research and development.

   Sales and marketing expenses consist of salaries and related costs for personnel, sales commissions, consulting fees and expenses for advertising, travel, technical assistance, trade shows, and promotional and demonstration materials. We expect to continue to incur substantial expenditures related to sales and marketing activities including cost associated with the recruitment of additional sales and marketing personnel and for the expansion of our distribution channels.

   General and administrative expenses consist of salaries and related expenses for personnel, professional and consulting fees and other related expenses including facilities costs. We expect general and administrative expenses to continue to increase as we add personnel and incur additional costs related to the anticipated growth of our business and operation as a public company.

   We expect research and development, sales and marketing and general and administrative expense categories to increase in absolute dollars. However, the percentage of revenue that each of these categories represents will vary depending on the rate of our revenue growth and investments that may be required to support the development of new products and our penetration of new markets.

   We outsource most of our manufacturing processes to Flextronics International and expect to continue to use contract manufacturers. We also purchase some of the key components of our products from single vendors for which alternative sources are generally not readily available.

Results of Operations

   The results of operations have been prepared for the periods:

  .  the eleven months ended December 31, 1998

  .  the year ended December 31, 1999

  .  the year ended December 31, 2000

   The following table provides operating data as a percentage of revenue for the periods presented.

                                        Eleven Months
                                            Ended      Year Ended   Year Ended
                                        December 31,  December 31, December 31,
                                            1998          1999         2000
                                        ------------- ------------ ------------
Revenue................................     100.0%        100.0%      100.0%
Cost of revenue........................      83.0          64.8        62.0
                                           ------        ------       -----
  Gross Profit.........................      17.0          35.2        38.0
                                           ------        ------       -----
Operating expenses:
  Research and development.............      91.6         110.9        55.3
  Sales and marketing..................      58.9          79.2        47.4
  General and administrative...........      34.5          61.6        30.9
  Acquired in-process research and
   development and amortization of
   intangibles.........................     141.7          19.8         2.0
                                           ------        ------       -----
Total operating expenses...............     326.7         271.6       135.6
                                           ------        ------       -----
Loss from operations...................    (309.7)       (236.3)      (97.7)
Interest and other income, net.........       1.0           1.2        13.0
Income taxes...........................       1.3           0.8         --
                                           ------        ------       -----
Net loss...............................    (309.9)%      (236.0)%     (84.7)%
                                           ======        ======       =====

Recent Developments

   In February 2001 the Company settled its existing three year $18.5 million debt obligation owed to DSC Telecom L.P. by agreeing to pay $9.25 million in 2001, with mutual release from any further claims surrounding the transaction.

   The debt obligation with DSC was initially incurred in connection with the formation of Airspan in January 1998. Airspan had previously operated as a unit of DSC Communications Corporation, which was later acquired by Alcatel. Under the settlement agreement, Airspan agreed to pay $9.25 million in 2001, in exchange for a complete forgiveness of the debt owed by Airspan that was repayable over three years starting February 1, 2001. In addition, Airspan and Alcatel mutually released each other from certain claims made by the parties relating to the formation of Airspan in January 1998.

   The agreement provides for an initial payment of $6 million, which was made on February 15, 2001, with the remaining balance of $3.25 million payable on May 1, 2001.

   Airspan will recognize a gain of approximately $9.2 million on the net carrying value as a one time extraordinary item in the first quarter 2001, equivalent to approximately 27 cents a share.

Comparison of the Year Ended December 31, 1999 to the Year Ended December 31,
2000

 Revenue

   Revenue increased 142.6% from $12.5 million for the year ended December 31, 1999 to $30.3 million for the year ended December 31, 2000. The growth in revenue was due to the increased demand of our newer generation, higher priced products predominantly from customers located in Europe, Asia Pacific and USA, in which revenues increased by 148% and 154% and 611%, respectively. Our increase in revenue was driven by volume, rather than price increases.

 Cost of Revenue

   Cost of revenue increased 132.3% from $8.1 million in the year ended December 31, 1999 to $18.8 million in the year ended December 31, 2000, resulting from the substantial increase in revenue. Gross margin increased from 35.2% for the year ended December 31, 1999 to 38.0% for the year ended December 31, 2000. The gross margin improvement reflected primarily the results of product design changes and, to a lesser extent, efficiencies from increased volume and introduction of lower priced components in products sold.

 Research and Development Expenses

   Research and development expenses increased 21.0% from $13.8 million in the year ended December 31, 1999 to $16.7 million in the year ended December 31, 2000, due to increased headcount and increased spend on the product development of our packet data product.

 Sales and Marketing Expenses

   Sales and marketing expenses increased 45.3% from $9.9 million in the year ended December 31, 1999 to $14.4 million in the year ended December 31, 2000, reflecting a higher headcount and the expansion of our sales and marketing activities. Sales and marketing expenses for 1999 and 2000 included provisions totaling $0.0 million and $0.1 million, respectively, for potential bad debt expense.

 General and Administrative Expenses

   General and administrative expenses increased 21.9% from $7.7 million in year ended December 31, 1999 to $9.4 million in the year ended December 31, 2000, reflecting a higher headcount and additional costs associated with being a public company.

 Acquired In-process Research and Development and Amortization of Intangibles

   Acquired in-process research and development and amortization of intangibles expense decreased 76.0% from $2.5 million in the year ended December 31, 1999 to $0.6 million in the year ended December 31, 2000, reflecting the full write off of developed technology, purchase contracts and patents.

 Interest and Other Income Net

   Interest and other income increased 254.6% from $1.6 million for the year ended December 31, 1999 to $5.6 million in the year ended December 31, 2000 and consisted of interest earned on cash deposits with financial institutions, foreign exchange gains and losses on cash balances and the cost of purchasing foreign exchange contracts and options. The increased interest was from higher cash balances from additional equity capital raised in 2000. Amounts from interest income were partially offset by interest expense of $1.4 million and $1.7 million respectively, predominantly on outstanding indebtedness owed to DSC related to the purchase of the company's assets in January 1998.

 Income Taxes

   We did not record an income tax benefit for the tax losses generated in the U.K. because we have experienced operating losses since inception. The 1999 tax provisions relates to U.S. federal income taxes currently payable primarily attributable to intercompany interest income. The 2000 tax provision relates to the repayment of overpaid U.S. federal income taxes.

 Net Loss

   Net loss decreased by 12.9% from $29.4 million in 1999 to $25.6 million in 2000, due to increases in interest income. Increases in research and development, sales and marketing and general and administrative expenses offset increases in revenue, gross profits and interest income.

Comparison of Fiscal Period Ended December 31, 1998 and Year Ended December 31, 1999

 Revenue

   Revenue increased 9% from $11.5 million in fiscal 1998 to $12.5 million in 1999. During 1999, revenue from older generation products decreased approximately $8.8 million but was more than offset by revenue from sales of newer generation products to customers located in Asia Pacific and Europe. Sales to customers in Asia Pacific increased 274% while sales to customers in the U.S. declined 84%.

 Cost of Revenue

   Cost of revenue decreased 15% from $9.5 million in fiscal 1998 to $8.1 million in 1999, resulting from shipment of lower cost products and a $2.1 million provision for excess inventory for older generation products in fiscal 1998. Gross margin increased from 17.0% during fiscal 1998 to 35.2% during 1999. Excluding the inventory provision for older generation products of $2.1 million, gross margin remained constant from fiscal 1998 to 1999.

 Research and Development Expenses

   Research and development expenses increased 32% from $10.5 million in fiscal 1998 to $13.8 million in 1999, reflecting increased headcount related costs of $2.5 million, and increased product manufacturing development costs as newer generation products moved from development to manufacturing.

 Sales and Marketing Expenses

   Sales and marketing expenses increased 46% from $6.8 million in fiscal 1998 to $9.9 million in 1999, reflecting higher headcount and the expansion of our sales and marketing activities. In addition, sales and marketing expenses for fiscal 1998 and 1999 included provisions totaling $0.6 million and $0.7 million, respectively, for potential bad debt expense.

 General and Administrative Expenses

   General and administrative expenses increased 94% from $4.0 million in fiscal 1998 to $7.7 million in 1999, reflecting higher headcount related costs of $1.3 million, increased costs of our new facilities of $0.8 million and additional costs of implementing systems and procedures for an independent company.

 Acquired in-process research and development and amortization of intangibles

   Acquired in-process research and development and amortization of intangibles expense decreased 85% from $16.3 million in fiscal 1998 to $2.5 million in 1999, primarily reflecting the one-time write-off in fiscal 1998 of in-process technology. The acquired in-process research and development represent the development of technologies associated with a new generation of the AS4000 System, which allows a significantly larger number of subscribers to be supported on a single radio channel. These products under development were 80% complete at the time we purchased the Airspan unit from DSC, with an estimated $4.1 million required to complete the project, including costs for final development, system verification and test, documentation and release to manufacturing processes. The new product uses a fundamentally different product engineering design and software and required an entirely new design and engineering effort. The project was materially completed by March 31, 1998, with the first shipment in June 1998 and revenue first recognized in December 1998. We expect substantially all of our hardware product revenue will be derived from this product in 2000. See also Note 2 to the financial statements.

   Following a detailed review of the fair value and remaining economic lives for all material intangible assets, we used the following asset valuation and economic life estimations for the assets we acquired from DSC.

                                         Estimated Fair Value Estimated Economic
Asset                                      ($ in millions)           Life
-----                                    -------------------- ------------------
In-process technology...................        $14.0              0 Years
Core/developed technology...............          1.9              2 Years
Purchase contracts......................          2.1              2 Years
Patents.................................          0.1              2 Years
Assembled workforce.....................          1.2              4 Years

   The amount allocated to in-process research and development was recorded as a one-time charge to operations in 1998 because the technology was not fully developed and had no future alternative use. As we expect significant revenue to be generated from this technology, we allocated a material amount of the purchase price to in-process research and development.

   The appraisal method used to value the in-process technology was the income approach where the valuation is focused on the income-producing capability of the demand assigned product with the premise being that the value of an asset can be measured by the present worth of the net economic benefit to be received over the life of the asset. Expected cash flows attributable to the demand assigned product over its product life cycle were converted to present value through discounting. The discounting process used a rate of return that accounted for the time value of money and risk factors.

   For a description of the significant assumptions made, see Note 2 to our consolidated financial statements.

   The purchase contracts represented contractual obligations as of the acquisition date to provide existing products to customers in the future. The revenue would not be recognized until such delivery occurred. The products were to be delivered during fiscal 1998 and 1999. To arrive at an indication of value, the benefit was quantified over the life of the contract through application of the income approach.

 Interest and Other Income, Net

   Interest and other income increased 42% from $1.1 million in fiscal 1998 to $1.6 million in 1999 and consisted of interest earned on cash deposits with financial institutions. The increase from fiscal 1998 to 1999 was caused by higher cash balances from the additional equity capital we raised. Amounts from interest income were partially offset by fiscal 1998 and 1999 interest expense of $1.0 million and $1.4 million, respectively, predominantly on outstanding indebtedness owed to DSC related to the purchase of the Airspan unit in January 1998.

 Income taxes


   We did not record an income tax benefit for the tax losses generated in the U.K. The fiscal 1998 and 1999 tax provision of $0.2 million and $0.1 million, respectively, relates to U.S. federal income taxes currently payable primarily attributable to intercompany interest income.

 Net Loss

   Net loss decreased 17% from $35.6 million in fiscal 1998 to $29.5 million in 1999, primarily due to a decrease in acquired in-process research and development and amortization of intangibles of $13.8 million and a $2.4 million increase in gross margin. This decrease was offset in part by increases in research and development, sales and marketing and general and administrative expenses.

Liquidity and Capital Resources

   As of December 31, 2000 we had cash and cash equivalents totaling $122.5 million, including $7.2 million of restricted cash that is held as collateral for performance guarantees on customer and supplier contracts and with landlords. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments.

   Since inception, we have financed our operations primarily through private sales of convertible preferred stock, which totaled $117.3 million (net of transaction expenses) and on July 25, 2000, we completed an initial public offering of common stock. In conjunction with the closing of that offering, we issued 6,325,000 shares of common stock for approximately $86.0 million in cash (net of underwriting discounts, commission and other expenses). We intend to use the net proceeds of the offering for additional working capital and other general corporate purposes.

   At December 31, 2001 we had outstanding debt of $22.3 million. This was predominantly made up of a promissory note payable to DSC Telecom L.P. for $18.5 million. In February 2001 we settled this note by agreeing to pay $9.25 million in 2001. See "--RECENT DEVELOPMENTS" on page 32.

   For the year ended December 31, 2000, we used $27.8 million cash in operating activities compared with $29.8 million for the year ended December 31, 1999. The cash used in operations is primarily a result of the operating loss and changes in working capital.

   The net cash used in investing activities in the year ended December 31, 2000 and December 31, 1999 all related to capital equipment. Our financing cash flows for the year ended December 31, 2000 were $87.5 million. The inflows primarily arose from $5.4 million of proceeds from the issuance of preferred stock, $86.0 million of net proceeds from the initial public offering, partly offset by a $3.1 million increase in restricted cash. Restricted cash increases whenever a guarantee is entered into and the company provides cash as collateral to the issuer to support the guarantee and decreases whenever a guarantee is cancelled or expires as work has been completed on a customer contract.

   The Company has no material commitments other than obligations under its long term debt, capital equipment, operating and capital leases and the forward exchange contracts mentioned herein.

   We believe that our current cash position, cash equivalents and borrowing capacity, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twenty-four months.

Other matters

   On October 1, 2000, the Company adopted SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative effect type adjustment of $0.44 million unrealized gain in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash flow hedging instruments. The Company recorded cash flow hedge derivatives assets of $0.44 million as a cumulative effect of the change in accounting principle.

Based on the exchange rate at December 31, 2000, the Company would expect to reclassify as gains to earnings during the next twelve months $0.39 million from the transition adjustment that was recorded in accumulated other comprehensive income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

 Interest rate risk

   The Company's earnings are affected by changes in interest rates. As of December 31, 1999 and 2000 we had cash and cash equivalents and restricted cash of $62.9 million and $122.5 million, respectively. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates of 2 percent from December 31, 2000 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions to mitigate this that would be taken and their possible effects, the sensitivity analysis does not take into account any such action.

 Foreign currency exchange rate risk

   For the year ended December 31, 2000 19.6% of our sales were denominated in euros, 1.4% were denominated in Canadian dollars and the remaining 79.0% were denominated in US dollars. During 1999 13.0% of our sales were denominated in euros and the remaining 87.0% were denominated in U.S. dollars. Our total euro denominated sales for the year ended December 31, 2000 were 6.1 million euros that were recorded at an average exchange rate of $1US to 1.0270 euros. If the average exchange rate used had been higher or lower by 10% it would have decreased or increased the euro-denominated sales value by $0.6 million. We expect the proportions of sales in euros to fluctuate over time. The Company's sensitivity analysis for changes in foreign currency exchange rates does not factor in changes in sales volumes. In connection with sales contracts where our customer is to pay in a currency other than U.S. dollars, we have engaged since May 2000 in currency hedging contracts that lock in minimum exchange rates of such foreign currencies. Prior to 2000 we had not entered into any foreign currency forward or option contracts. We do not enter into any currency hedging activities for speculative purposes. The total amount of euro hedges outstanding at December 31, 2000 are $0.9 million at an average rate of $1US to
1.0526 euros. The cost of these contracts will be included under interest and other income in our financial statements. We will continue to monitor our foreign currency exposures and may modify hedging strategies as we deem prudent. The Company's results are affected by foreign currency risk, predominantly pounds sterling. During the year to December 31, 2000 we have paid costs in local currency of approximately 24.3 million pounds sterling at an average rate of $1US to 0.66 pounds sterling. If the average exchange rates had been higher or lower by 10%, the pounds sterling denominated costs would have decreased or increased by $3.7 million. We expect the proportions of costs paid in pounds sterling to fluctuate over time. In order to manage our pound sterling foreign currency risk, we have entered into a forward exchange contract to purchase 24 million pounds sterling at an average exchange rate of $1US to 0.6793 pounds sterling in sixteen equal amounts from November 2000 to February 2002. If the future average exchange rates over the life of the contract are higher or lower than the contracted rate by 10%, our results would be impacted by $3.5 million. There were no such contracts outstanding at December 31, 1999. During 2000 we incurred the majority of our cost of sales in Swedish Krona. With the move of our printed circuit board production from Sweden to

Scotland at the beginning of 2001 we will be incurring the majority of our cost of sales in U.S. dollars for 2001.

 Equity price risk

   We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

 Commodity price risk

   We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Financial Statements and Supplementary Data are included on pages F-1 to F-
23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

(1) Financial Statements

                                                                           Page
                                                                           ----
Report of Independent Auditors............................................ F-1
  Consolidated Balance Sheets as of December 31, 1999 and 2000............ F-2
  Consolidated Statements of Operations for the eleven months ended
   December 31, 1998 and the years ended December 31, 1999 and 2000....... F-3
  Consolidated Statements of Changes in Stockholders' Equity for the
   eleven months ended December 31, 1998, and the years ended December 31,
   1999 and 2000.......................................................... F-4
  Consolidated Statements of Cash Flows for the eleven months ended
   December 31, 1998 and the years ended December 31, 1999 and 2000....... F-5
  Notes to the Financial Statements....................................... F-6

(2) Financial Statement Schedules

Schedule II--Valuation and Qualifying Accounts............................. II-1

(3) Exhibits and Reports on Form 8-K

   (a) Exhibits With Each Management Contract or Compensatory Plan or Arrangement Required to be Filed Identified.

   See paragraph (c) below.

   (b) Reports on Form 8-K.

   No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 2000.

   (c) Exhibit Listing.

   Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

                              AIRSPAN NETWORKS INC.

                                  EXHIBIT INDEX
                          Year Ended December 31, 2000

  1.1  Form of Underwriting Agreement*

  3.1  Amended and Restated Articles of Incorporation of Airspan*

  3.2  Bylaws of Airspan*

  4.1  Form of Airspan's common stock certificate*

  5.1  Opinion of Preston Gates & Ellis LLP*

 10.1  Manufacturing Contract, dated August 27, 1998, between Airspan
       Communications Limited and Flextronics International Sweden AB*

 10.2 Contract for the Sale and Purchase of Equipment and Ancillary Facilities for the Establishment of a Wireless Access System, dated October 25,
       1999, between AZ Communications Network, Inc. and Airspan Communications
       Limited*/**

 10.3  Contract for the Engineering, Project Management, Factory Inspection,
       Training and Technical Assistance Services for the Establishment of a Wireless Access System, dated October 25, 1999, between AZ
       Communications Network, Inc. and Airspan Communications Limited*/**

 10.4  Contract for purchase order No. LP/0442/99 between Airspan
       Communications Ltd and Suntel Private Ltd. dated April 29, 1999*/**

 10.5  Distributor Agreement between Airspan Networks Inc. and GLS LLC.*/**

 10.6  Supply Agreement between Airspan Networks Inc. and GLS LLC.*/**

 10.7  Lease for Registrant's facilities located at Oxford House and Cambridge
       House, Uxbridge, U.K.*

 10.8  Lease for Registrants facilities located at Riverside Way, Uxbridge,
       U.K.*

 10.9  Agreement to tender with eircom, plc*/**

 10.10 1998 Stock Option and Restricted Stock Plan*

 10.11 2000 Employee Stock Purchase Plan*

 10.12 Employment Agreement with Eric Stonestrom*/***

 10.13 Employment Agreement with Jonathan Paget*/***

 10.14 Employment Agreement with Ian Cooper*/***

 10.15 Compromise/Settlement Agreement with Alcatel, dated February 14, 2001

 10.16 Subordinated Loan and Notes with Comdisco*

 10.17 Employment Agreement with Matthew J. Desch*/***

 10.18 Licence Agreement dated November 16, 1995, between Mobile Systems
       International And DSC Communications Limited, As Amended*/**

 10.19 Lease for Registrant's facilities located at 13450 West Sunrise
       Boulevard, Sunrise, FL 33323

 10.20 Employment Agreement with Peter Aronstram***

 10.21 2001 Supplemental Stock Option Plan

 10.22 Reseller Agreement with VADO TELECOM Kommunikationstechnik-, Planungs-und Errichtungsgesellschaft m.b.H ****

 10.23 Frame Contract for Fixed Wireless between Airspan and AS Eesti Telefon

 10.24 Reseller Agreement between Airspan and Titan Wireless Inc. ****

 10.25 Supply Agreement between Airspan and Telecable Siglo ****

 10.26 Supply Agreement between Airspan and Telbeskid Sp. z o.o. ****

 10.27 Supply Agreement between Airspan and TES Media, spol.s.r.o. ****

 10.28 Asic Development Agreement between Airspan and EBV Electronik GmbH ****

 21    Subsidiaries of registrant

 23.1  Consent of Ernst & Young, Independent Auditors

--------
* Incorporated by Reference to Airspan's Registration Statement on Form S-1 (333-34514) filed July 18, 2000
**   Confidential treatment granted for portions of this agreement.
***   Management Agreement or Compensatory Plan or Arrangement
****  Confidential treatment requested for portions of this agreement

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Airspan has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunrise, Florida, on the 29th day of March, 2001.

                                          Airspan Networks Inc.


                                                    /s/ Eric D. Stonestrom
                                          By: _________________________________
                                                    Eric D. Stonestrom,
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Airspan, in the capacities and dates indicated.

              Signature                          Title                   Dated
              ---------                          -----                   -----

        /s/ Eric D. Stonestrom         Chief Executive Officer,     March 29, 2001
______________________________________  Director (Principal
          Eric D. Stonestrom            Executive Officer)

         /s/ Matthew J. Desch          Chairman of the Board of     March 29, 2001
______________________________________  Directors
           Matthew J. Desch

          /s/ Peter Aronstam           Senior Vice President,       March 29, 2001
______________________________________  Finance; Chief Financial
            Peter Aronstam              Officer (Principal
                                        Financial and Accounting
                                        Officer)

          /s/ H. Berry Cash            Director                     March 30, 2001
______________________________________
            H. Berry Cash

        /s/ Guillermo Heredia          Director                     March 29, 2001
______________________________________
          Guillermo Heredia

         /s/ Thomas S. Huseby          Director                     March 30, 2001
______________________________________
           Thomas S. Huseby

           /s/ Ovid Santoro            Director                     March 29, 2001
______________________________________
             Ovid Santoro

           /s/ David Twyver            Director                     March 29, 2001
______________________________________
             David Twyver

                         REPORT OF INDEPENDENT AUDITORS

To: The Board of Directors and Shareholders
    Airspan Networks Inc.

   We have audited the consolidated balance sheets of Airspan Networks Inc. as of December 31, 1999 and December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the eleven month period ended December 31, 1998 and the years ended December 31, 1999 and 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial presentation. We believe our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Airspan Networks Inc. at December 31, 1999 and December 31, 2000 and the consolidated results of its operations and its consolidated cash flows for the eleven month period ended December 31, 1998, and the years ended December 31, 1999 and 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young
                                          Ernst & Young

London, England
January 31, 2001, except for
Note 16--"Subsequent Events",
as to which the date is
March 27, 2001.

                              AIRSPAN NETWORKS INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                      December 31, December 31,
                                                          1999         2000
                                                      ------------ ------------
                       ASSETS
Current Assets
Cash and cash equivalents............................   $ 58,828    $ 115,340
Restricted cash......................................      4,068        7,207
Accounts receivable, less allowance for doubtful
 accounts of $1,130 in 1999 and $1,371 in 2000.......      6,091       14,482
Unbilled accounts receivable.........................      1,581          349
Inventory............................................      7,127        8,166
Prepaid expenses and other current assets............      1,970        3,481
                                                        --------    ---------
  Total Current Assets...............................     79,665      149,025
Property, plant and equipment, net...................      6,751        6,800
Intangible assets, net...............................      1,804        1,209
Other non current assets.............................        --           300
                                                        --------    ---------
  Total Assets.......................................   $ 88,220    $ 157,334
                                                        ========    =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable.....................................   $  5,334    $   6,038
Short term debt......................................        --           849
Accrued taxes........................................        874          351
Deferred Revenue.....................................      1,941        1,210
Other accrued expenses...............................        925        3,720
Current portion of capital lease obligations.........         53           34
Current portion of long-term debt....................      1,743        5,723
                                                        --------    ---------
  Total Current Liabilities..........................     10,870       17,925
                                                        --------    ---------
Non Current Liabilities
Long-term portion of note payable to DSC Telcom
 L.P. ...............................................     16,904       12,983
Other long-term debt.................................      2,947        2,500
Accrued interest on long-term debt...................        253          271
Capital lease obligations............................         34          --
                                                        --------    ---------
                                                          20,138       15,754
                                                        --------    ---------
Stockholders' Equity
Preferred stock, $.01 par value, 81,000,000 shares
 authorized in 1999 and 2000
Series A convertible preferred stock, $0.01 par
 value, 40,000,000 shares authorized and issued in
 1999................................................        400          --
Series B convertible preferred stock, $0.01 par
 value, 18,571,429 shares authorized and issued in
 1999................................................        185          --
Series C convertible preferred stock, $0.01 par
 value, 20,000,000 shares authorized and issued in
 1999................................................        200          --
Common stock, $0.0003 par value; 33,333,333 shares
 authorized and 1,321,720 issued in 1999 and
 50,000,000 shares authorized and 34,692,331 issued
 in 2000.............................................         40           51
Note receivable--stockholder.........................       (130)        (180)
Additional paid in capital...........................    121,562      214,025
Accumulated Other Comprehensive Income...............        --           441
Accumulated deficit..................................    (65,045)     (90,682)
                                                        --------    ---------
  Total Stockholders' Equity.........................     57,212      123,655
                                                        --------    ---------
  Total Liabilities and Stockholders' Equity.........   $ 88,220    $ 157,334
                                                        ========    =========

    The accompanying notes are an integral part of the financial statements.

                              AIRSPAN NETWORKS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except for share and per share data)

                                       Eleven months
                                           ended      Year ended   Year ended
                                       December 31,  December 31, December 31,
                                           1998          1999         2000
                                       ------------- ------------ ------------
Revenue...............................   $ 11,485     $   12,480  $    30,279
Cost of revenue.......................     (9,531)        (8,086)     (18,782)
                                         --------     ----------  -----------
Gross profit..........................      1,954          4,394       11,497
                                         --------     ----------  -----------
Operating expenses:
Research and development..............     10,524         13,845       16,746
Sales and marketing...................      6,765          9,883       14,358
General and administrative............      3,960          7,686        9,368
Acquired in process research and
 development and amortisation of
 intangibles..........................     16,270          2,476          595
                                         --------     ----------  -----------
  Total operating expenses............     37,519         33,890       41,067
                                         --------     ----------  -----------
Loss from operations..................    (35,565)       (29,496)     (29,570)
Interest expense......................       (994)        (1,434)      (1,678)
Interest and other income.............      1,113          1,581        5,606
                                         --------     ----------  -----------
Loss before income taxes..............    (35,446)       (29,349)     (25,642)
Income taxes..........................       (150)          (100)           5
                                         --------     ----------  -----------
Net loss..............................   $(35,596)    $  (29,449) $   (25,637)
                                         ========     ==========  ===========
Net loss per share--basic and
 diluted..............................   $ (65.72)    $   (33.84) $     (1.44)
Weighted average shares outstanding--
 basic
 and diluted..........................    541,667        870,328   17,797,899
Pro forma net loss per share--basic
 and diluted..........................        --      $    (1.37) $     (0.82)
Pro forma weighted average shares
 outstanding--basic and diluted.......        --      21,446,122   31,163,574


   The accompanying notes are an integral part of these financial statements.

                             AIRSPAN NETWORKS INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (in thousands, except for share data)

                           Preferred Stock      Common Stock                           Accumulated
                          ------------------  ---------------- Additional    Note         Other
                                        Par               Par   Paid in   receivable  Comprehensive Accumulated
                            Shares     value    Shares   value  Capital   stockholder    Income       deficit    Total
                          -----------  -----  ---------- ----- ---------- ----------- ------------- ----------- --------
Net loss for the
period..................                                                                             $(35,596)  $(35,596)
Issuance of common stock
upon incorporation......                         541,667 $ 16                                                         16
Issuance of Series A
preferred stock.........   40,000,000  $ 400                    $ 39,025                                          39,425
Issuance of Series B
preferred stock.........   16,442,858    164                      28,611                                          28,775
Exercise of stock
options.................                         500,000   15        135     $(150)                                  --
Stock compensation......                                               4                                               4
                          -----------  -----  ---------- ----   --------     -----        ----       --------   --------
At December 31, 1998....   56,442,858    564   1,041,667   31     67,775      (150)        --         (35,596)    32,624
Net loss for the year...                                                                              (29,449)   (29,449)
Issuance of Series B
preferred stock.........    2,128,571     21                       3,704                                           3,725
Issuance of Series C
preferred stock.........   20,000,000    200                      49,800                                          50,000
Issuance of Series B
stock warrants..........                                              95                                              95
Issuance of common
stock...................                          83,333    3         42                                              45
Exercise of stock
options.................                         196,720    6         53                                              59
Stock compensation......                                              93                                              93
Repayment of note
receivable..............                                                        20                                    20
                          -----------  -----  ---------- ----   --------     -----        ----       --------   --------
At December 31, 1999....   78,571,429    785   1,321,720   40    121,562      (130)        --         (65,045)    57,212
Comprehensive loss:
 Net loss for the year..                                                                              (25,637)   (25,637)
 Cumulative effect
adjustment -- unrealised
gain on forward
contracts...............                                                                   441                       441
                                                                                                                --------
                                                                                                                 (25,196)
                                                                                                                --------
Issuance of Series C
preferred stock.........    2,178,571     22                       5,425                                           5,447
Conversion of preferred
to common stock and
reverse three for one
stock split.............  (80,750,000)  (807) 26,916,667    8        799                                             --
Issuance of shares of
common stock in
connection with initial
public offering.........                       6,325,000    2     85,996                                          85,998
Exercise of stock
options.................                         128,944    1         40                                              41
Stock compensation......                                             203                                             203
Increase in notes
receivable..............                                                       (50)                                  (50)
                          -----------  -----  ---------- ----   --------     -----        ----       --------   --------
At December 31, 2000....          --     --   34,692,331 $ 51   $214,025     $(180)       $441       $(90,682)  $123,655
                          ===========  =====  ========== ====   ========     =====        ====       ========   ========

  The accompanying notes are an integral part of these financial statements.

                              AIRSPAN NETWORKS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                        Eleven months
                                            ended      Year ended   Year ended
                                        December 31,  December 31, December 31,
                                            1998          1999         2000
                                        ------------- ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss..............................    $(35,596)     $(29,449)    $(25,637)
Adjustments to reconcile net loss to
 net cash used in operating
 activities:
  Depreciation and amortization.......       3,707         4,821        3,703
  Stock compensation..................           4            93          203
  Purchased in-process research and
   development........................      14,000           --           --
  Other comprehensive income..........         --            --           441
  Accretion of interest on notes
   payable............................         755         1,134        1,236
  Amortization of deferred financing
   costs..............................         --             20          --
  Changes in operating assets and
   liabilities:
  Increase in receivables.............      (4,300)         (748)      (8,691)
  Decrease/(increase) in inventories..       1,774        (4,105)      (1,039)
  Increase in other current assets....      (1,497)       (1,561)        (279)
  Increase/(decrease) in accounts
   payable............................       2,968          (348)         704
  Increase in other accrued expenses..       1,946           346        1,560
  Decrease/(increase) in notes
   receivable.........................         --             20          (50)
                                          --------      --------     --------
Net cash used in operating
 activities...........................     (16,239)      (29,777)     (27,849)
                                          --------      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment....      (3,256)       (4,276)      (3,175)
Proceeds from the sale of property and
 equipment............................         --            --            18
Acquisition costs.....................        (100)          --           --
                                          --------      --------     --------
Net cash used in investing
 activities...........................      (3,356)       (4,276)      (3,157)
                                          --------      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common
 stock................................          16            45          --
Net proceeds from issuance of
 preferred stock......................      58,200        53,725        5,447
Net proceeds from initial public
 offering, net of issuance costs of
 $8,877...............................         --            --        85,998
Net proceeds from issuance of short-
 term debt............................         --            --         1,320
Net proceeds from issuance of long-
 term debt............................         --          5,000          --
Payment of short-term debt............         --            --          (471)
Payment on long-term debt, including
 capital lease obligations............         (22)         (479)      (1,678)
Exercise of stock options.............         --             59           41
Restricted cash movement..............      (2,421)       (1,647)      (3,139)
                                          --------      --------     --------
Net cash provided by financing
 activities...........................      55,773        56,703       87,518
                                          --------      --------     --------
Increase in cash and cash
 equivalents..........................      36,178        22,650       56,512
Cash and cash equivalents, beginning
 of period............................         --         36,178       58,828
                                          --------      --------     --------
Cash and cash equivalents, end of
 period...............................    $ 36,178      $ 58,828     $115,340
                                          ========      ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Issuance of preferred stock warrants
 in connection with debt facilities...         --       $     95          --
Interest paid.........................    $      3           296     $    442
Assets acquired under capital lease...         156           --           --
Preferred stock issued in purchase of
 business.............................      10,000           --           --
Income taxes..........................         --            --           312
Note payable issued in purchase of
 business.............................      15,016           --           --
                                          ========      ========     ========

   The accompanying notes are an integral part of these financial statements.

                              AIRSPAN NETWORKS INC.

                        NOTES TO THE FINANCIAL STATEMENTS
               (in thousands, except for share and per share data)

1. THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

   The Company is a global supplier of fixed wireless communications access systems that enable network operators to deliver bundled high speed data and voice services. The Company's systems are based on Code Division Multiple Access, CDMA, technology that can be deployed rapidly and cost effectively, providing an alternative to traditional copper wire and fiber communications networks. The Company's integrated solutions include software tools that provide coverage and spectrum optimization and ongoing network management. To facilitate the deployment and operation of its systems, the Company also offers network installation, integration, training and support services. The Company's main operations are based in Uxbridge, United Kingdom, with corporate headquarters in Sunrise, Florida, U.S.A.

 Effect of the three for one reverse split

   On May 25, 2000 the common stock of the Company underwent a three for one reverse split. For comparative purposes we have in these financial statements shown outstanding common stock numbers as if the split was retroactive.

 Principles of consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant inter-company transactions and balances have been eliminated on consolidation.

 Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash equivalents

   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

 Fair value of financial instruments

   The financial instruments of the Company consist mainly of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, promissory notes, foreign currency, forward contracts and currency options. The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore , fair values are based on estimates using present value and other techniques which are significantly affected by assumptions used concerning the amount and timing of estimated future cash flows and discount rates which reflect varying degrees of risk. Specifically, the fair value of long term debt instruments reflect a current yield valuation based on a 5.56% borrowing rate, the fair value of

                              AIRSPAN NETWORKS INC.

               (in thousands, except for share and per share data)

foreign currency forward contracts reflect the present value of the potential gain or loss if settlement were to take place on December 31, 2000, and the fair value of option contracts reflect the cash flows due to or by the company if settlement were to take place on December 31, 2000. Accordingly, the estimates which follow are not necessarily indicative of the amounts that the company could potentially realize in a current market exchange.

   At December 31, 2000 and 1999 , the carrying amount of all financial instruments approximates fair value with the following exceptions:

                                                      1999            2000
                                                 --------------- ---------------
                                                 Carrying  Fair  Carrying  Fair
                                                  Amount  Value   Amount  Value
                                                 -------- ------ -------- ------
Financial Liabilities
  Long term debt due within one year............   1,743   1,782   5,723   5,558
  Long term debt................................  19,851  19,747  15,754  14,651

 Derivative financial instruments and hedging activities

   The company enters into forward and option contracts to manage its exposure to fluctuation in foreign exchange rates. The company does not hold any derivative instruments for trading purposes. As part of the companies risk management policy the company assesses its foreign currency risk on each transaction on a case by case basis. The company will only enter into forward and option contracts after taking into account the size of the transaction, expected volatility of the currency and prevailing foreign currency exchange rates.

   On October 1, 2000, the Company adopted SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation

   Our foreign exchange option contracts are designated as hedging the exposure to changes in the fair value of a recognized asset and the gain or loss is recognized in interest and other income in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged.

   Our foreign exchange forward contracts are designated as hedging the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into interest and other income when the forecasted transaction affects earnings. Any ineffective portion of the derivatives gain or loss is reported in interest and other income as it arises. In year 2000 we have no ineffective portion. Our cash flow hedges are being used to manage our pound sterling foreign currency risk, primarily on our U.K. based employee salaries and other U.K. expenses. Our U.K. salaries and expenses are accounted for each month and therefore reclassification into earnings from comprehensive income will occur every month.

                              AIRSPAN NETWORKS INC.

               (in thousands, except for share and per share data)


   In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative effect adjustment of $441 unrealized gain in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash flow hedging instruments. The tax effects of comprehensive income or loss are not considered material for the year ended December 31, 2000. The Company recorded cash flow hedge derivatives assets of $441 as a cumulative effect of the change in accounting principle. Based on the exchange rate at December 31, 2000, the Company would expect to reclassify as gains to earnings during the next twelve months $390 from the transition adjustment that was recorded in accumulated other comprehensive income.

   The foreign exchange forward contract hedges our UK expenses through to February, 2002.

   The fair value of foreign exchange forward and options contracts are determined using published rates.

 Inventories

   Inventories are stated at the lower of cost or market value. Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

     Raw materials, consumables and goods for resale--average cost

     Work in progress and finished goods--cost of direct materials, labor and allocated manufacturing overhead

 Property and equipment

   Property and equipment are stated at cost. Depreciation is provided on all tangible fixed assets at rates calculated to write off the cost, less estimated residual value based on prices prevailing at the date of acquisition, of each asset evenly over its expected useful life, as follows:

     Leasehold improvements--over the minimum lease term

     Plant, machinery and equipment--over 2 to 5 years

     Furniture and fixtures--over 4 to 5 years

 Identifiable intangible assets

   Identifiable intangible assets arose in connection with the simultaneous formation of the company and acquisition of a business unit of DSC Communications Corporation. They are stated at allocated cost and include developed technology, purchase contracts, patents and assembled workforce. Identifiable intangible assets are amortized using the straight line method over their estimated useful lives ranging from two to four years.

                              AIRSPAN NETWORKS INC.

               (in thousands, except for share and per share data)


 Goodwill arising on business combinations

   The excess of the purchase price (including associated expenses) paid over net assets of the business acquired is being amortized over its estimated useful life of ten years on the straight-line method. The Company reviews the recoverability of goodwill whenever events or changes in circumstances indicate that its carrying value may not be recoverable from the anticipated future cash flows of the related businesses on an undiscounted basis. A loss is recognized for the difference between the carrying value and the estimated fair value of the asset.

 Restricted cash

   Restricted cash consists of bank accounts set aside for the guarantees described in note 8.

 Impairment of long lived assets

   In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed", the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. No impairment expense was recognized in 1998, 1999 or 2000.

 Research and development

   All research and development expenditures are charged to research and development expense in the period incurred. Generally accepted accounting principles require the capitalization of certain software development costs after technological feasibility of the software is established. In the development of the Company's new products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. Internal software development costs that were eligible for capitalization were insignificant and were charged to research and development expense in the accompanying statements of operations.

 Revenue recognition

   Revenue is recognized when all significant contractual obligations have been satisfied and the collection of resulting revenues is reasonably assured. For most product sales, revenue recognition

                              AIRSPAN NETWORKS INC.

               (in thousands, except for share and per share data)

occurs on shipment. For contracts with non standard terms, revenue is recognized when these terms have been satisfied. Revenue from customer service contracts is recognized once the services have been rendered. Any billings in excess of revenue recognized for products or services are classified as deferred income or customer advances.

 Warranty

   The Company provides a limited warranty for periods usually ranging from twelve to twenty-four months, to all purchasers of its new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment. Management believes that the amounts provided for are sufficient for all future warranty cost on equipment sold through December 31, 2000.

 Foreign currency transactions

   Transactions in currencies other than dollars are converted at the exchange rate on the date of the transaction. The Company's functional currency is the U.S. dollar for its only trading subsidiary in the U.K.

   Monetary assets and liabilities denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rate of exchange on the balance sheet date. All differences resulting from realized and unrealized gains and losses are recognized in the statement of operations as other income or expense.

 Advertising costs

   Advertising costs are expensed at the time the promotion is held or the advertisement is first aired. Advertising expenses amounted to $1,043 in 2000, $264 in 1999 and $222 in 1998.

 Comprehensive Income

   The company reports comprehensive income or loss in accordance with the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Tax effects of comprehensive income or loss are not considered material for any period. There were no items of comprehensive income in 1998 or 1999.

 Pension, postretirement and postemployment benefits.


   The company contributes to a defined contribution pension plan for all eligible employees.

 Concentration of credit risk

   Financial instruments which potentially subject Airspan to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Airspan places its cash equivalents and short-term investments only in highly rated financial instruments. Airspan's accounts receivable

                             AIRSPAN NETWORKS INC.

              (in thousands, except for share and per share data)

are derived from sales of wireless local loop products and approximately 73%, 96% and 88.6% of product sales were non U.S. sales for the 11 month period ended December 31, 1998, the year ended December 31, 1999 and the year ended December 31, 2000, respectively. Airspan generally requires a dollar irrevocable letter of credit for the full amount of significant sales to be in place at the time of shipment, except in cases where credit risk is considered to be acceptable. Airspan derived 46% of revenue from three customers in the 11 months ended December 1998, 59% of revenue from three customers in 1999 and 54% of revenue from three customers in 2000. Airspan received 93% in 1998 and 66% in 1999 of goods for resale from two suppliers, DSC Communications Ireland and Flextronics International and 69% in 2000 from the one supplier Flextronics International. These suppliers act as sub-contractors to manufacture a substantial part of Airspan's product for resale.

 Stock based compensation

   Stock options are granted under various stock compensation programs to employees and independent directors. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). In rare instances, stock is issued to non-employees as consideration in lieu of payment. The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), and Emerging Issues Task Force Consensus 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

 Segment reporting

   During the periods, the Company operated as a single segment, being the development and supply of wireless local loop systems and solutions.

 Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year presentations.

2. THE ACQUISITION OF A BUSINESS UNIT OF DSC COMMUNICATIONS CORPORATION

   The Company was formed simultaneously with the acquisition of a business unit of DSC Communications Corporation which began development of fixed wireless access systems in 1994. In accordance with the terms of the acquisition, the assets and liabilities of the business unit were transferred from DSC to the Company on January 26, 1998.

   Venture capital raised:
   Issue of Series A stock for cash.................................... $30,000
   Stock issue costs...................................................    (575)
                                                                        -------
                                                                         29,425
                                                                        -------

                              AIRSPAN NETWORKS INC.

               (in thousands, except for share and per share data)


   Consideration issued to DSC in exchange for the business unit and costs incurred:

   Promissory note issued..............................................  15,016
   Fair value of Preferred Series A stock issued.......................  10,000
   Direct and incremental acquisition costs............................     100
                                                                        -------
                                                                         25,116
                                                                        -------
     Total initial assets of the Company............................... $54,541
                                                                        =======

   As consideration for the acquisition of the business unit, Airspan issued 10,000,000 shares of Preferred Series A stock to DSC. Total direct costs relating to the acquisition and the issuance of venture capital were $675. Of this, $575 has been accounted for as a reduction in the proceeds of Series A stock as this represents the cost of issuing the shares. The remaining $100 represents other direct and incremental acquisition costs and has been included in the cost of the acquisition.

   The purchase price allocation was as follows:

   Inventory........................................................... $ 4,796
   Accounts receivable.................................................   1,225
   Tangible fixed assets...............................................   2,706
   Accounts payable....................................................  (4,161)
                                                                        -------
                                                                          4,566
   Goodwill and identifiable intangible assets.........................  20,550
                                                                        -------
                                                                        $25,116
                                                                        =======

   The allocation of the excess of the purchase price over the net tangible assets acquired to goodwill and identifiable intangibles was as follows:

                                                                 Amortization
                                                       Value  allocated in years
                                                      ------- ------------------
   Assembled workforce............................... $ 1,200          4
   Purchase contracts................................   2,083          2
   Patent technology.................................     119          2
   Developed technology..............................   1,900          2
   In process research and development...............  14,000         --
   Goodwill..........................................   1,248         10
                                                      -------
                                                      $20,550
                                                      =======

   A detailed review was undertaken by management, who have primary responsibility, to estimate the fair values and remaining economic lives for all material intangible assets, including any in-process technology, purchased from DSC Communications Corporation in accordance with "Fair Value" as referred to in APB Opinion No. 16.

   The amount allocated to in-process research and development was recorded as a one-time charge to operations in 1998 because the technology was not fully developed and had no future alternative use. Management's expectations of the future revenue streams to be generated from this technology

                              AIRSPAN NETWORKS INC.

               (in thousands, except for share and per share data)

meant that a material amount of the purchase price was allocated to in-process research and development. The product under development was 80% complete at acquisition, with an estimated $4.1 million of cost required to complete the project associated with final development, system verification and test, documentation and release to manufacturing processes.

   The acquired in-process research and development represents the development of technologies associated with a new generation of the AS4000 System, which allows a significantly larger number of subscribers to be supported on a single radio channel. This project was materially completed by March 31, 1998, with the first shipment in June 1998 and revenue first recognized in December 1998.

   The appraisal method used to value the in-process technology was the Income Approach where the valuation is focused on the income-producing capability of the Demand Assigned product. The premise being that the value of an asset can be measured by the present worth of the net economic benefit to be received over the life of the asset. Expected cash flows attributable to the demand assigned product over its product life cycle were converted to present value through discounting. The discounting process used a rate of return that accounted for the time value of money and risk factors.

   The significant assumptions made in the valuation were as follows:

  . The valuation was performed as at January 31, 1998, the date of acquisition, with the knowledge and assumptions held at that date

  . Revenue streams were expected to commence in the second half of 1998 and carry on through to 2003

  . Average sales prices would be significantly lower than that of the older generation product

  . Forecasted average sales prices and costs of goods relating to the new product offering would decrease over the life of the product. The product costs decreasing at a greater rate, leading to an improvement in margins for future years

  . Risk adjusted discount factor used was 28%, assessed to be 100 basis points greater than the Company's weighted average cost of capital to allow for the required return on in-process technology

   The developed technology relates to the older generation product, designed to provide a fixed network service.

   The purchase contracts represented contractual obligations as of the acquisition date to provide existing products to customers in the future. The revenue would not be recognized until such delivery occurred. The products were to be delivered during fiscal 1998 and 1999. To arrive at an indication of value, the benefit was quantified over the life of the contract through application of the Income Approach.

                              AIRSPAN NETWORKS INC.

               (in thousands, except for share and per share data)

3. TAXATION

   The Company did not record an income tax benefit for the tax losses generated in the U.K. because it has experienced operating losses since inception. At December 31, 2000 the Company has U.K. income tax net operating loss carryforwards of $ 67,000 which do not expire.

   The 1998 and 1999 tax provision relates to US federal income taxes paid, primarily attributable to intercompany interest income.

   Significant components of the Company's deferred tax assets are as follows:

                                                       December 31, December 31,
                                                           1999         2000
                                                       ------------ ------------
   Net operating loss carryforwards...................   $14,375      $20,252
   Accruals and reserves..............................       216           90
   Fixed assets.......................................        (9)          29
                                                         -------      -------
                                                          14,582       20,371
   Valuation allowance................................   (14,582)     (20,371)
                                                         -------      -------
                                                         $    --      $    --
                                                         =======      =======

   Since the Company's utilization of these deferred tax assets is dependent on future profits, a valuation allowance equal to the net deferred tax assets has been provided following the criteria under SFAS 109 as it is considered more likely than not that such assets will not be realized.

4. PROPERTY, PLANT AND EQUIPMENT

                                                       December 31, December 31,
                                                           1999         2000
                                                       ------------ ------------
   Plant, machinery and equipment.....................    $7,992      $10,505
   Furniture and fixtures.............................       602        1,053
   Leasehold improvements.............................     1,932        2,021
                                                          ------      -------
                                                          10,526       13,579
   Accumulated depreciation...........................    (3,775)      (6,779)
                                                          ------      -------
                                                          $6,751      $ 6,800
                                                          ======      =======

   Depreciation expense totalled $1,437 for the eleven months ended December 31, 1998, $2,345 for the year ended December 31, 1999, and $3,108 for the year ended December 31, 2000.

                              AIRSPAN NETWORKS INC.

               (in thousands, except for share and per share data)


5. INTANGIBLE ASSETS

                                                       December 31, December 31,
                                                           1999         2000
                                                       ------------ ------------
   Assembled workforce................................   $ 1,200      $ 1,200
   Customer contracts.................................     2,083        2,083
   Patent technology..................................       119          119
   Developed technology...............................     1,900        1,900
   Goodwill...........................................     1,248        1,248
                                                         -------      -------
                                                           6,550        6,550
   Less accumulated amortization......................    (4,746)      (5,341)
                                                         -------      -------
   Net intangible assets..............................   $ 1,804      $ 1,209
                                                         =======      =======

   Amortization of intangible assets amounted to $2,270 for the eleven months ended December 31, 1998, $2,476 for the year ended December 31, 1999, and $595 for the year ended December 31, 2000.

6. INVENTORY

   Inventory consists of the following:

                                                       December 31, December 31,
                                                           1999         2000
                                                       ------------ ------------
   Purchased parts and materials......................    $4,226       $5,713
   Finished goods and consumables.....................     2,901        2,453
                                                          ------       ------
                                                          $7,127       $8,166
                                                          ======       ======

7. LONG-TERM DEBT

   Long-term debt consists of:

                                                     December 31, December 31,
                                                         1999         2000
                                                     ------------ ------------
   Promissory note payable to DSC, bearing interest
    at 7%..........................................    $16,904      $18,394
   Promissory note, bearing interest at 9%.........        940          583
   Subordinated promissory notes, bearing interest
    at 6%..........................................      3,750        2,500
                                                       -------      -------
                                                       $21,594      $21,477
                                                       =======      =======

   On January 30, 1998 the Company issued a promissory note with a principal amount of $17,000 and an interest rate of 7% per annum to DSC Telcom L.P. The principal amount of the promissory note was subsequently adjusted down by $1,984 with an effective adjustment date of January 30, 1998, due to a purchase price adjustment applicable to certain customer contracts. Accrued but unpaid interest is considered additional principal and is added to the principal indebtedness every quarter commencing April 15, 1998.

                              AIRSPAN NETWORKS INC.

               (in thousands, except for share and per share data)


   The promissory note is repayable in 36 equal monthly installments commencing February 1, 2001. In the event that the principal amount payable under the promissory note is adjusted further, the amount of the equal installments shall be recalculated from the date of the adjustment so that the principal is paid in equal installments over the remainder of the thirty-six month period. As of December 31, 2000, the amount payable under the promissory note was still under negotiation whereby the company was seeking to reduce the principal to be paid as a result of certain claims against DSC in connection with the acquisition.

   See Note 16. SUBSEQUENT EVENTS, for information regarding the repayment of the notes payable to DSC Telecom L.P.

   On March 19, 1999 the Company entered into two Loan Agreements to borrow $2,500 in installments of $1,250 each. The Company executed the borrowing of $1,250 against this Loan Agreement on March 29, 1999 as evidenced by the issue of a promissory note. The promissory note is repayable in 30 equal monthly installments of $46 commencing May 1, 1999 and two additional final installments of $94 to be paid on October 1, 2001 and May 1, 2002. The promissory note has an interest rate of 9% per annum.

   On March 19, 1999 the Company also entered into a subordinated loan and security agreement to borrow $3,750 in increments of $1,250 each. The loan was executed by the Company on March 29, 1999 by the issue of three subordinated promissory notes of $1,250. Two of the subordinated promissory notes have the same repayment conditions of 54 monthly installments consisting of one monthly installment of interest only of $0.4 (paid April 1999), 52 monthly installments of interest only of $6 (starting May 1, 1999) and one final balloon payment of $1,256 on September 1, 2003. Both subordinated promissory notes have an interest rate of 6% per annum. The third subordinated promissory note was payable in 21 monthly installments consisting of one monthly installment of interest only of $0.4 (paid April 1999), 19 monthly installments of interest only of $6 (starting May 1, 1999) and one final balloon payment of $1,256 made on December 1, 2000. The promissory note had an interest rate of 6% per annum.

   Long term debt maturities at December 31, 2000 are as follows:

   2001................................................................. $ 6,127
   2002.................................................................   6,168
   2003.................................................................   8,668
   2004.................................................................     514
                                                                         -------
                                                                         $21,477
                                                                         =======

8. COMMITMENTS

   Future minimum lease payments for assets under capital leases at December 31, 2000 are as follows:

   2001.................................................................... $36
   Less amount representing interest.......................................  (2)
                                                                            ---
   Present value of future minimum lease payments..........................  34
   Less current portion....................................................  34
                                                                            ---
                                                                            $--
                                                                            ===

                              AIRSPAN NETWORKS INC.

               (in thousands, except for share and per share data)


   The net book value of machinery and equipment under capital lease obligations, at December 31, 1999 was $78 and at December 31, 2000 was $16.

   Airspan has $423 in commitments for the acquisition of property, plant and equipment at December 31, 2000.

   Airspan Networks Inc. has entered into various operating lease agreements, primarily for office space, warehouse space and vehicles. Rent expense for the eleven months ended December 31, 1998 was $1,204, for the year ended December 31, 1999 was $1,554 and for the year ended December 31, 2000 was $ 1,800.

   Future minimum lease payments for assets under noncancelable operating leases with original terms of more than one year as of December 31, 2000 are as follows:

   2001.................................................................. $1,415
   2002..................................................................  1,381
   2003..................................................................  1,270
   2004..................................................................    910
   2005..................................................................    906
   Thereafter............................................................  2,835
                                                                          ------
                                                                          $8,717
                                                                          ======

   The Company had guarantees with its landlords, a supplier and customers totalling $4,068 at December 31, 1999 and $7,207 at December 31, 2000. The guarantees relate to non payment or non performance under contracts. Bank security guarantees of similar amounts have been established and are classified as restricted cash.

9. SEGMENTS

   As a developer and supplier of fixed wireless communications access systems and solutions, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. All of the Company's revenue is generated from the United Kingdom operations. Substantially all of the Company's revenue is attributable to customers in Asia Pacific, Europe and the United States. Additionally, substantially all of the Company's assets other than most of the cash and certain intangibles are located within the United Kingdom and Ireland.

   An analysis of revenue by geographical market is given below:

                                         Eleven months
                                             ended      Year ended   Year ended
                                         December 31,  December 31, December 31,
                                             1998          1999         2000
                                         ------------- ------------ ------------
United States...........................    $ 3,048      $   487      $ 3,465
Asia Pacific............................      1,317        4,928       12,533
Europe..................................      5,503        5,151       12,786
Africa and MiddleEast...................      1,453        1,725        1,112
Other locations.........................        164          189          383
                                            -------      -------      -------
                                            $11,485      $12,480      $30,279
                                            =======      =======      =======

                              AIRSPAN NETWORKS INC.

               (in thousands, except for share and per share data)


   For the eleven month period ended December 31, 1998, the Company had revenues from transactions with three customers which amounted to 18%, 14% and 14% of total revenues. For the year ending December 31, 1999 the Company had revenues from transactions with three customers which amounted to 27%, 18% and 13% of total revenues. For the year ended December 31, 2000 the Company had revenues from transactions with three customers which amounted to 25%, 18% and 10% of total revenues. An analysis of the Company's assets is given below:

                                         December 31, December 31, December 31,
                                             1998         1999         2000
                                         ------------ ------------ ------------
Long-lived assets:
Property, plant and equipment, net:
  United States.........................   $    --      $     11     $    142
  United Kingdom and Ireland............      4,681        6,740        6,658
                                           --------     --------     --------
                                              4,681        6,751        6,800
                                           --------     --------     --------
Intangible assets, net:
  United States.........................      2,227        1,092          884
  United Kingdom and Ireland............      2,053          712          325
                                           --------     --------     --------
                                              4,280        1,804        1,209
                                           --------     --------     --------
    Total long-lived assets.............   $  8,961     $  8,555     $  8,009
                                           ========     ========     ========
Total assets:
  United States.........................   $ 32,932     $ 55,464     $106,523
  United Kingdom and Ireland............     24,908       32,756       50,811
                                           --------     --------     --------
                                           $ 57,840     $ 88,220     $157,334
                                           ========     ========     ========

10. STOCK OPTIONS

   On February 1, 1998, and as subsequently amended, the Board of Directors authorized the establishment of a non-qualified employee stock option plan whereby the Company may grant employees stock options to purchase up to 2,791,667 shares of common stock. In May 2000 the Board of Directors approved an increase in the number of shares of common stock reserved under the 1998 Stock option plan from 2,791,667 to 4,591,666.

   The exercise price of each option is equal to the market price of the Company's common stock on the date of grant. Prior to the Company's initial public offering, the market price was determined by the Board of Directors of the Company. Since the offering it is taken as the closing price from the previous day's closing price on the Nasdaq. Employee stock options generally vest over a four-year period and expire on the tenth anniversary of their issuance. The total number of options granted to employees under the plan were 1,237,167 in 1998, 1,779,500 in 1999 and 2,524,752 in 2000.

   Also, within the plan described above, the Company granted nonqualified common stock options to directors under various discrete option agreements. The number of non-qualified options granted to directors were 500,000, 596,666 and 1,100,000 in 1998, 1999 and 2000, respectively.

                              AIRSPAN NETWORKS INC.

               (in thousands, except for share and per share data)


   The Company has a full recourse note receivable from a director relating to the exercise of such options in the amount of $130 outstanding at December 31, 1999 and December 31, 2000. Such options may be exercised for the issuance of restricted stock to the extent such options are not vested. Restrictions lapse over the same four year vesting schedule as the underlying option. In the event of termination, the Company has a repurchase right determined on the original exercise price.

   The Company granted options to purchase 14,000 shares of common stock to consultants at an exercise price of $0.30 per share in February 1998. In December 1999 the Company granted options to purchase 5,000 shares of common stock to a consultant at an exercise price of $6.00 per share. These options were granted in exchange for consulting services. In July 2000 the Company granted non-qualified options to purchase 30,000 shares of common stock to an agent at an exercise price of $15.00 per share. These options were granted in exchange for release from a previous distributor agreement. The Company valued all these options using the Black-Scholes option-pricing model. As such, $4 was charged to operations in 1998, $93 was charged to operations in 1999 and $203 was charged to operations in 2000 to reflect the estimated fair value of the underlying options. All such options remain unexercised as of December 31, 2000.

   The Company has reserved 737,186 as at December 31, 2000 of its Common Stock for purchase upon exercise of options to be granted in the future.

   The following table sets forth the activity for all common stock options:

                                                                     Weighted
                                                       Number of     average
                                                        shares    exercise price
                                                       ---------  --------------
   Outstanding, February 1, 1998......................       --          --
     Granted.......................................... 1,737,167      $ 0.30
     Forfeited........................................   (20,000)       0.34
     Exercised........................................  (500,000)       0.30
                                                       ---------
   Outstanding, December 31, 1998..................... 1,217,167        0.30
     Granted..........................................   639,000        2.32
     Forfeited........................................   (69,548)       0.50
     Exercised........................................  (196,720)       0.30
                                                       ---------
   Outstanding, December 31, 1999..................... 1,589,899        1.11
     Granted.......................................... 1,899,585       10.57
     Forfeited........................................  (331,724)       3.95
     Exercised........................................  (128,944)       0.37
                                                       ---------
   Outstanding, December 31, 2000..................... 3,028,816      $ 6.75
                                                       =========      ======

                              AIRSPAN NETWORKS INC.

               (in thousands, except for share and per share data)


   The following table sets forth stock options outstanding at December 31, 2000:

                                        Outstanding options  Exercisable options
                                                   Weighted             Weighted
                                                    average              average
                                                  remaining            remaining
                                                contractual          contractual
                                       -------------------- --------------------
   Exercise Price                        Number      life     Number      life
   --------------                      ----------- -------- ----------- --------
   $ 0.30.............................     730,509     7.06     436,039     7.02
     0.54.............................     203,062     8.20     112,182     8.22
     1.17.............................       4,861     8.42         694     8.42
     1.80.............................      22,501     8.48       7,226     8.48
     2.40.............................       3,265     8.52         574     8.52
     3.60.............................     270,347     8.75      82,028     8.75
     6.00.............................     570,937     9.79       6,910     8.86
     7.50.............................     161,500     9.12         500     8.98
     9.60.............................     272,333     9.45         --       --
    15.00.............................     789,501     9.54     155,000     9.52

   The Company applies APB 25 in accounting for its stock options and warrants. On a pro forma basis, had compensation cost been determined on the basis of fair value determined under the Black-Scholes method pursuant to SFAS 123, net loss would have been as follows for the period ended December 31, 1998, and years ended December 31, 1999 and 2000:

                                         Eleven months
                                             ended      Year ended   Year ended
                                         December 31,  December 31, December 31,
                                             1998          1999         2000
                                         ------------- ------------ ------------
   Net loss, as reported................   $(35,596)     $(29,449)   $ (25,637)
   Pro forma net loss...................    (35,628)      (29,480)     (36,412)
   Net loss per share...................     (65.72)       (33.84)       (1.44)
   Pro forma net loss per share.........     (65.77)       (33.87)       (2.05)

   The weighted average fair value of the options at their grant date was $0.06 during 1998, $0.60 during 1999 and $5.80 during 2000. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average of the assumptions used in the model:

                                        Eleven months
                                            ended      Year ended   Year ended
                                        December 31,  December 31, December 31,
                                            1998          1999         2000
                                        ------------- ------------ ------------
   Risk-free interest rate.............     5.45%         5.60%        6.13%
   Expected years until exercised......        5             5            5
   Expected dividend yield.............        0             0            0
   Expected volatility.................        0             0           50%

   The pro forma effect of applying SFAS 123 is not likely to be representative of the effects on reported net income or loss for future years.

11. CONVERTIBLE PREFERRED STOCK.

   The holders of the $1.00 Series A Convertible Preferred Stock (Series A Stock) and $1.75 Series B Convertible Preferred Stock (Series B Stock) and $2.50 Series C Convertible Preferred Stock

                              AIRSPAN NETWORKS INC.

               (in thousands, except for share and per share data)

(Series C Stock) all converted to common stock on a three for one basis upon the closing of a qualified initial public offering. As at December 31, 2000 there is no issued Convertible Preferred Stock.

12. STOCK WARRANTS

   As of December 31, 2000, in addition to the option plans discussed above, Airspan has various warrants outstanding to purchase 83,333 shares of the Company's common stock at exercise prices of $5.25 per share which were issued in connection with debt facilities and lease agreements. As of December 31, 2000 all of these warrants were currently exercisable. These warrants expire on the earlier of seven years from the effective date of the warrant agreement or three years from the effective date of the Company's initial public offering on July 19, 2000. The number of shares of Common Stock to be obtained upon exercise of certain of these warrants are subject to adjustment under certain conditions. The estimated fair value of the warrants, determined based on the Black-Scholes valuation model was $95. The value of these warrants was recorded as deferred loan costs and are amortized over the life of the loan.

13. NET LOSS PER SHARE

   Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase. Shares associated with stock options, warrants and the convertible preferred stock are not included in the calculation of diluted net loss per share because they are antidilutive. As described above, each share of convertible preferred stock automatically converted to common stock upon the completion of the company's initial public offering. Pro forma net loss per share data has been determined as if each share of convertible preferred stock had converted to common stock at the time of issuance.

   The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated:

                                         11 months
                                           ended      Year ended   Year ended
                                        December 31, December 31, December 31,
                                            1998         1999         2000
                                        ------------ ------------ ------------
Numerator:
Net loss...............................  $ (35,596)   $  (29,449)  $  (25,637)
                                         =========    ==========   ==========
Denominator:
Weighted average common shares
 outstanding...........................    965,909     1,231,728   18,014,913
Less weighted average shares of
 restricted stock......................   (424,242)     (361,400)    (217,014)
                                         ---------    ----------   ----------
Denominator for basic and diluted
 calculations..........................    541,667       870,328   17,797,899
                                         =========
Weighted average pro forma conversion
 of convertible preferred stock........               20,575,794   13,365,675
                                                      ----------   ----------
Denominator for pro forma basic and
 diluted calculation...................               21,446,122   31,163,574
                                                      ==========   ==========
Net loss per share:
Basic and diluted......................  $  (65.72)   $   (33.84)  $    (1.44)
                                         =========    ==========   ==========
Pro forma basic and diluted............               $    (1.37)  $    (0.82)
                                                      ==========   ==========

                              AIRSPAN NETWORKS INC.

               (in thousands, except for share and per share data)

   There were 1,217,167 stock options and 56,442,858 shares of convertible preferred stock outstanding at December 31, 1998, and 1,589,898 stock options, 249,998 Series B Convertible stock warrants and 78,571,429 shares of convertible preferred stock outstanding at December 31, 1999, and 3,028,816 stock options, 83,333 Common stock warrants and no shares of convertible preferred stock outstanding at December 31, 2000 that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method for stock options and warrants using the if converted method for convertible preferred stock.

14. PAR VALUE

   The Company's common stock originally had a par value of $0.01. On August 6, 1999, the Company reincorporated from Delaware to Washington. In connection with this reincorporation, the par value of the common stock was changed to $0.0001. As a result of the reverse split described in note 1, the par value of common stock is now $0.0003.

15. RELATED PARTY TRANSACTIONS

   Airspan paid $220 in 1998, $263 in 1999 and $240 in 2000 to SeaPoint Ventures for executive management and accounting services. Thomas Huseby was chairman of the Company's board of directors in 1998, 1999 and part of 2000 and is a general partner of SeaPoint Ventures.

16. SUBSEQUENT EVENTS

   In February 2001 the Company negotiated a settlement of its $18.5 million promissory note with DSC Telcom L.P. Under the settlement agreement, Airspan agreed to pay $9.25 million in 2001, in exchange for a complete forgiveness of the debt owed by Airspan that was repayable over 36 equal instalments over three years starting February 1, 2001. In addition, Airspan and DSC Telcom L.P mutually released each other from certain further claims made by the parties relating to the formation of Airspan in January 1998.

   The agreement provides for an initial payment of $6 million, which was made on February 15, 2001, with the remaining balance of $3.25 million payable on May 1, 2001.

   Airspan will recognize a gain of approximately $9.2 million on the net carrying value as an extraordinary item in the first quarter 2001.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following table represents our consolidated results for each of the eight quarters ending December 31, 2000. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this Form 10-K. In the opinion of management, all necessary material adjustments have been included to present fairly the unaudited quarterly results when read in conjunction with our audited financial statements and related notes.

                                                     Quarter Ended
                          --------------------------------------------------------------------------
                          April 4,  July 3,  Oct. 3,  Dec. 31,  April 2,  July 2,  Oct. 1,  Dec. 31,
                            1999     1999     1999      1999      2000     2000     2000      2000
                          --------  -------  -------  --------  --------  -------  -------  --------
                                        ($ in thousands, except per share data)
Consolidated Statement
 of Operations Data:
Revenue.................  $ 1,301   $ 2,094  $ 3,509  $ 5,576   $ 5,661   $ 6,862  $ 8,801  $ 8,955
Cost of revenue.........      886     1,112    2,209    3,879     3,530     4,469    5,546    5,237
                          -------   -------  -------  -------   -------   -------  -------  -------
Gross profit............      415       982    1,300    1,697     2,131     2,393    3,255    3,718
                          -------   -------  -------  -------   -------   -------  -------  -------
Operating expenses:
 Research and
  development...........    3,215     3,330    3,460    3,840     4,199     4,194    4,355    3,998
 Sales and marketing....    1,931     1,707    2,388    3,857     3,099     3,374    3,500    4,385
 General and
  administrative........    1,799     1,783    1,900    2,204     2,243     2,105    2,330    2,690
 Acquired in-process
  research and
  development and
  amortization of
  intangibles...........      619       619      619      619       276       105      108      106
                          -------   -------  -------  -------   -------   -------  -------  -------
 Total operating
  expenses..............    7,564     7,439    8,367   10,520     9,817     9,778   10,293   11,179
                          -------   -------  -------  -------   -------   -------  -------  -------
Loss from operations....   (7,149)   (6,457)  (7,067)  (8,823)   (7,686)   (7,385)  (7,038)  (7,461)
Other income (expense):
 Interest expense.......     (282)     (403)    (377)    (372)     (473)     (399)    (407)    (399)
 Interest and other
  income................      392       471      334      384     1,111       750    1,508    2,237
                          -------   -------  -------  -------   -------   -------  -------  -------
 Total other income
  (expense).............      110        68      (43)      12       638       351    1,101    1,838
                          -------   -------  -------  -------   -------   -------  -------  -------
Loss before income
 taxes..................   (7,039)   (6,389)  (7,110)  (8,811)   (7,048)   (7,034)  (5,937)  (5,623)
                          -------   -------  -------  -------   -------   -------  -------  -------
 Income taxes...........      (18)      (22)     (28)    (32)       (16)        0       16        5
                          -------   -------  -------  -------   -------   -------  -------  -------
 Net loss...............  $(7,057)  $(6,411) $(7,138) $(8,843)  $(7,064)  $(7,034) $(5,921) $(5,618)
                          =======   =======  =======  =======   =======   =======  =======  =======
Net loss per share basic
 and diluted............  $(10.33)   $(7.75)  $(7.49)  $(8.69)   $(6.50)   $(6.21)  $(0.17)  $(0.16)

Financial Statement Schedules
                                   Schedule II

                               Airspan Networks Inc. Valuation and Qualifying
                                                  Accounts
                              -------------------------------------------------
                                         Additions     Deductions
                                         --------- ------------------
                              Balance at  Charged   Credit   Charged   Balance
                              Beginning     to        to     Against   at End
                              of Period  Expenses  Expenses Provision of Period
                              ---------- --------- -------- --------- ---------
                                       (in thousands of U.S. dollars)
Allowance for doubtful
 debts:
Year ended December 31,
 2000.......................    1,130       355      (114)       0      1,371
Year ended December 31,
 1999.......................      578       856       (20)    (283)     1,130
Eleven months ended December
 31, 1998...................        0       578         0        0        578

                              AIRSPAN NETWORKS INC.

                                  EXHIBIT INDEX
                          Year Ended December 31, 2000

  1.1  Form of Underwriting Agreement*

  3.1  Amended and Restated Articles of Incorporation of Airspan*

  3.2  Bylaws of Airspan*

  4.1  Form of Airspan's common stock certificate*

  5.1  Opinion of Preston Gates & Ellis LLP*

 10.1  Manufacturing Contract, dated August 27, 1998, between Airspan
       Communications Limited and Flextronics International Sweden AB*

 10.2 Contract for the Sale and Purchase of Equipment and Ancillary Facilities for the Establishment of a Wireless Access System, dated October 25,
       1999, between AZ Communications Network, Inc. and Airspan Communications
       Limited*/**

 10.3  Contract for the Engineering, Project Management, Factory Inspection,
       Training and Technical Assistance Services for the Establishment of a Wireless Access System, dated October 25, 1999, between AZ
       Communications Network, Inc. and Airspan Communications Limited*/**

 10.4  Contract for purchase order No. LP/0442/99 between Airspan
       Communications Ltd and Suntel Private Ltd. dated April 29, 1999*/**

 10.5  Distributor Agreement between Airspan Networks Inc. and GLS LLC.*/**

 10.6  Supply Agreement between Airspan Networks Inc. and GLS LLC.*/**

 10.7  Lease for Registrant's facilities located at Oxford House and Cambridge
       House, Uxbridge, U.K.*

 10.8  Lease for Registrants facilities located at Riverside Way, Uxbridge,
       U.K.*

 10.9  Agreement to tender with eircom, plc*/**

 10.10 1998 Stock Option and Restricted Stock Plan*

 10.11 2000 Employee Stock Purchase Plan*

 10.12 Employment Agreement with Eric Stonestrom*/***

 10.13 Employment Agreement with Jonathan Paget*/***

 10.14 Employment Agreement with Ian Cooper*/***

 10.15 Compromise/Settlement Agreement with Alcatel, dated February 14, 2001

 10.16 Subordinated Loan and Notes with Comdisco*

 10.17 Employment Agreement with Matthew J. Desch*/***

 10.18 Licence Agreement dated November 16, 1995, between Mobile Systems
       International And DSC Communications Limited, As Amended*/**

 10.19 Lease for Registrant's facilities located at 13450 West Sunrise
       Boulevard, Sunrise, FL 33323

 10.20 Employment Agreement with Peter Aronstram***

 10.21 2001 Supplemental Stock Option Plan

 10.22 Reseller Agreement with VADO TELECOM Kommunikationstechnik-, Planungs-und Errichtungsgesellschaft m.b.H ****

 10.23 Frame Contract for Fixed Wireless between Airspan and AS Eesti Telefon

 10.24 Reseller Agreement between Airspan and Titan Wireless Inc.

 10.25 Supply Agreement between Airspan and Telecable Siglo ****

 10.26 Supply Agreement between Airspan and Telbeskid Sp. z o.o. ****

 10.27 Supply Agreement between Airspan and TES Media, spol.s.r.o. ****

 10.28 Asic Development Agreement between Airspan and EBV Electronik GmbH ****

 21    Subsidiaries of registrant

 23.1  Consent of Ernst & Young, Independent Auditors

--------
* Incorporated by Reference to Airspan's Registration Statement on Form S-1 (333-34514) filed July 18, 2000
**   Confidential treatment granted for portions of this agreement.
***  Management Agreement or Compensatory Plan or Arrangement
**** Confidential treatment requested for portions of this agreement