Form 10-Q
period 2001-04-01
AIRSPAN NETWORKS INC
filed 2001-05-16
CIK 1105542

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended April 1, 2001

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________to__________.


                       Commission file number 000-31031


                             AIRSPAN NETWORKS INC.
            (Exact name of registrant as specified in its charter)

         Washington                                    75-2743995
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

    13450 West Sunrise Boulevard                         33323
           Sunrise, FL                                 (Zip Code)
----------------------------------------
(Address of principal executive offices)

              Registrant's telephone number, including area code:
                                (954) 851-1660
                        -------------------------------

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

  Number of shares outstanding of the registrant's common stock as of April 1, 2001: 34,775,952

================================================================================

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                             AIRSPAN NETWORKS INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                            December 31,           April 1,
                                                                               2000                  2001
                                                                         ----------------     ----------------
                         ASSETS                                                                  (unaudited)
Current Assets
Cash and cash equivalents                                                $        115,340     $         97,740
Restricted cash                                                                     7,207                7,154
Accounts receivable, less allowance for doubtful accounts
 of $1,371 in 2000 and $1,098 at April 1, 2001                                     14,482               16,860
Unbilled accounts receivable                                                          349                1,104
Inventory                                                                           8,166               10,423
Deferred tax asset                                                                      -                1,481
Prepaid expenses and other current assets                                           3,481                4,311
                                                                         ----------------     ----------------
       Total Current Assets                                                       149,025              139,073

Property, plant and equipment, net                                                  6,800                7,285
Intangible assets, net                                                              1,209                1,103
Accounts receivable greater than one year                                               -                  648
Other non-current  assets                                                             300                  252
                                                                         ----------------     ----------------
       Total Assets                                                      $        157,334     $        148,361
                                                                         ================     ================
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                         $          6,038     $          6,492
Short term debt                                                                       849                  487
Accrued taxes                                                                         351                  474
Deferred revenue                                                                    1,210                1,844
Deferred tax liability                                                                  -                1,481
Other accrued expenses                                                              3,720                5,534
Current portion of capital lease obligations                                           34                   20
Current portion of long-term debt                                                   5,723                3,718
                                                                         ----------------     ----------------
       Total Current Liabilities                                                   17,925               20,050
                                                                         ----------------     ----------------
Non current liabilities
Long-term portion of note payable to DSC Telcom L.P.                               12,983                    -
Other long-term debt                                                                2,500                2,500
Accrued interest on long-term debt                                                    271                    -
                                                                         ----------------     ----------------
                                                                                   15,754                2,500
                                                                         ----------------     ----------------
Stockholders' equity
Preferred Stock, $0.01 par value, 81,000,000 shares authorized and none issued in 2000 and 2001
Common Stock, $0.0003 par value; 50,000,000 shares authorized and
  34,692,331 issued in 2000 and 50,000,000 shares authorized and
  34,775,952 issued in 2001                                                            51                   51
Note receivable-stockholder                                                          (180)                (180)
Additional paid in capital                                                        214,025              214,127
Accumulated other comprehensive income                                                441                 (859)
Accumulated Deficit                                                               (90,682)             (87,328)
                                                                         ----------------     ----------------
Total Stockholders' Equity                                                        123,655              125,811
                                                                         ----------------     ----------------
Total Liabilities and Stockholders' Equity                               $        157,334     $        148,361
                                                                         ================     ================

The accompanying notes are an integral part of these financial statements.

                             AIRSPAN NETWORKS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (in thousands except for share and per share data)

                                                                  Three months       Three months
                                                                  ended April 2,     ended April 1,
                                                                      2000               2001

                                                                  --------------     -------------
                                                                    (unaudited)       (unaudited)
                                                                  --------------     -------------
Revenue                                                           $        5,661     $      10,051
Cost of revenue                                                           (3,530)           (5,964)
                                                                  --------------     -------------
Gross Profit                                                               2,131             4,087
                                                                  --------------     -------------
Operating expenses:
Research and development                                                   4,199             4,045
Sales and marketing                                                        3,099             4,137
General and administrative                                                 2,243             2,859
Amortisation of intangibles                                                  276               106
                                                                  --------------     -------------
Total operating expenses                                                   9,817            11,147
                                                                  --------------     -------------
Loss from operations                                                      (7,686)           (7,060)

Interest expense                                                            (473)             (191)

Interest and other income                                                  1,111             1,361
                                                                  --------------     -------------
Loss before income taxes and extraordinary item                           (7,048)           (5,890)

Income taxes                                                                 (16)            2,773
                                                                  --------------     -------------
Net loss before extraordinary item                                        (7,064)           (3,117)

Extraordinary item
 Gain on extinguishment of debt                                                -             9,244
 Income tax charge                                                             -            (2,773)
                                                                  --------------     -------------
Gain after tax                                                                 -             6,471
                                                                  --------------     -------------
Net (loss) / income                                               $       (7,064)    $       3,354
                                                                  ==============     =============

Earnings per share - basic and diluted

              Loss before extraordinary item                      $        (6.50)    $       (0.09)
              Extraordinary item, net of taxes                    $            -     $        0.19
                                                                  --------------     -------------
              Net (loss) / earnings per share                     $        (6.50)    $        0.10

Weighted average shares outstanding - basic and diluted                1,087,047        34,580,448

Pro forma net (loss) / income per share - basic and diluted       $        (0.26)    $        0.10

Pro forma weighted average shares
outstanding - basic and diluted                                       27,633,079        34,580,448


The accompanying notes are an integral part of these financial statements

                             AIRSPAN NETWORKS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                          Three months        Three months
                                                                             Ended               Ended
                                                                            April 2,            April 1,
                                                                             2000                2001
                                                                          (unaudited)        (unaudited)
                                                                         -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) / income                                                      $      (7,064)     $       3,354
Adjustments to reconcile net (loss) / income to net cash
  used in operating activities:
  Depreciation and amortisation                                                    976                951
  Gain on settlement of long term debt                                               -             (9,252)
  Stock compensation                                                                25                  -
  Other comprehensive income                                                         -             (1,300)
  Accretion of interest on notes payable                                           299                109
Changes in operating assets and liabilities:
  Increase in receivables                                                         (318)            (2,978)
  Increase in inventories                                                         (512)            (2,257)
  Increase in other current assets                                                (197)            (1,585)
  (Decrease) / increase in accounts payable                                       (471)               454
  Increase in accrued expenses                                                     460              2,571
                                                                         -------------      -------------
Net cash used in operating activities                                           (6,802)            (9,933)
                                                                         -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                (893)            (1,330)
                                                                         -------------      -------------
Net cash used in investing activities                                             (893)            (1,330)
                                                                         -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock                                    4,000                  -
Payment of short-term debt                                                           -               (362)
Payment on long-term debt, including capital lease obligations                     (47)            (6,130)
Exercise of stock options                                                            6                102
Restricted cash movement                                                           814                 53
                                                                         -------------      -------------
Net cash provided / (used) by financing activities                               4,773             (6,337)
                                                                         -------------      -------------

Decrease in cash and cash equivalents                                           (2,922)           (17,600)
Cash and cash equivalents, beginning of period                                  58,828            115,340
                                                                         -------------      -------------
Cash and cash equivalents, end of period                                 $      55,906      $      97,740
                                                                         =============      =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                            $         473      $         358
                                                                         =============      =============

The accompanying notes are an integral part of these financial statements

                            AIRSPAN NETWORKS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


BUSINESS

We are a global supplier of broadband Fixed Wireless Access (FWA) systems that allow network operators (communications service providers) to cost effectively deliver integrated high speed data and voice services (what we call "Wireless DSL"). Our systems are based on Direct Sequence - Code Division Multiple
Access, or DS-CDMA, a digital wireless technique that provides wide area coverage, security and resistance to fading. Our systems can be deployed rapidly and cost effectively, providing an attractive alternative or complement to traditional copper wire, cable, or fiber communications access networks. Our products also include software tools that optimize geographic coverage of our systems and provide ongoing network management. To facilitate the deployment and operation of our systems, we also offer network installation, training and support services. During 1996, we began shipping our products--these were among the first fixed point-to-multipoint wireless systems to be commercially deployed. Our systems have been installed by over 50 network operators in approximately 40 countries and are being tested by numerous other service providers. Our primary operations, manufacturing and product development centres are located in Uxbridge, U.K., with our corporate headquarters in Sunrise, Florida. Our telephone number in Sunrise Florida is (954) 851-1660. Further contact details and the location of all Airspan's worldwide offices may be found at www.airspan.com.


BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2000.

All notes to the financial statements are shown in thousands, except for share data.


INVENTORY

Inventory consists of the following:

                                       December 31,    April 1,
                                           2000          2001
                                       ------------    --------
                                                      (unaudited)

Purchased parts and materials              $  5,713     $ 6,173
Finished goods and consumables                2,453       4,250
                                           --------    --------
                                           $  8,166     $10,423
                                           ========    ========

SEGMENTAL INFORMATION

As a developer and supplier of fixed wireless communication access systems and solutions, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. Predominantly all of the Company's revenue is generated from the United Kingdom operations. Substantially all of the Company's assets, other than most of the cash and certain intangibles, which are held in the United States, are located within the United Kingdom.

Revenue by geographical market:

                                   April 2,            April 1,
                                     2000                2001
                                --------------      --------------
                                 (unaudited)         (unaudited)

USA                                $    285            $  1,124
Rest of the World:
Asia:
Philippines                           2,273               3,862
Sri Lanka                             1,611               1,245
Rest of Asia                            209                 753
Europe:
Ireland                                 989                 650
Rest of Europe                          183               1,833
Africa and the Middle East               86                 446
South America                            25                 138
                                   --------            --------
                                   $  5,661            $ 10,051
                                   ========            ========

COMPREHENSIVE (LOSS) / INCOME

Total comprehensive (loss)/income was $(7,064) for the three months ended April 2, 2000 and $2,054 for the three months ended April 1, 2001.

Components of Comprehensive (Loss)/Income:


                                   April 2,            April 1,
                                     2000                2001
                                --------------      --------------
                                 (unaudited)         (unaudited)

Net (loss) / income for the
   three months                    $ (7,064)           $  3,354
Other Comprehensive Income -
   unrealized loss on forward
   exchange contracts                     -              (1,300)
                                   --------            --------
                                   $ (7,064)           $  2,054
                                   ========            ========

NET INCOME OR LOSS PER SHARE

Net income or loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase. Shares associated with stock options, warrants and the convertible preferred stock are not included in the calculation of diluted net income or
loss per share as they are antidilutive.   During 2000 the preferred stock
converted to common stock upon the closing of the initial public offering. Pro forma net income or loss per share data has been determined as if each share of convertible preferred stock had converted to common stock at the time of the issuance.

The following table sets forth the computation of basic and diluted net income or loss per share and pro forma basis and diluted net income or loss per share for the periods indicated.


                                                                     Three months            Three months
                                                                        Ended                   Ended
                                                                       April 2,                April 1,
                                                                         2000                    2001
                                                                     -----------             -----------
                                                                      (unaudited)            (unaudited)
Numerator:
Loss before tax and extraordinary item                               $    (7,048)            $    (5,890)
Income tax (charge)/ credit                                                  (16)                  2,773
                                                                     -----------             -----------
Loss before extraordinary item                                       $    (7,064)            $    (3,117)
Extraordinary item, net of taxes                                               -                   6,471
                                                                     -----------             -----------
Net (loss) / income                                                  $    (7,064)            $     3,354
                                                                     ===========             ===========

Denominator:
Weighted average common shares outstanding                             1,350,936              34,719,337
Less:  weighted average shares of restricted stock                      (263,889)               (138,889)
                                                                     -----------             -----------
Denominator for basic and diluted calculations                         1,087,047              34,580,448

Weighted average pro forma  conversion of convertible
 preferred stock                                                      26,546,032                       -
                                                                     -----------             -----------
Denominator for pro forma basic and diluted calculation               27,633,079              34,580,448
                                                                     ===========             ===========

Earnings per share - basic and diluted:
Loss before tax and extraordinary item                               $     (6.48)            $     (0.17)
Income tax (charge) / credit                                               (0.02)                   0.08
                                                                     -----------             -----------
Loss before extraordinary item                                       $     (6.50)            $     (0.09)
Extraordinary item, net of taxes                                               -                    0.19
                                                                     -----------             -----------
Net (loss) / earnings                                                $     (6.50)            $      0.10
                                                                     ===========             ===========
Pro forma basic and diluted                                          $     (0.26)            $      0.10
                                                                     ===========             ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Quarter Ended April 1, 2001 to the Quarter Ended April 2, 2000

Revenue

Revenue totalled $10.1 million for the quarter ended April 1, 2001 representing a 78% increase from the $5.7 million reported for the comparable 2000 quarter. Higher sales were driven by network deployments to customers in the Philippines, United States, Sri Lanka and Poland. Network deployments for United States customers were predominantly shipped to locations outside the U.S. During the quarter, shipments were made to 25 customers, including five new customers who represented 22% of revenue. Geographically, 25% of our revenues were derived from Europe, 58% from Asia, 12% from U.S. based customers and 5% from the rest of the world.

Cost of Revenue

Cost of revenue increased 69% from $3.5 million in the quarter ended April 2, 2000 to $6.0 million in the quarter ended April 1, 2001 as a result of the increase in revenue. Gross margin as a percentage of revenue totalled 41% in the first quarter of 2001 and 38% in the first quarter of 2000. The improvement in gross margin primarily reflected the results of lower product costs.

Research and Development Expenses

Research and development expenses decreased 4% from $4.2 million in the quarter ended April 2, 2000 to $4.0 million in the quarter ended April 1, 2001. The decrease was due to the timing of projects focused on new product development and cost reduction.

Sales and Marketing Expenses

Sales and marketing expenses increased 33% from $3.1 million in the quarter ended April 2, 2000 to $4.1 million in the quarter ended April 1, 2001, reflecting a higher headcount, the expansion of our sales and marketing activities, including additional trade show and user conference activity, customer trial costs and the impact of commissions based on higher sales.

General and Administrative Expenses

General and administrative expenses increased 27% from $2.2 million in quarter ended April 2, 2000 to $2.9 million in the quarter ended April 1, 2001. The increase was due to a higher headcount supporting our expanding operations, the set up of our corporate offices in Florida, and compliance with reporting and other requirements of being a public company.

Amortisation of Intangibles

Amortisation of intangibles expense decreased 62% from $0.3 million in the quarter ended April 2, 2000 to $0.1 million in the quarter ended April 1, 2001, reflecting the full write off of developed technology, purchased sales contracts and patents in previous quarters

Interest and Other Income

Net interest and other income increased 83% from $0.6 million for the quarter ended April 2, 2000 to $1.2 million in the quarter ended April 1, 2001. The increase was a result of greater interest income earned on higher cash deposits with financial institutions from additional equity capital raised. Amounts from interest income were partially offset by interest expense of $0.2 million in the quarter ended April 1, 2001 and $0.5 million in the quarter ended April 2, 2000, predominantly on outstanding indebtedness owed to DSC related to the purchase of the company's assets in January 1998.

Income Taxes

We recorded an income tax benefit in the first quarter of 2001, for the tax losses generated in the U.K. to offset the income tax expense recorded on our extraordinary gain. The tax provision for the first quarter of 2000 relates to U.S. federal income taxes currently payable primarily attributable to intercompany interest income.

Extraordinary Gain

The Company negotiated a settlement of its $18.5 million promissory note with DSC Telcom L.P. in the first quarter of 2001. Under the settlement agreement, the Company agreed to pay $9.3 million in 2001, in exchange for complete forgiveness of the debt owed by the Company that was originally repayable over 36 equal instalments over three years starting February 1, 2001. In addition, the Company and DSC Telcom L.P. mutually released each other from certain claims
made by the parties relating to the formation of Airspan in January 1998.   The
extraordinary gain of $9.2 million that arose from this transaction was partially offset by tax on the gain of $2.7 million to show an extraordinary gain, net of taxes of $6.5 million.

Net Income/Loss

As a result of the extraordinary gain we had net income of $3.4 million in the quarter ended April 1, 2001 compared to a loss of $7.1 million from the first quarter 2000. Loss before extraordinary items and taxes decreased from $7.1 million for the first quarter of 2000 to $5.9 million for the first quarter of 2001, or 16%. Increases in sales and marketing, general and administrative expenses of $1.0 million and $0.6 million, respectively, offset increases in gross profits of $2.0 million . This was partly compensated for by a decrease in amortization of intangibles of $0.2 million, a decrease in research and development costs of $0.2 million and an increase in interest and other income of $0.5 million.

Other Comprehensive Loss/Income

Other comprehensive loss for the three months ended April 1, 2001 was $1,300, while there was no other comprehensive loss or income in the first quarter of 2000. The loss related to the change in fair value of our forward foreign exchange contracts on retranslation. These forward exchange contracts are used to hedge our UK expenses through to February 2002.

Liquidity and capital resources

Between inception and July 2000, we financed our operations primarily through private sales of convertible preferred stock, which totalled $117.3 million (net of transaction expenses). On July 25, 2000, we completed an initial public offering of common stock for approximately $86.0 million in cash (net of underwriting discounts, commission and other expenses).

As of April 1, 2001, we had cash and cash equivalents totalling $97.7 million, as well as $7.1 million of restricted cash that is held as collateral for performance guarantees on customer and supplier contracts and with landlords. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments.

At April 1, 2001, we had outstanding long term debt of $6.2 million. This is made up of the remaining portion of the promissory note payable to DSC Telecom L.P. for $3.3 million and $2.9 million owed to Comdisco Inc.

For the three months ended April 1, 2001, we used $9.9 million cash in operating activities compared with $6.8 million for the three months ended April 2, 2000. The cash used in operations was primarily as a result of the operating loss and changes in working capital.

The net cash used in investing activities in the three months to April 1, 2001 and April 2, 2000, of $1.3 million and $0.9 million respectively, all related to capital equipment.

Our financing cash flows for the three months ended April 1, 2001 were $6.3 million negative. The outflows arose from the repayment of long and short term debt in the amount of $6.5 million, partially offset by the proceeds from the issuance of common stock on the exercise of stock options of $0.1 million and a $0.1 million reduction in restricted cash.

The Company has no material commitments other than obligations on long term debt, operating and capital leases and the forward exchange contracts mentioned below.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Interest rate risk

The Company's earnings are affected by changes in interest rates. As of December 31, 2000 and April 1, 2001 we had cash and cash equivalents and restricted cash of $122.5 million and $104.9 million, respectively. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates of 2 percent from April 1, 2001 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income.

Foreign currency exchange rate risk

For the three months ended April 1, 2001, 7.7% of our sales were denominated in euros and the remaining 92.3% were denominated in US dollars. For the quarter ended April 2, 2000, 17.2% of our sales were denominated in euros and the remaining 82.8% were denominated in U.S. dollars. Our total euro denominated sales for the three months ended April 1, 2001 were 0.8 million euros, which were recorded at an average exchange rate of $1US = 1.1010 euros. If the average exchange rate used had been higher or lower by 10% it would have decreased or increased the euro-denominated sales value by $0.08 million. We expect the proportions of sales in euros to fluctuate over time. The Company's sensitivity analysis for changes in foreign currency exchange rates does not factor in changes in sales volumes.

Since May 2000, we have entered in currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than US dollars. Prior to 2000 we had not entered into any foreign currency forward or option contracts to hedge those payments. We do not enter into any currency hedging activities for speculative purposes. The cost of these contracts are included under interest and other income if our financial statements. There were no euro hedges outstanding at April 1, 2001. We will continue to monitor our foreign currency exposures and may modify hedging strategies as we deem prudent.

Our operating results are affected by moves in foreign currency exchange rates, particularly the rate between US dollars and Great Britain pounds sterling. That is because most of our operating expenses are incurred in pounds sterling. During the three months ended April 1, 2001, we paid expenses in local currency of approximately 6.7 million pounds sterling, at an average rate of $1US = 0.69 pounds sterling. If the average exchange rates had been higher or lower by 10%, the pounds sterling denominated operating expenses would have decreased or increased by $1.0 million. We expect the proportions of operating expenses paid in pounds sterling to fluctuate over time.

To manage our pound sterling foreign currency risk, in November 2000 we entered into a forward exchange contract to purchase 24 million pounds sterling at an average exchange rate of $1US = 0.6793 pounds sterling in sixteen equal amounts from that date to February 2002. At April 1, 2001 there were eleven payments outstanding at an average exchange rate of $1US = 0.6785 pounds sterling. If the future average exchange rates over the remaining life of the contract are higher or lower than the contracted rate by 10% our results would be impacted by $2.2 million.

During 2000 we incurred the majority of our cost of revenue in Swedish Krona. With the move of our printed circuit board sub-contracted production from Sweden to Scotland at the beginning of 2001, we eliminated the Krona payments, and for the three months ended April 1, 2001 we incurred the majority of our cost of revenue in U.S. dollars.

Equity price risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity price

We not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

Part II Other Information


Item 1. Legal Proceeding

None


Item 2. Change in securities and use of proceeds

During the three months ended April 1, 2001 we granted stock options to purchase an aggregate 1,551,400 shares of our common stock at an average exercise price of $3.9007 per share to employees under our 1998 Stock Option and Restricted Stock Plan and our 2001 Supplemental Stock Option Plan. During the three months ended April 1, 2001 employees exercised options for 83,621 shares of common stock for aggregate consideration of $101,706.

Item 3. Defaults Upon Senior Securities.

None


Item 4 Submission of Matters to a Vote of Security Holders.

None


Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K:

None

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

May 15, 2001

                               AIRSPAN NETWORKS INC.

                               By:   /s/ PETER ARONSTAM
                             ---------------------------------------------------
                               Peter Aronstam
                               Senior Vice President and Chief Financial Officer