Form 10-Q
period 2001-07-01
AIRSPAN NETWORKS INC
filed 2001-08-14
CIK 1105542

                   STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   Act of 1934

                   For the quarterly period ended July 1, 2001

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              Exchange Act of 1934

              For the transition period from _________to__________.

                        Commission file number 000-31031

                              AIRSPAN NETWORKS INC.
             (Exact name of registrant as specified in its charter)

            Washington                                    75-2743995
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

     13450 West Sunrise Boulevard                          33323
             Sunrise, FL                                 (Zip Code)
             ------------------------------------------------------
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (954) 851-1660
                                 --------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.0003 PER SHARE

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    [X]      No []

Number of shares outstanding of the registrant's common stock as of July 1, 2001: 34,813,768

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                              AIRSPAN NETWORKS INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                        December 31,   July 1,
                                                                           2000         2001
                                                                         --------     --------
                ASSETS                                                              (unaudited)
Current Assets
Cash and cash equivalents                                                $115,340     $ 82,151
Restricted cash                                                             7,207        7,061
Accounts receivable, less allowance for doubtful accounts
 of $1,371 in 2000 and $996 at July 1, 2001                                14,482       21,244
Unbilled accounts receivable                                                  349          133
Inventory                                                                   8,166       13,747
Deferred tax asset                                                              -           68
Prepaid expenses and other current assets                                   3,481        3,426
                                                                         --------     --------

    Total Current Assets                                                  149,025      127,830

Property, plant and equipment, net                                          6,800        7,309
Intangible assets, net                                                      1,209          997
Accounts receivable greater than one year                                       -          648
Other non-current assets                                                      300          203
                                                                         --------     --------

    Total Assets                                                         $157,334     $136,987
                                                                         ========     ========


         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                         $  6,038     $  7,036
Short term debt                                                               849          119
Accrued taxes                                                                 351          339
Deferred revenue                                                            1,210        3,160
Deferred tax liability                                                          -           68
Other accrued expenses                                                      3,720        5,353
Current portion of capital lease obligations                                   34            6
Current portion of long-term debt                                           5,723          348
                                                                         --------     --------

    Total Current Liabilities                                              17,925       16,429
                                                                         --------     --------

Non current liabilities
Long-term portion of note payable to DSC Telcom L.P.                       12,983            -
Other long-term debt                                                        2,500        2,500
Accrued interest on long-term debt                                            271            -
                                                                         --------     --------

                                                                           15,754        2,500
                                                                         --------     --------

Stockholders' equity
Preferred Stock, $0.01 par value, 81,000,000 shares authorized and none issued in 2000 and 2001
Common Stock, $0.0003 par value; 50,000,000 shares authorized and
 34,692,331 issued in 2000 and 50,000,000 shares authorized and
 34,813,768 issued in 2001                                                     51           51
Note receivable-stockholder                                                  (180)        (180)
Additional paid in capital                                                214,025      214,142
Accumulated other comprehensive income                                        441         (898)
Accumulated Deficit                                                       (90,682)     (95,057)
                                                                         --------     --------

Total Stockholders' Equity                                                123,655      118,058
                                                                         --------     --------

Total Liabilities and Stockholders' Equity                               $157,334     $136,987
                                                                         ========     ========

The accompanying notes are an integral part of these financial statements.

                             AIRSPAN NETWORKS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (in thousands except for share and per share data)



                                                                     Three months ended                     Six months ended
                                                               Jul 2, 2000          Jul 1, 2001     Jul 2, 2000          Jul 1, 2001
                                                               -----------          -----------     -----------          -----------
                                                                         (unaudited)                           (unaudited)

Revenue                                                             $6,862               $8,618         $12,523             $18,669
Cost of revenue                                                     (4,469)              (5,683)         (7,999)            (11,647

                                                             --------------       --------------   -------------     --------------
Gross Profit                                                         2,393                2,935           4,524               7,022
                                                             --------------       --------------   -------------     --------------

Operating expenses:
Research and development                                             4,194                3,902           8,393               7,947
Sales and marketing                                                  3,374                4,364           6,473               8,501
General and administration                                           2,105                2,867           4,348               5,726
Amortisation of intangibles                                            105                  106             381                 212

                                                             --------------       --------------   -------------     --------------
Total operating expenses                                             9,778               11,239          19,595              22,386
                                                             --------------       --------------   -------------     --------------

Loss from operations                                                (7,385)              (8,304)        (15,071)            (15,364)

Interest expense                                                      (399)                 (73)           (872)               (264)

Interest and other income                                              750                  648           1,861               2,009

                                                             --------------       --------------   -------------     ---------------
Loss before income taxes and extraordinary item                     (7,034)              (7,729)        (14,082)            (13,619)

Income tax (charge) / credit                                             -                    -             (16)              2,773

                                                             --------------       --------------   -------------     ---------------
Net loss before extraordinary item                                  (7,034)              (7,729)        (14,098)            (10,846)

Extraordinary item
   Gain on extinguishment of debt                                        -                    -               -               9,244
   Income tax charge                                                     -                    -               -              (2,773)

                                                             --------------       --------------   -------------     ---------------
   Gain after tax                                                        -                    -               -               6,471
                                                             --------------       --------------   -------------     ---------------

                                                             --------------       --------------   -------------     ---------------
Net loss                                                           $(7,034)             $(7,729)       $(14,098)            $(4,375)
                                                             ==============       ==============   =============     ===============

Net loss per share
 - basic and diluted
   Loss before extraordinary item                                   $(6.21)              $(0.22)        $(12.70)             $(0.31)
   Extraordinary item, net of taxes                                      -                    -               -               $0.19
   Net loss per share                                               $(6.21)              $(0.22)        $(12.70)             $(0.13)

Weighted average shares outstanding
 - basic and diluted                                             1,132,658           34,691,044       1,109,852          34,635,767

Pro forma net loss per share
 - basic and diluted                                                $(0.25)              $(0.22)         $(0.51)             $(0.13)

Pro forma weighted average shares
outstanding - basic and diluted                                 28,049,325           34,691,044      27,841,202          34,635,767


The accompanying notes are an integral part of these financial statements.

                             AIRSPAN NETWORKS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  Six months   Six months
                                                                     Ended        Ended
                                                                    July 2,      July 1,
                                                                     2000         2001
                                                                  (unaudited)  (unaudited)
                                                                  ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $(14,098)    $ (4,375)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                         1,862        1,991
 Gain on settlement of long-term debt                                      -       (9,252)
 Stock compensation                                                       65            -
 Other comprehensive income                                                -       (1,339)
 Accretion of interest on notes payable                                  603          109
Changes in operating assets and liabilities:
 Increase in receivables                                              (3,141)      (7,313)
 Decrease / (increase) in inventories                                    634       (5,581)
 (Increase) / decrease in other current assets                          (239)         271
 (Decrease) / increase in accounts payable                            (1,696)         998
 Increase in deferred revenue                                             54        1,950
 Increase in accrued expenses                                          2,096        1,621
                                                                    --------     --------

Net cash used in operating activities                                (13,860)     (20,920)
                                                                    --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                    (1,436)      (2,288)
Proceeds from the sale of property and equipment                          18            -
                                                                    --------     --------

Net cash used in investing activities                                 (1,418)      (2,288)
                                                                    --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock                          5,447            -
Payment of short-term debt                                                 -         (730)
Payment on long-term debt, including capital lease obligations        (1,098)      (9,514)
Exercise of stock options                                                 12          117
Restricted cash movement                                                 893          146
                                                                    --------     --------

Net cash provided / (used) by financing activities                     5,254       (9,981)
                                                                    --------     --------

Decrease in cash and cash equivalents                                (10,024)     (33,189)
Cash and cash equivalents, beginning of period                        58,828      115,340
                                                                    --------     --------

Cash and cash equivalents, end of period                            $ 48,804     $ 82,151
                                                                    ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                           $264         $155
                                                                        ====         ====


The accompanying notes are an integral part of these financial statements

                             AIRSPAN NETWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

BUSINESS

We are a global supplier of broadband Fixed Wireless Access (FWA) systems that allow network operators (communications service providers) to cost effectively deliver integrated high-speed data and voice services (what we call "Wireless DSL"). Our systems are based on Direct Sequence - Code Division Multiple Access, or DS-CDMA, a digital wireless technique that provides wide area coverage, security and resistance to fading. Our systems can be deployed rapidly and cost effectively, providing an attractive alternative or complement to traditional copper wire, cable, or fiber communications access networks. Our products also include software tools that optimize geographic coverage of our systems and provide ongoing network management. To facilitate the deployment and operation of our systems, we also offer network installation, training and support services. We began shipping our products during 1996, and these were among the first fixed point-to-multipoint wireless systems to be commercially deployed. Our systems have been installed by over 60 network operators in approximately 40 countries and are being tested by numerous other service providers. Our primary operations, manufacturing and product development centers are located in Uxbridge, U.K., with our corporate headquarters in Sunrise, Florida. Our telephone number in Sunrise Florida is (954) 851-1660. Further contact details and the location of all Airspan's worldwide offices may be found at www.airspan.com.

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

All notes to the financial statements are shown in thousands, except for share and per share data.

INVENTORY

Inventory consists of the following:

                                     December 31,   July 1,
                                        2000         2001
                                        ----         ----
                                                 (unaudited)

Purchased parts and materials           $5,713     $ 6,260
Finished goods and consumables           2,453       7,487
                                        ------     -------

                                        $8,166     $13,747
                                        ======     =======

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


Revenue by geographical market:

                                                   Three months ended                           Six months ended
                                           July 2, 2000         July 1, 2001           July 2, 2000        July 1, 2001
                                           ---------------      --------------         --------------      ---------------
                                                      (unaudited)                                 (unaudited)

        USA & Canada                               $  641              $  479                $   646              $ 1,603
        Rest of the world:
        Asia:
        Indonesia                                      76               1,905                     76                2,590
        The Philippines                                76                 733                  2,349                4,595
        Sri Lanka                                   2,098                   -                  3,709                1,714
        Rest of Asia                                    3                 746                    212                  344
        Europe:
        Russia                                          -                 955                      -                1,491
        Czech Republic                              1,290                  43                  1,570                  142
        Poland                                      1,025                   -                  1,092                  908
        Ireland                                     1,574                  64                  2,563                  714
        Rest of Europe                                 63                 847                    179                1,098
        Africa and the Middle East:                    16                 836                    102                1,322
        South America:
        Peru                                            -               1,213                      -                1,213
        Rest of South America                           -                 797                     25                  935

                                           ---------------      --------------         --------------      ---------------
                                                   $6,862              $8,618                $12,523              $18,669
                                           ===============      ==============         ==============      ===============




COMPREHENSIVE (LOSS) / INCOME

Total comprehensive loss was $7,034 for the three months ended July 2, 2000 and $7,768 for the three months ended July 1, 2001. For the six months ended July 2, 2000 and July 1, 2001, the total comprehensive loss was $14,098 and $5,714 respectively.

Components of Comprehensive (Loss)/Income:



                                                     Three months ended                               Six months ended
                                              July 2, 2000         July 1, 2001               July 2, 2000         July 1, 2001
                                            ---------------      ---------------            --------------       --------------
                                                        (unaudited)                                    (unaudited)

Net loss                                           ($7,034)             ($7,729)                 ($14,098)             ($4,375)

Other Comprehensive Income -
         unrealized loss on forward
            exchange contracts                           -                  (39)                        -               (1,339)

                                            ---------------      ---------------            --------------       --------------
                                                   ($7,034)             ($7,768)                 ($14,098)             ($5,714)
                                            ===============      ===============            ==============       ==============

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase. Shares associated with stock options, warrants and the convertible preferred stock are not included in the calculation of diluted net loss per share as they are anti-dilutive. During 2000 the preferred stock converted to common stock upon the closing of the initial public offering. Pro forma net loss per share data has been determined as if each share of convertible preferred stock had converted to common stock at the time of the issuance.

The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated.


                                                                 Three months ended                  Six months ended
                                                            July 2, 2000     July 1, 2001     July 2, 2000     July 1, 2001
                                                            ------------     ------------     ------------     ------------
                                                                     (unaudited)                        (unaudited)

Numerator:
Loss before tax and extraordinary item                      $     (7,034)    $     (7,729)    $    (14,082)    $    (13,619)
Income tax (charge) / credit                                        --               --                (16)           2,773

                                                            ------------     ------------     ------------     ------------
Loss before extraordinary item                                    (7,034)          (7,729)         (14,098)         (10,846)
Extraordinary item, net of taxes                                    --               --               --              6,471

                                                            ------------     ------------     ------------     ------------
Net loss                                                    $     (7,034)    $     (7,729)    $    (14,098)    $     (4,375)
                                                            ============     ============     ============     ============

Denominator:
Weighted average common shares outstanding                     1,365,297       34,798,683        1,358,116       34,759,031
Less weighted average shares of restricted stock                (232,639)        (107,639)        (248,264)        (123,264)

                                                            ------------     ------------     ------------     ------------
Denominator for pro forma basic and diluted calculations       1,132,658       34,691,044        1,109,852       34,635,767

Weighted average pro forma conversion of
              convertible preferred stock                     26,916,667             --         26,731,350             --

                                                            ------------     ------------     ------------     ------------
Denominator for pro forma basic and diluted calculations      28,049,325       34,691,044       27,841,202       34,635,767
                                                            ------------     ------------     ------------     ------------

Earnings per share - basic and diluted:
Loss before tax and extraordinary item                      $      (6.21)    $      (0.22)    $     (12.69)    $      (0.39)
Income tax (charge) / credit                                        --               --              (0.01)            0.08

                                                            ------------     ------------     ------------     ------------
Loss before extraordinary item                                     (6.21)           (0.22)          (12.70)           (0.31)
Extraordinary item, net of taxes                                    --               --               --               0.19

                                                            ------------     ------------     ------------     ------------
Net loss                                                    $      (6.21)    $      (0.22)    $     (12.70)    $      (0.13)
                                                            ============     ============     ============     ============

                                                            ------------     ------------     ------------     ------------
Pro forma basic and diluted                                 $      (0.25)    $      (0.22)    $      (0.51)    $      (0.13)
                                                            ============     ============     ============     ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO. THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SECURITIES EXCHANGE ACT OF 1934 THAT INVOLVE RISK AND UNCERTAINTY. BECAUSE SUCH STATEMENTS INCLUDE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVE", "EXPECT", "INTEND", "ANTICIPATE", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS BUT THEIR ABSENCE DOES NOT MEAN THAT THE STATEMENT IS NOT FORWARD LOOKING. FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q INCLUDE THE STATEMENT RELATING TO AN INTENDED REDUCTION OF PRODUCT COSTS THAT WILL AFFECT GROSS MARGINS. THIS STATEMENT, AND THE FORWARD-LOOKING NATURE OF IT, DEPENDS ON A VARIETY OF FACTORS, SOME OF WHICH ARE NOT UNDER THE DIRECT CONTROL OF THE COMPANY. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF. AIRSPAN ASSUMES NO OBLIGATION TO PUBLICIZE THE RESULTS OF ANY POTENTIAL REVISION OF THESE FORWARD-LOOKING STATEMENTS.

COMPARISON OF THE QUARTER ENDED JULY 1, 2001 TO THE QUARTER ENDED JULY 2, 2000

Revenue

Revenue totaled $8.6 million for the quarter ended July 1, 2001 representing a 26% increase over the $6.9 million reported for the comparable 2000 quarter. Higher sales were driven by network deployments to customers in Indonesia, Peru and Russia. During the quarter, shipments were made to 38 customers, including eight new customers who represented 39% of revenue. Geographically, 22% of our revenues were derived from Europe, 39% from Asia, 23% from South America, 6% from U.S. based customers and 10% from the rest of the world.

Cost of Revenue

Cost of revenue increased 27% from $4.5 million in the quarter ended July 2, 2000 to $5.7 million in the quarter ended July 1, 2001 as a result of the increase in revenue. Gross margin as a percentage of revenue totaled 34% in the first quarter of 2001 and 35% in the first quarter of 2000. The decline in gross margin primarily reflected product mix and two transactions where, to ensure contract success, we accepted low margins on the initial phases of the transactions. It is expected that the margins on these contracts will improve over time as we seek to reduce product costs.

Research and Development Expenses

Research and development expenses decreased 7% from $4.2 million in the quarter ended July 2, 2000 to $3.9 million in the quarter ended July 1, 2001. The decrease was due to the timing of projects focused on new product development and cost reduction.

Sales and Marketing Expenses

Sales and marketing expenses increased 29% from $3.4 million in the quarter ended July 2, 2000 to $4.4 million in the quarter ended July 1, 2001, reflecting a higher headcount, the expansion of our sales and marketing activities, including additional trade show and user conference activity, customer trial costs and the impact of internal and external commissions based on higher sales.

General and Administrative Expenses

General and administrative expenses increased 36% from $2.1 million in quarter ended July 2, 2000 to $2.9 million in the quarter ended July 1, 2001. The increase was due to a higher headcount supporting our expanding operations, the set up of our corporate offices in Florida, and compliance with reporting and other requirements of being a public company.

Amortization of Intangibles

Amortization of intangibles expense remained constant at $0.1 million in both the quarter ended July 2, 2000 and the quarter ended July 1, 2001.

Net Interest and Other Income

Net interest and other income increased 64% from $0.4 million in the second quarter 2000 to $0.6 million in the second quarter 2001. Interest and other income decreased 14% from $0.8 million for the quarter ended July 2, 2000 to $0.6 million in the quarter ended July 1, 2001. The decrease of $0.2 million was a result of foreign exchange losses on the retranslation of non U.S. dollar cash balances. Interest expense decreased to $0.1 million in the quarter ended July 1, 2001 from $0.4 million in the quarter ended July 2, 2000 as a result of the repayment of the debt owed to DSC Telcom LP.

Income Taxes

No income tax liability or charge was required to be recorded for the second quarter of either 2000, or 2001.

Net Loss

Our net loss of $7.7 million in the quarter ended July 1, 2001 compared to a loss of $7.0 million from the second quarter 2000, an increase of 10%.
Increases in sales and marketing and general and administrative expenses of $1.0 million and $0.8 million, respectively, were partially offset by increases in gross profits of $0.5 million, a decrease in research and development costs of $0.3 million and an increase in net interest and other income of $0.2 million.

Other Comprehensive Loss/Income

Other comprehensive loss for the three months ended July 1, 2001 was $0.04 million, while there was no other comprehensive loss or income in the first quarter of 2000. The loss related to the change in fair value of our forward foreign exchange contracts on retranslation. These forward exchange contracts are used to hedge our UK expenses through to April 2002.

COMPARISON OF THE SIX MONTHS ENDED JULY 1, 2001 TO THE SIX MONTHS ENDED JULY 2, 2000

Revenue

Revenue totaled $18.7 million for the six-month period ended July 1, 2001 representing a 49% increase from the $12.5 million reported for the comparable six-month period in 2000. Higher sales were driven by network deployments to customers in the Philippines, Indonesia, Russia and Peru. During the first six months of 2001, shipments were made to 46 customers, including 13 new customers who represented 37% of revenue. Geographically, 23% of our revenues were derived from Europe, 50% from Asia, 12% from South America, 8% from U.S. based customers, of which 6%, of total revenue, was shipped to destinations outside of the U.S., and 7% from the rest of the world.

Cost of Revenue

Cost of revenue increased 46% from $8.0 million in the six-month period ended July 2, 2000 to $11.6 million in the six months ended July 1, 2001 as a result of the increase in revenue. Gross margin as a percentage of revenue totaled 38% in the first six months of 2001 and 36% in the first six months of 2000. The increase in gross margin primarily reflected the efforts of product cost reductions partially offset by product mix and two transactions where, to ensure contract success, we accepted low margins on initial phases of the transactions. It is expected that the margins on these contracts will improve over time as we seek to reduce product costs.

Research and Development Expenses

Research and development expenses decreased 5% from $8.4 million in the first six months of, 2000 to $7.9 million in the six months ended July 1, 2001. The decrease was due to the timing of projects focused on new product development and cost reduction.

Sales and Marketing Expenses

Sales and marketing expenses increased 31% from $6.5 million in the six months ended July 2, 2000 to $8.5 million in the six months ended July 1, 2001, reflecting a higher headcount, the expansion of our sales and marketing activities, including additional trade show and user conference activity, customer trial costs and the impact of internal and external commissions based on higher sales.

General and Administrative Expenses

General and administrative expenses increased 32% from $4.3 million in six months to July 2, 2000 to $5.7 million in the six month period ended July 1, 2001. The increase was due to a higher headcount supporting our expanding operations, the set up of our corporate offices in Florida, and compliance with reporting and other requirements of being a public company.

Amortization of Intangibles

Amortization of intangibles expense decreased 44% to $0.2 million for the six month period ended July 1, 2001 from $0.4 million for the six month period ended July 2, 2000 reflecting the full write off of developed technology, purchased sales contracts and patents in previous periods.

Net Interest and Other Income

Net interest and other income increased 76% from $1.0 million for the six-month period ended July 2, 2000 to $1.7 million in the six-month period ended July 1, 2001. Interest and other income increased 8% from $1.9 million for the six-month period ended July 2, 2000 to $2.0 million in the six-month period ended July 1, 2001. The increase of $0.1 million was a result of greater interest income of $0.5 million earned on higher cash deposits with financial institutions from additional equity capital raised, offset by foreign exchange losses on the retranslation of non U.S. dollar cash balances of $0.4 million. Interest expense decreased to $0.3 million in the six months ended July 1, 2001 from $0.9 million in the six months ended July 2, 2000 as a result of the repayment of the debt owed to DSC Telcom LP.

Income Taxes

We recorded an income tax credit, in the first six months of 2001, derived from the tax losses generated in the U.K., to offset the income tax expense recorded on our extraordinary gain. The tax provision for the first six months of 2000 relates to U.S. federal income taxes currently payable primarily attributable to intercompany interest income.

Extraordinary Gain

The Company negotiated a settlement of its $18.5 million promissory note with DSC Telcom L.P. in the first six months of 2001. Under the settlement agreement, the Company agreed to pay $9.3 million in 2001, in exchange for complete forgiveness of the debt owed by the Company that was originally repayable over 36 equal installments over three years starting February 1, 2001. In addition, the Company and DSC Telcom L.P. mutually released each other from certain claims made by the parties relating to the formation of Airspan in January 1998. The extraordinary gain of $9.2 million that arose from this transaction was partially offset by tax on the gain of $2.7 million, resulting in an extraordinary gain, net of taxes, of $6.5 million.

Net Income/Loss

After the extraordinary gain, we had a net loss of $4.4 million in the first six months of 2001 compared to a loss of $14.1 million from the first six months of 2000. Loss before extraordinary items and taxes decreased from $14.1 million for the first six months of 2000 to $13.6 million for the first six months of 2001, or 3%. Increases in sales and marketing, general and administrative expenses of $2.0 million and $1.4 million, respectively, offset increases in gross profits of $2.5 million. This was partly compensated for by a decrease in amortization of intangibles of $0.2 million, a decrease in research and development costs of $0.4 million and an increase in net interest and other income of $0.8 million.

Other Comprehensive Loss/Income

Other comprehensive loss for the six months ended July 1, 2001 was $1.3 million while there was no other comprehensive loss or income in the first six months of 2000. The loss related to the change in fair value of our forward foreign exchange contracts on retranslation. These forward exchange contracts are used to hedge our UK expenses through to April 2002.


LIQUIDITY AND CAPITAL RESOURCES

Between inception and July 2000, we financed our operations primarily through private sales of convertible preferred stock, which totaled $117.3 million (net of transaction expenses). On July 25, 2000, we completed an initial public offering of common stock for approximately $86.0 million in cash (net of underwriting discounts, commissions and other expenses).

As of July 1, 2001, we had cash and cash equivalents totaling $82.2 million, as well as $7.1 million of restricted cash that is held as collateral for performance guarantees on customer and supplier contracts and with landlords. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments.

At July 1, 2001, we had outstanding long-term debt of $2.8 million. This balance is owed entirely to Comdisco Inc.

For the six months ended July 1, 2001, we used $20.9 million cash in operating activities compared with $13.9 million for the six months ended July 2, 2000. The cash used in operations was primarily as a result of the operating loss and changes in working capital.

The net cash used in investing activities in the six months to July 1, 2001 and July 2, 2000, of $2.3 million and $1.4 million respectively, primarily related to capital equipment.

Our financing cash flows for the six months ended July 1, 2001 were $10.0 million negative. The outflows arose from the repayment of long and short-term debt in the amount of $10.2 million, partially offset by the proceeds from the issuance of common stock on the exercise of stock options of $0.1 million and a $0.1 million reduction in restricted cash. For the six months ended July 2, 2000 our financing cash inflows were $5.3 million. The inflows arose from the proceeds from the issuance of $5.4 million of preferred stock and a $0.9 million reduction in restricted cash, partially offset by the repayment of long and short-term debt in the amount of $1.1 million.

The Company has no material commitments other than obligations on long-term debt, operating and capital leases and the forward exchange contracts mentioned below.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

INTEREST RATE RISK

The Company's earnings are affected by changes in interest rates. As of December 31, 2000 and July1, 2001 we had cash and cash equivalents and restricted cash of $122.5 million and $89.2 million, respectively. Substantially all of these amounts consisted of liquid investments with remaining maturities at the date of purchase of less than 365 days. $42.3 million had maturities at less than 90 days; $39.9 million had maturities of between 91 and 365 days. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates of 2 percent from July 1, 2001 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income.

FOREIGN CURRENCY EXCHANGE RATE RISK

For the six months ended July 1, 2001, 95.8% of our sales were denominated in US dollars with the remaining 4.2% predominantly denominated in euros. For the six months ended July 2, 2000, 20.4% of our sales were denominated in euros and the remaining 79.6% were denominated in U.S. dollars. Our total euro denominated sales for the six months ended July 1, 2001 were 0.9 million euros, which were recorded at an average exchange rate of $1US = 1.1026 euros. If the average exchange rate used had been higher or lower by 10% it would have decreased or increased the euro-denominated sales value by $0.08 million. We expect the proportions of sales in euros to fluctuate over time. The Company's sensitivity analysis for changes in foreign currency exchange rates does not factor in changes in sales volumes.

Since May 2000, we have entered in currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than US dollars. Prior to 2000 we had not entered into any foreign currency forward or option contracts to hedge those payments. We do not enter into any currency hedging activities for speculative purposes. The costs of these contracts are included under interest and other income in our financial statements. There were no euro hedges outstanding at July 1, 2001. We will continue to monitor our foreign currency exposures and may modify our hedging strategies, as we deem prudent.

Our operating results are affected by moves in foreign currency exchange rates, particularly the rate between US dollars and Great Britain pounds sterling. This is because most of our operating expenses are incurred in pounds sterling. During the six months ended July 1, 2001, we paid expenses in local currency of approximately 12.9 million pounds sterling, at an average rate of $1US = 0.6982 pounds sterling. If the average exchange rates had been higher or lower by 10%, the pounds sterling denominated operating expenses would have decreased or increased by $1.8 million. We expect the proportions of operating expenses paid in pounds sterling to fluctuate over time.

To manage our pound sterling foreign currency risk we have entered into the following forward exchange contracts:

In November 2000 we entered into a forward exchange contract to purchase 24.0 million pounds sterling at an average exchange rate of $1US = 0.6793 pounds sterling in sixteen equal amounts from that date to February 2002. At July 1, 2001 there were eight payments outstanding at an average exchange rate of $1US =
0.6781 pounds sterling.

In May 2001 we entered into a forward exchange contract to purchase 5.5 million pounds sterling at an average exchange rate of

$1US = 0.7038 pounds sterling in eleven equal amounts from June 2001 to April 2002. At July 1, 2001 there were ten payments outstanding at an average exchange rate of $1US = 0.7041 pounds sterling.

In May 2001 we entered into a forward exchange contract to purchase 3.0 million pounds sterling at an average exchange rate of $1US = 0.7096 pounds sterling in two equal amounts, one in March 2002, the other in April 2002. At July 1, 2001 there were two payments outstanding at an average exchange rate of $1US = 0.7096 pounds sterling.

If the future average exchange rates over the remaining life of the above contracts were higher or lower than the contracted rates by 10%, our financial results would be impacted, negatively or positively respectively, by $2.9 million.

During 2000 we incurred the majority of our cost of revenue in Swedish Krona. With the move of our printed circuit board sub-contracted production from Sweden to Scotland at the beginning of 2001, we eliminated the Krona payments, and for the six months ended July 1, 2001 we incurred the majority of our cost of revenue in U.S. dollars.

EQUITY PRICE RISK

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

COMMODITY PRICE

We not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

PART II OTHER INFORMATION

Item 1. Legal Proceeding

On July 23, 2001, a Class Action Complaint was filed in the United States District Court for the Southern District of New York naming as defendants Airspan, Eric D. Stonestrom (the Company's President and Chief Executive Officer), Joseph J. Caffarelli (the Company's former Senior Vice President and Chief Financial Officer) together with certain underwriters of the Company's July 2000 initial public offering. The case number is 01 CV 6747. The initial plaintiff is Pond Equities. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. At this time, the class is going through the process of determining a lead plaintiff. The Company intends to vigorously defend itself against this and any other similar lawsuits.

Item 2. Change in Securities and use of Proceeds

During the three months ended July 1, 2001 we granted stock options to purchase an aggregate 451,350 shares of our common stock at an average exercise price of $2.84 per share to employees under our 1998 Stock Option and Restricted Stock Plan and our 2001 Supplemental Stock Option Plan. During the three months ended July 1, 2001 employees exercised options for 37,816 shares of common stock for aggregate consideration of $12,561.

Item 3. Defaults Upon Senior Securities.

None

Item 4 Submission of Matters to a Vote of Security Holders.

     On May 15, 2001, at the Company's Annual Meeting of Shareholders, the Shareholders approved a proposal relating to an amendment to the Company's 1998 Stock Option and Restricted Stock Plan. Such amendment increased the number of options authorized to be granted pursuant to such plan by 1,500,000 from 4,591,666 to 6,091,666:

     FOR:          23,704,200
     AGAINST:      125,759
     ABSTAIN:      4,236

 In addition, at such Annual Meeting, all of the directors nominated were elected by the Shareholders:

Matthew J. Desch            Chairman of the Board
Eric D. Stonestrom          President, Chief Executive Officer & Director
H. Berry Cash               Director
Thomas S. Huseby            Director
Ovid Santoro                Director*

David A. Twyver             Director
Guillermo Heredia           Director

*Mr. Santoro resigned from the board of directors, effective July 31, 2001. Mr. Santoro was replaced on the board of directors by Michael Flynn.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

None

(b) Reports on Form 8-K:

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2001

                           AIRSPAN NETWORKS INC.

                           By:   /s/ PETER ARONSTAM
                           ---   ------------------

                           Peter Aronstam
                           Senior Vice President and Chief Financial Officer