Form 10-Q
period 2001-09-30
AIRSPAN NETWORKS INC
filed 2001-11-14
CIK 1105542

                    STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   Act of 1934

                For the quarterly period ended September 30, 2001

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              Exchange Act of 1934

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares outstanding of the registrant's common stock as of September 30, 2001: 35,096,847

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                              AIRSPAN NETWORKS INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 December 31,     September 30,
                                                                     2000              2001
                                                                     ----              ----
                              ASSETS                                               (unaudited)
Current Assets
Cash and cash equivalents                                           $115,340         $ 75,177
Restricted cash                                                        7,207            3,259
Accounts receivable, less allowance for doubtful accounts
    of $1,371 in 2000 and $2,042 at September 30, 2001                14,482           19,840
Unbilled accounts receivable                                             349              119
Inventory                                                              8,166           13,590
Prepaid expenses and other current assets                              3,481            4,102
                                                                    --------         --------
    Total Current Assets                                             149,025          116,087

Property, plant and equipment, net                                     6,800            6,879
Intangible assets, net                                                 1,209              890
Accounts receivable greater than one year                                  -              648
Other non-current assets                                                 300              155
                                                                    --------         --------
    Total Assets                                                    $157,334         $124,659
                                                                    ========         ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                    $  6,038         $  5,641
Short term debt                                                          849                -
Accrued taxes                                                            351              270
Deferred revenue                                                       1,210              674
Other accrued expenses                                                 3,720            5,255
Current portion of capital lease obligations                              34                -
Current portion of long-term debt                                      5,723              241
                                                                    --------         --------
    Total Current Liabilities                                         17,925           12,081
                                                                    --------         --------

Non current liabilities
Long-term portion of note payable to DSC Telcom L.P.                  12,983                -
Other long-term debt                                                   2,500            2,500
Accrued interest on long-term debt                                       271                -
                                                                    --------         --------
                                                                      15,754            2,500
                                                                    --------         --------

Stockholders' equity
Preferred Stock, $0.01 par value, 81,000,000 shares authorized and none issued in 2000 and 2001
Common Stock, $0.0003 par value; 50,000,000 shares authorized and
    34,692,331 issued in 2000 and 50,000,000 shares authorized and
    35,096,847 issued in 2001                                             51               51
Note receivable-stockholder                                             (180)            (180)
Additional paid in capital                                           214,025          214,393
Accumulated other comprehensive income                                   441              310
Accumulated Deficit                                                  (90,682)        (104,496)
                                                                    --------         --------
Total Stockholders' Equity                                           123,655          110,078
                                                                    --------         --------
Total Liabilities and Stockholders' Equity                          $157,334         $124,659
                                                                    ========         ========

The accompanying notes are an integral part of these financial statements.

                              AIRSPAN NETWORKS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands except for share and per share data)

                                                       Three months ended              Nine months ended
                                                   October 1,     September 30,    October 1,    September 30,
                                                      2000            2001            2000            2001
                                                     -------        --------        -------         --------
                                                          (unaudited)                     (unaudited)
Revenue                                                 $8,801          $8,597         $21,324         $27,266
Cost of revenue                                         (5,546)         (5,028)        (13,545)        (16,675)
Inventory provision                                          -          (1,417)              -          (1,417)
                                                  ------------    ------------    ------------    ------------

Gross Profit                                             3,255           2,152           7,779           9,174
                                                  ------------    ------------    ------------    ------------

Operating expenses:

Research and development                                 4,355           3,672          12,748          11,619
Sales and marketing                                      3,443           3,530           9,760          12,422
Bad debt provision                                          57           1,040             213             649
General and administration                               2,330           2,668           6,678           8,394
Amortization of intangibles                                108             106             489             318
Restructuring provision                                      -           1,235               -           1,235
                                                  ------------    ------------    ------------    ------------
Total operating expenses                                10,293          12,251          29,888          34,637
                                                  ------------    ------------    ------------    ------------

Loss from operations                                    (7,038)        (10,099)        (22,109)        (25,463)

Interest expense                                          (407)            (54)         (1,279)           (324)

Interest and other income                                1,508             714           3,369           2,729
                                                  ------------    ------------    ------------    ------------

Loss before income taxes and extraordinary item         (5,937)         (9,439)        (20,019)        (23,058)

Income tax (charge) / credit                                16               -               -           2,773
                                                  ------------    ------------    ------------    ------------
Net loss before extraordinary item                      (5,921)         (9,439)        (20,019)        (20,285)

Extraordinary item
    Gain on extinguishment of debt                           -               -               -           9,244
    Income tax charge                                        -               -               -          (2,773)
                                                  ------------    ------------    ------------    ------------

    Gain after tax                                           -               -               -           6,471
                                                  ------------    ------------    ------------    ------------

Net loss                                               $(5,921)        $(9,439)       $(20,019)       $(13,814)
                                                  ============    ============    ============    ============

Net loss per share
    - basic and diluted
    Loss before extraordinary item                      $(0.17)         $(0.27)         $(1.64)         $(0.58)
    Extraordinary item, net of taxes                         -               -               -           $0.18
    Net loss per share                                  $(0.17)         $(0.27)         $(1.64)         $(0.40)

Weighted average shares outstanding
    - basic and diluted                             34,457,325      34,902,639      12,225,677      34,724,723

Pro forma net loss per share
    - basic and diluted                                 $(0.17)         $(0.27)         $(0.67)         $(0.40)

Pro forma weighted average shares
outstanding - basic and diluted                     34,457,325      34,902,639      30,046,576      34,724,723

The accompanying notes are an integral part of these financial statements.

                              AIRSPAN NETWORKS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Nine months ended
                                                                 October 1,   September 30,
                                                                   2000            2001
                                                                (unaudited)    (unaudited)
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(20,019)      $(13,814)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                       2,770          3,193
 Gain on settlement of long-term debt                                    -         (9,252)
 Stock compensation                                                     65              -
 Other comprehensive income                                              -           (131)
 Accretion of interest on notes payable                                917            109
Changes in operating assets and liabilities:
 Increase in receivables                                            (7,619)        (5,861)
 Decrease / (increase) in inventories                                1,052         (5,424)
 (Increase) / decrease in other current assets                        (271)          (391)
 Increase / (decrease) in accounts payable                             510           (397)
 Decrease in deferred revenue                                         (437)          (536)
 Increase in accrued expenses                                        2,466          1,454
                                                                 ---------      ---------

Net cash used in operating activities                              (20,566)       (31,050)
                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                  (2,469)        (2,953)
Proceeds from the sale of property and equipment                        18              -
                                                                 ---------      ---------

Net cash used in investing activities                               (2,451)        (2,953)
                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock                        5,447              -
Net proceeds from issuance of common stock                               -            247
Net proceeds from IPO                                               86,092              -
Net proceeds from the issuance of short term debt                    1,320              -
Payment of short-term debt                                            (117)          (849)
Payment on long-term debt, including capital lease obligations      (1,228)        (9,627)
Exercise of stock options                                               30            121
Restricted cash movement                                              1151          3,948
                                                                 ---------      ---------

Net cash provided / (used) by financing activities                  92,695         (6,160)
                                                                 ---------      ---------

Increase / (decrease) in cash and cash equivalents                  69,678        (40,163)
Cash and cash equivalents, beginning of period                      58,828        115,340
                                                                 ---------      ---------

Cash and cash equivalents, end of period                          $128,506        $75,177
                                                                 =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                         $348           $324
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

REVENUE RECOGNITION

The Company recognizes revenue pursuant to Staff Accounting Bulletin No.101 "Revenue Recognition in Financial Statements." Accordingly, revenues are recognized when all of the following conditions are met: an arrangement exists with the customer; delivery has occurred or services have been rendered; the price for the product or service is fixed and determinable; and collection of the receivable is reasonably assured. Therefore, revenue is recognized when all significant contractual obligations have been satisfied and the collection of resulting revenues is reasonably assured. For most product sales, revenue recognition occurs on shipment. For contracts with non standard terms, revenue is recognized when these terms have been satisfied. Revenue from customer service contracts is recognized once the services have been rendered. Any billings in excess of revenue recognized for products or services are classified as deferred income or customer advances.

INVENTORY

Inventory consists of the following:

                                       December 31,   September 30,
                                          2000            2001
                                          ----            ----
                                                       (unaudited)

Purchased parts and materials            $5,713          $ 6,733
Finished goods and consumables            2,453            6,857
                                         ------          -------

                                         $8,166          $13,590
                                         ======          =======

OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following;

                                       December 31,   September 30,
                                          2000            2001
                                          ----            ----
                                                       (unaudited)

Agents commissions                       $  530          $   963
Warranty                                    546              734
Sales commissions and bonuses               329              605
Restructuring                                 -              659
Other                                     2,315            2,294
                                         ------          -------
                                         $3,720          $ 5,255
                                         ======          =======

ACCRUED RESTRUCTURING CHARGES

In the third quarter of 2001, the Company implemented a restructuring program to reduce operating expenses and recorded a charge of $1.2 million in relation to this program. Included in this charge are costs related to excess facilities and severance. The Company expects to sublease the excess facility space by the end of the first quarter of 2002. All severance payments will be made by the end of the third quarter 2002. The total number of employees being terminated as part of this plan is 30. As of September 30, 2001 the restructuring charge and its utilization is summarized as follows:

                                                 Charged            Remaining
                        Restructuring            against         Restructuring
                           Charge               liability            Charge
                         (unaudited)           (unaudited)        (unaudited)

Facility related           $   551              $    210             $ 341
Severance and other            684                   366               318
                           -------              --------             -----
                           $ 1,235              $    576             $ 659
                           -------              --------             -----

Included within the third quarter 2001 facility restructuring charge is $0.2 million related to the write down of certain fixed assets. These assets will be disposed of as part of the sublease program and will be disposed of by the end of the first quarter of 2002.

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

Revenue by geographical market:

                                   Three months ended             Nine months ended
                               October 1,  September 30,     October 1,     September 30,
                               ----------  -------------     ----------     ----------
                                 2000          2001            2000             2001
                                 ----          ----            ----             ----
                                      (unaudited)                    (unaudited)
USA & Canada                   $1,200        $1,517          $1,846           $3,120
Asia                            1,952         4,286           8,298           13,531
Europe                          4,925           227          10,329            4,578
Africa and the Middle East        592         2,237             694            3,559
South America                     132           330             157            2,478
                               ------        ------         -------          -------

                               $8,801        $8,597         $21,324          $27,266
                               ======        ======         =======          =======

COMPREHENSIVE (LOSS) / INCOME

Total comprehensive loss was $5,921 for the three months ended October 1, 2000 and $8,231 for the three months ended September 30, 2001. For the nine months ended October 1, 2000 and September 30, 2001, the total comprehensive loss was $20,019 and $13,945 respectively.

Components of Comprehensive (Loss) / Income:

                                       Three months ended             Nine months ended
                                   October 1,  September 30,     October 1,     September 30,
                                   ----------  -------------     ----------     -------------
                                     2000          2001            2000             2001
                                     ----          ----            ----             ----
                                        (unaudited)                     (unaudited)
Net loss                           ($5,921)      ($9,439)          ($20,019)       ($13,814)

Other Comprehensive Income -
  unrealized gain / (loss) on
  forward exchange contracts            --         1,208                 --            (131)
                                   -------       -------           --------        --------

                                   ($5,921)      ($8,231)          ($20,019)       ($13,945)
                                   =======       =======           ========        ========

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

                                                                    Three months ended                 Nine months ended
                                                               October 1,     September 30,        October 1,      September 30,
                                                               ----------     -------------        ----------      -------------
                                                                 2000             2001               2000              2001
                                                                 ----             ----               ----              ----
                                                                      (unaudited)                          (unaudited)
Numerator:
Loss before tax and extraordinary item                           $(5,937)         $(9,439)         $(20,019)       $(23,058)
Income tax credit                                                      16               -                 -           2,773

Loss before extraordinary item                                     (5,921)         (9,439)          (20,019)        (20,285)
Extraordinary item, net of taxes                                        -               -                 -           6,471

Net loss                                                          $(5,921)        $(9,439)         $(20,019)       $(13,814)
                                                                  =======         =======          ========        ========

Denominator:
Weighted average common shares outstanding                     34,658,714      34,979,028        12,458,315      34,832,362
Less weighted average shares of restricted stock                 (201,389)        (76,389)         (232,638)       (107,639)
                                                               ----------      ----------        ----------      ----------
Denominator for basic and diluted calculations                 34,457,325      34,902,639        12,225,677      34,724,723

Weighted average pro forma conversion of
     convertible preferred stock                                        -               -        17,820,899               -
                                                               ----------      ----------        ----------      ----------
Denominator for pro forma basic and diluted calculations       34,457,325      34,902,639        30,046,576      34,724,723
                                                               ----------      ----------        ----------      ----------

Earnings per share - basic and diluted:
Loss before tax and extraordinary item                             $(0.17)         $(0.27)           $(1.64)         $(0.66)
Income tax credit                                                       -               -                 -            0.08

Loss before extraordinary item                                      (0.17)          (0.27)            (1.64)          (0.58)
Extraordinary item, net of taxes                                        -               -                 -            0.18

Net loss                                                           $(0.17)         $(0.27)           $(1.64)         $(0.40)
                                                                   ======          ======            ======          ======

Pro forma basic and diluted                                        $(0.17)         $(0.27)           $(0.67)         $(0.40)
                                                                   ======          ======            ======          ======

EXTRAORDINARY GAIN

On February 14, 2001 we entered into a settlement agreement with Alcatel, which released the Company from our $18.5 million promissory note with DSC Telcom L.P. Under the settlement agreement the company agreed to pay $9.3 million in two installments, the first one due in the first quarter of 2001, the second in the second quarter of 2001, in exchange for complete forgiveness of the debt. The extraordinary gain of $9.2 million that arose from this transaction was partially offset by tax on the gain of $2.7 million to show an extraordinary gain, net of taxes of $6.5 million. We recorded this extraordinary gain in the first quarter of 2001. After careful review of the settlement agreement we now consider that technically the promissory note was not extinguished until the second quarter when the final payment under the settlement agreement was made. Therefore the extraordinary gain should have been recorded in the second quarter 2001. Cumulative second quarter figures, as reported in our Form 10-Q for the quarter ended July 1, 2001, are reported correctly.

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

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2001 TO THE QUARTER ENDED OCTOBER 1, 2000

Revenue

Revenue totaled $8.6 million for the quarter ended September 30, 2001 representing a 2% decrease from the $8.8 million reported for the comparable 2000 quarter. Sales were driven by network deployments to customers in Indonesia, Nigeria, Sri Lanka and China. During the quarter, shipments were made to 38 customers, including ten new customers who represented 28% of revenue. Geographically, 50% of our revenues were derived from Asia, 26% from Africa and the Middle East, 18% from U.S. based customers, 4% from South America, and 2% from Europe.

Cost of Revenue

Cost of revenue decreased 9% from $5.5 million in the quarter ended October 1, 2000 to $5.0 million in the quarter ended September 30, 2001. The decrease was as a result of the slight decrease in revenue for the quarter and lower product costs due to a favorable product mix. During the quarter ended September 30, 2001 we decided to cease marketing certain product variants and we also undertook a detailed review of the levels and mix of the related inventory. As a result we wrote down inventory in the third quarter of 2001 by $1.4 million. Excluding the inventory write down, gross margin as a percentage of revenue totaled 42% in the third quarter of 2001 in comparison to 37% in the third quarter of 2000. The improvement in gross margin reflected a more favorable product mix and lower product costs. After the inventory provision, gross margin as a percentage of revenue totaled 25% in the third quarter of 2001 or $2.2 million.

Research and Development Expenses

As part of our operating expense reduction we have re-focused our research and development priorities to lower ongoing product development costs. From these measures we have reduced research and development expenses by 16% from $4.4 million in the quarter ended October 1, 2000 to $3.7 million in the quarter ended September 30, 2001.

Sales and Marketing Expenses

Sales and marketing expenses increased 3% from $3.4 million in the quarter ended October 1, 2000 to $3.5 million in the quarter ended September 30, 2001. The relatively flat nature of sales and marketing against the same quarter last year represents the net effect of increases in internal and external commissions and a reduction in the cost of trial based activity. In the third quarter of 2001 we wrote down receivables by $1.0 million dollars due to our concerns with customers and countries that have been most effected by economic slow down. In the comparable quarter of 2000 we created a bad debt provision for receivables of $0.1 million.

General and Administrative Expenses

General and administrative expenses increased 15% from $2.3 million in the quarter ended October 1, 2000 to $2.7 million in the quarter ended September 30, 2001. The increase was due to higher facility costs and increased travel costs.

Amortization of Intangibles

Amortization of intangibles expense remained constant at $0.1 million in both the quarter ended October 1, 2000 and the quarter ended September 30, 2001.

Restructuring Provision

In the second quarter 2001 earnings release we announced our plan to reduce spending levels as a result of the global economic slow down in the telecommunications sector. During the third quarter of 2001 we made a restructuring provision of $1.2 million to cover employee termination costs and facility closures. At the end of the third quarter 2001 the provision remaining was $0.7 million. There was no corresponding restructuring charge in 2000.

Net Interest and Other Income

Net interest and other income decreased 40% from $1.1 million in the third quarter 2000 to $0.7 million in the third quarter 2001. Interest and other income decreased 53% from $1.5 million for the quarter ended October 1, 2000 to $0.7 million in the quarter ended September 30, 2001. The decrease of $0.8 million was due to the impact of lower interest rates on our investments and a lower average cash balance. Interest expense decreased to $0.1 million in the quarter ended September 30, 2001 from $0.4 million in the quarter ended October 1, 2000 as a result of the repayment of the debt owed to DSC Telcom LP.

Income Taxes

No income tax liability or charge was required to be recorded for the third quarter of either 2000, or 2001.

Net Loss

Our net loss of $9.4 million in the quarter ended September 30, 2001 compared to a loss of $5.9 million from the third quarter 2000, an increase of 59%. Before the inventory provision, bad debt provision and restructuring provision our net loss was $5.7 million, or rather a 3% decrease over the comparable quarter in 2000. Before provisions, increases in gross profits of $0.3 million and decreases in research and development costs of $0.7 million were partially offset by increases in sales and marketing and general and administrative expenses of $0.1 million and $0.1 million, respectively and a decrease in net interest and other income of $0.4 million.

Other Comprehensive Loss/Income

Other comprehensive income for the three months ended September 30, 2001 was $1.2 million, while there was no other comprehensive loss or income in the third quarter of 2000. The loss related to the change in fair value of our forward foreign exchange contracts on retranslation. These forward exchange contracts are used to hedge our UK expenses through to April 2002.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED OCTOBER 1, 2000

Revenue

Revenue totaled $27.3 million for the nine-month period ended September 30, 2001 representing a 28% increase from the $21.3 million reported for the comparable nine-month period in 2000. Higher sales were driven by network deployments to customers in the Philippines, Indonesia, USA, Sir Lanka, Nigeria, Russia, China and Peru. During the first nine months of 2001, shipments were made to 58 customers, including 23 new customers who represented 37% of revenue. Geographically, 50% of our revenues were derived from Asia, 17% from Europe, 13% from Africa and the Middle East, 11% from U.S. based customers, of which 4%, of total revenue, was shipped to destinations outside of the U.S, and 9% from South America.

Cost of Revenue

Cost of revenue increased 23% from $13.5 million in the nine months ended October 1, 2000 to $16.7 million in the nine months ended September 30, 2001 as a result of the increase in revenue. During the quarter ended September 30, 2001 we decided to cease marketing certain product variants and we also undertook a detailed review of the levels and mix of the related inventory. As a result we wrote down inventory in the third quarter of 2001 by $1.4 million. Excluding the inventory write down, gross margin as a percentage of revenue totaled 39% in the first nine months of 2001 against 36% in the first nine months of 2000. The improvement in gross margin reflected a more favorable product mix. After the inventory write down, gross margin as a percentage of revenue totaled 34% in the first nine months 2001 or $9.2 million.

Research and Development Expenses

Research and development expenses decreased by 9% from $12.7 million in the nine months ended October 1, 2000 to $11.6 million in the nine months ended September 30, 2001. The decrease was due to the timing of projects relating to new product development and cost reduction. Additionally, as part of our operating expense reduction program, we have re-focused our research and development priorities to lower product development costs.

Sales and Marketing Expenses

Sales and marketing expenses increased 27% from $9.8 million in the nine months ended October 1, 2000 to $12.4 million in the nine months ended September 30, 2001. The increase represents a higher headcount, the expansion of our sales and marketing activities, including additional trade show and user conference activity, customer trial costs and the impact of internal and external commissions based on higher sales. In the third quarter of 2001 we wrote down receivables by $1.0 million dollars due to our concerns with customers and countries that have been most effected by economic slow down. The net charge for bad debts for the nine months ended September 30, 2001 was $0.6 million compared to $0.2 million for the nine months ended October 1, 2000.

General and Administrative Expenses

General and administrative expenses increased 26% from $6.7 million in the nine months to October 1, 2000 to $8.4 million in the nine month period ended September 30, 2001. The increase was due to a higher headcount supporting our expanding operations, increased facility costs, and the costs of compliance with reporting and other requirements of being a public company.

Amortization of Intangibles

Amortization of intangibles expense decreased 35% to $0.3 million for the nine month period ended September 30, 2001 from $0.5 million for the nine month period ended October 1, 2000 reflecting the full write off of developed technology, purchased sales contracts and patents in previous periods.

Restructuring Provision

In the second quarter 2001 earnings release we announced our plan to reduce spending levels as a result of the global economic slow down in the telecommunications sector. During the third quarter of 2001, we made a restructuring provision of $1.2 million to cover employee termination costs and facility closures. At the end of the third quarter 2001, the provision remaining was $0.7 million. There was no corresponding restructuring charge in 2000.

Net Interest and Other Income

Net interest and other income increased 15% from $2.1 million for the nine-month period ended October 1, 2000 to $2.4 million in the nine-month period ended September 30, 2001. Interest and other income decreased 19% from $3.4 million for the nine-month period ended October 1, 2000 to $2.7 million in the nine-month period ended September 30, 2001. The decrease of $0.7 million was a result of reduced interest income of $0.4 million earned on cash deposits with financial institutions and by foreign exchange losses on the retranslation of non-U.S. dollar cash balances of $0.3 million. Interest expense decreased to $0.3 million in the nine months ended September 30, 2001 from $1.3 million in the nine months ended October 1, 2000 as a result of the repayment of the debt owed to DSC Telcom LP.

Income Taxes

We recorded an income tax credit, in the first nine months of 2001, derived from the tax losses generated in the U.K. to offset the income tax expense recorded on our extraordinary gain.

Extraordinary Gain

The Company negotiated a settlement of its $18.5 million promissory note with DSC Telcom L.P. in the first nine months of 2001. Under the settlement agreement, the Company agreed to pay $9.3 million in 2001, in exchange for complete forgiveness of the debt owed by the Company that was originally repayable over 36 equal installments over three years starting February 1, 2001. In addition, the Company and DSC Telcom L.P. mutually released each other from certain claims made by the parties relating to the formation of Airspan in January 1998. The extraordinary gain of $9.2 million that arose from this transaction was partially offset by tax on the gain of $2.7 million, resulting in an extraordinary gain, net of taxes, of $6.5 million.

Net Income/Loss

Our net loss of $13.8 million for the nine months ended September 30, 2001 compared to a loss of $20.0 million for the nine months ended October 1, 2000, a decrease of 45%. Before the inventory provision, third quarter bad debt provision, restructuring provision and the extraordinary gain we had a net loss of $19.4 million in the nine months to September 30, 2001. This represented a 3% decrease over the comparable nine months for 2000. Before third quarter 2001 provisions, increases in gross profits of $2.8 million, decreases in research and development costs, bad debt provision and amortization of intangibles of costs of $1.1 million, $0.6 million and $0.2 million, respectively, and an increase in net interest and other income of $0.3 million were partially offset by increases in sales and marketing and general and administrative expenses of $2.7 million and $1.7 million, respectively.

Other Comprehensive Loss/Income

Other comprehensive gain for the nine months ended September 30, 2001 was $0.3 million. There was no other comprehensive loss or income in the first nine months of 2000. The gain related to the change in fair value of our forward foreign exchange contracts on retranslation. These forward exchange contracts are used to hedge our UK expenses through to April 2002.

LIQUIDITY AND CAPITAL RESOURCES

Between inception and July 2000, we financed our operations primarily through private sales of convertible preferred stock, which totaled $117.3 million (net of transaction expenses). On July 25, 2000, we completed an initial public offering of common stock for approximately $86.0 million in cash (net of underwriting discounts, commissions and other expenses).

As of September 30, 2001, we had cash and cash equivalents totaling $75.2 million, as well as $3.3 million of restricted cash that is held as collateral for performance guarantees on customer and supplier contracts and with landlords. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments

At September 30, 2001, we had outstanding long-term debt of $2.7 million. This balance is owed entirely to Comdisco Inc.

For the nine months ended September 30, 2001, we used $31.1 million cash in operating activities compared with $20.6 million for the nine months ended October 1, 2000. The cash used in operations was primarily as a result of the operating loss and changes in working capital.

The net cash used in investing activities in the nine months to September 30, 2001 and October 1, 2000, of $3.0 million and $2.5 million respectively, primarily related to capital equipment.

Our financing cash flows for the nine months ended September 30, 2001 were $6.2 million negative. The outflows arose from the repayment of long and short-term debt in the amount of $10.5 million, partially offset by the proceeds from the issuance of common stock on the exercise of stock options of $0.1 million and a $3.9 million reduction in restricted cash. For the nine months ended October 1, 2000, our financing cash inflows were $92.7 million. The inflows arose from the proceeds of our initial public offering of $86.0 million, from the issuances of $5.4 million of preferred stock and of $1.3 million of short term debt and from a $1.1 million reduction in restricted cash, partially offset by the repayment of long and short-term debt in the amount of $1.3 million.

The Company has no material commitments other than obligations on long-term debt, operating and capital leases and the forward exchange contracts mentioned below.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

INTEREST RATE RISK

The Company's earnings are affected by changes in interest rates. As of December 31, 2000 and September 30, 2001 we had cash and cash equivalents and restricted cash of $122.5 million and $78.4 million, respectively. Substantially all of these amounts consisted of liquid investments with remaining maturities at the date of purchase of less than 365 days; $57.8 million had maturities at less than 90 days; $8.7 million had maturities of between 91 and 365 days. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates of 2 percent from September 30, 2001 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income

FOREIGN CURRENCY EXCHANGE RATE RISK

For the nine months ended September 30, 2001, 97.5% of our sales were denominated in US dollars with the remaining 2.5% predominantly denominated in euros. For the nine months ended October 1, 2000, 23.7% of our sales were denominated in euros and the remaining 76.3% were denominated in U.S. dollars. Our total euro denominated sales for the nine months ended September 30, 2001 were 0.8 million euros, which were recorded at an average exchange rate of $1US = 1.1026 euros. If the average exchange rate used had been higher or lower by 10% it would have decreased or increased the euro-denominated sales value by $0.07 million. We expect the proportions of sales in euros to fluctuate over time. The Company's sensitivity analysis for changes in foreign currency exchange rates does not factor in changes in sales volumes.

Since May 2000, we have entered in currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than US dollars. Prior to 2000 we had not entered into any foreign currency forward or option contracts to hedge those payments. We do not enter into any currency hedging activities for speculative purposes. The costs of these contracts are included under interest and other income in our financial statements. There were no euro hedges outstanding at September 30, 2001. We will continue to monitor our foreign currency exposures and may modify our hedging strategies, as we deem prudent.

Our operating results are affected by moves in foreign currency exchange rates, particularly the rate between US dollars and Great Britain pounds sterling. This is because most of our operating expenses are incurred in pounds sterling. During the nine months ended September 30, 2001, we paid expenses in local currency of approximately 17.2 million pounds sterling, at an average rate of $1US = 0.6946 pounds sterling. If the average exchange rates had been higher or lower by 10%, the pounds sterling denominated operating expenses would have decreased or increased by $2.5 million. We expect the proportions of operating expenses paid in pounds sterling to fluctuate over time.

To manage our pound sterling foreign currency risk we have entered into the following forward exchange contracts:

In November 2000 we entered into a forward exchange contract to purchase 24.0 million pounds sterling at an average exchange rate of $1US = 0.6793 pounds sterling in sixteen equal amounts from that date to February 2002. At September 30, 2001 there were five payments outstanding at an average exchange rate of $1US = 0.6777 pounds sterling.

In May 2001 we entered into a forward exchange contract to purchase 5.5 million pounds sterling at an average exchange rate of $1US = 0.7038 pounds sterling in eleven equal amounts from June 2001 to April 2002. At September 30, 2001 there were seven payments outstanding at an average exchange rate of $1US = 0.7049 pounds sterling.

In May 2001 we entered into a forward exchange contract to purchase 3.0 million pounds sterling at an average exchange rate of $1US = 0.7096 pounds sterling in two equal amounts, one in March 2002, the other in April 2002. At September 30, 2001 there were two payments outstanding at an average exchange rate of $1US =
0.7096 pounds sterling

If the future average exchange rates over the remaining life of the above contracts were higher or lower than the contracted rates by 10%, our financial results would be impacted, negatively or positively respectively, by $2.0 million.

During 2000 we incurred the majority of our cost of revenue in Swedish Krona. With the move of our printed circuit board sub-contracted production from Sweden to Scotland at the beginning of 2001, we eliminated the Krona payments, and for the nine months ended September 30, 2001 we incurred the majority of our cost of revenue in U.S. dollars.

EQUITY PRICE RISK

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

COMMODITY PRICE

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

PART II OTHER INFORMATION

Item 1. Legal Proceeding

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants Airspan, Eric D. Stonestrom (the Company's President and Chief Executive Officer), Joseph J. Caffarelli (the Company's former Senior Vice President and Chief Financial Officer), Matthew Desch (the Company's Chairman) and Jonathan Paget (the Company's Executive Vice President and Chief Operating Officer) together with certain underwriters of the Company's July 2000 initial public offering. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The actions seek damages in an unspecified amount. The complaints have been consolidated into a single action. The Company is not required to respond to Plaintiffs' claims before a consolidated complaint is filed. The Company intends to vigorously defend itself against this and any other similar lawsuits.

Item 2. Change in Securities and use of Proceeds

During the three months ended September 30, 2001 we granted stock options to purchase an aggregate 112,600 shares of our common stock at an average exercise price of $2.07 per share to employees and directors under our 1998 Stock Option and Restricted Stock Plan and our 2001 Supplemental Stock Option Plan. During the three months ended September 30, 2001 employees exercised options for 125,985 shares of common stock for aggregate consideration of $56,852.

During the three months ended September 30, 2001 we issued 157,094 shares of common stock at a price of $1.57 per share to employees under our 2000 Employee Stock Purchase Plan.

Item 3. Defaults Upon Senior Securities.

None

Item 4 Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1 Amended and Restated Articles of Incorporation

10.1  Supply contract with Monarch Communications Limited *

* Confidential treatment requested for portions of this Exhibit

(b) Reports on Form 8-K:

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 14, 2001


                               AIRSPAN NETWORKS INC.


                               By: /s/ PETER ARONSTAM
                                   ------------------

                               Peter Aronstam
                               Senior Vice President and Chief Financial Officer