Form 10-K
period 2001-12-31
AIRSPAN NETWORKS INC
filed 2002-03-28
CIK 1105542

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-K

     (Mark one)

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                                      OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from        to       .

                        Commission file number 000-31031

                             AIRSPAN NETWORKS INC.
            (Exact name of registrant as specified in its charter)

                   Washington                        75-2743995
              (State or other jurisdiction        (I.R.S. Employer
           of incorporation or organization)      Identification No.)

              13450 West Sunrise Boulevard             33323
                   Sunrise, FL                       (Zip Code)
                 (954) 851-1660
      (Address of principal executive offices)

       Registrant's telephone number, including area code: (954) 851 1660

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.0003 par value

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     Aggregate market value of voting stock held by non-affiliates of the registrant as of March 22, 2002: $65,036,365.

     Number of shares outstanding of the registrant's class of common stock as of March 22, 2002: 35,131,432.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

================================================================================

                             AIRSPAN NETWORKS INC.

                                   FORM 10-K
                              For the Year Ended
                               December 31, 2001

                               TABLE OF CONTENTS

 Item                                                                               Page No.
------                                                                              ---------
                                          PART I

   1     Business ..................................................................    1
   2     Properties ................................................................   21
   3     Legal Proceedings .........................................................   21
   4     Submission of Matters to a Vote of Security Holders .......................   21

                                         PART II

   5     Market for Registrant's Common Equity and Related Stockholders Matters ....   22
   6     Selected Financial Data ...................................................   23
   7     Management's Discussion and Analysis of Financial Conditions and              24
         Results of Operations .....................................................
  7A     Quantitative and Qualitative Disclosures about Market Risk ................   33
   8     Financial Statements and Supplementary Data ...............................   34
   9     Changes in and Disagreements with Accountants on Accounting and               34
         Financial Disclosure ......................................................

                                         PART III

  10     Directors and Executive Officers of the Registrant ........................   35
  11     Executive Compensation ....................................................   35
  12     Security Ownership of Certain Beneficial Owners and Management ............   35
  13     Certain Relationships and Related Transactions ............................   35

                                         PART IV

  14     Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........   35
SIGNATURES ........................................................................    39

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

                                    PART I

Item 1. BUSINESS

Business Overview

     We are a global supplier of broadband Fixed Wireless Access ("FWA") equipment that allows communications service providers (often referred to as "local exchange carriers," or simply telephone companies) to cost effectively deliver integrated high-speed data and voice services using radio frequencies rather than wires. We call this transmission method "Wireless DSL". The market for our systems is a subset of the fixed wireless systems market. Our systems are based on a digital wireless technique known as Direct Sequence -- Code Division Multiple Access, or DS-CDMA, which provides wide area coverage, security and resistance to fading. Our systems can be deployed rapidly and cost effectively, providing an attractive alternative or complement to traditional copper wire, cable, or fiber-optic communications access networks. Our products also include software tools that optimize geographic coverage of our systems and provide ongoing network management. To facilitate the deployment and operation of our systems, we also offer network installation, training and support services. During 1996, we began shipping our products -- these were among the first fixed point-to-multipoint wireless systems to be commercially deployed. Our systems have been installed by more than 60 network operators in approximately 40 countries and are being tested by numerous other service providers.

     We were originally organized in 1994 as a unit within DSC Communications Corporation, a telecommunications equipment manufacturer. DSC began developing fixed wireless access systems in 1992. In January 1998 we created a new corporation that purchased the Airspan unit from DSC for $25 million, $15 million of which was due in the form of debt payable over three years beginning February 1, 2001 and the balance through the issuance of 10 million shares of preferred stock. When Alcatel acquired DSC in 1998, we redeemed the preferred stock held by DSC for a cash payment of $10 million. In the first half of 2001, we extinguished the debt owed to DSC by a payment of $9.3 million, which gave rise to an extraordinary gain of $9.25 million. During February 1999 we moved to our own premises in Uxbridge, U.K. Although our primary operations, manufacturing and product development centers remain in Uxbridge, U.K., on November 7, 2000, we relocated our corporate headquarters to Sunrise, Florida. Our telephone number there is (954) 851-1660. Further contact details and the location of all Airspan's worldwide offices may be found at www.airspan.com.

Industry Overview

 The Global Need for Bundled Delivery of Data and Voice Services

     While the growth in Internet usage slowed in most developed countries in 2001, the global requirement for bandwidth to permit reliable high-speed access to the Internet and to transmit large amounts of information remains and is growing rapidly. End-users worldwide are demanding bundled service delivery that includes reliable high-speed packet data for Internet access together with high-quality voice telephony. Even in countries where communications systems are unreliable or not yet widely deployed, businesses and consumers increasingly require Internet access plus fax and modem capabilities, in addition to traditional voice services.

 Global Deregulation and Increased Competition

     Worldwide deregulation of the telecommunications industry has created the opportunity for new competitors (Competitive Local Exchange Carriers -- CLECs -- and Internet Service Providers -- ISPs) to provide local access connections that historically were offered by a single incumbent provider (the Incumbent Local Exchange Carriers -- ILECs). Most countries have joined the U.S. and the U.K. in promoting competition for communications services. Operators are increasingly striving to differentiate their service offerings on the basis of their range of services, quality and reliability, customer service, provisioning and pricing.

 The Need for Reliable Cost-Effective and Rapid Network Deployments

     CLECs have expanded their focus beyond large business customers to serving small and medium-sized businesses (or SMEs) and high-end residential, small-office/home-office (or SoHo) customers as well as providing services outside of the major urban areas. To serve these markets, CLECs require more cost-effective network deployment solutions to compensate for lower average customer spending on communications services and larger coverage area requirements. Wireless DSL can provide these solutions.

     Many countries have existing networks that are unable to provide reliable data, voice and fax services while many others lack the network infrastructure to make basic telephone services broadly available. Both ILECs and CLECs in these markets need cost-effective, rapidly deployable alternatives to traditional copper based networks. Their time-to-market and ability to offer bundled data and voice services with attractive pricing are key success factors. Wireless DSL can meet these needs as well.

 The Access Network Bottleneck

     While the communications transport network and Internet backbone are capable of delivering data at extremely high speeds, data can only be delivered to the end user as fast as the end-user's connection to the network will permit. Traditional access connections that use copper wires are inadequate to address the rapidly expanding bandwidth requirements. As a result, traffic coming off the transport and backbone networks becomes bottlenecked as it tries to pass through the access networks. To address this bottleneck, a number of alternative solutions have emerged.

     o Digital Subscriber Line. Digital subscriber line, or DSL, technology improves the data transmission rate of existing copper networks. DSL transmission rates and service availability, however, are limited by both the quality of the available copper and the maximum transmission distance (5 kilometers from the subscriber to the service provider's network equipment) of wired DSL technology. These limitations restrict the use of DSL in all countries.

     o Cable Modems. Two-way cable modems using coaxial cable enable data services to be delivered over a network originally designed to provide television service to residential subscribers. Coaxial cable has greater transmission capacity than copper wires, but is often costly to upgrade for two-way data services. The data rate available to each subscriber on a cable link decreases as the number of subscribers using the link increases. Additionally, because office buildings are generally not wired for cable service, it is not a viable alternative for many business users worldwide.

     o Fiber Optics. Fiber optics provide the highest data transmission rate of any access solution, but fiber networks are the most costly to deploy. As a result, fiber is typically used only to solve the bandwidth needs of the largest businesses that can pay the associated higher costs.

     o Satellite. Satellite communications can enable two-way access services. These solutions today typically require a subscriber to use broadcast satellite technology for high-speed transmissions from the network service provider to the subscriber, but use slower wire-based connections to transmit data from the subscriber to the network service provider. The data rate available to each subscriber in a service area decreases as usage increases. As a result, because they are not simple or cost effective to implement, satellite solutions are not widely deployed worldwide.

     o Fixed Wireless Access. Fixed wireless access systems enable high-speed access to data and telephone networks without requiring a cabled connection, such as copper wire or fiber, between the subscriber and the base station. A fixed wireless system can be more rapidly and cheaply deployed than wire or cable. To provide high quality service, it is necessary to plan the deployment of radio equipment to maximize coverage and availability, and the technology employed must resist fading. In addition, fixed wireless services work best in those regions where a suitable frequency band is available and dedicated solely for use in the telephone access network.

 Need for Fixed Wireless Access Solutions

     The technology limitations and high costs of other existing solutions have led many network operators to consider deployment of fixed wireless access networks. Fixed wireless-technology permits fast, flexible and cost-effective network rollouts. Many varieties of wireless fixed access systems exist, some offering basic voice telephony services, others delivering only IP data and data-derived services. Airspan's technology provides a platform for bundled delivery of both high quality voice and high-speed data services -- a unique and compelling combination for many of our customers.

     Wireless communications equipment operates within assigned, often licensed frequency bands that can be segmented by the bandwidth of data that can be carried, the effective range of a single cell hub and the cost of deployment. Currently-available wireless technologies include cellular, fixed wireless, cordless, wireless networks covering a building or a small geographic area, known as wireless local area networks, (LANs), and radio systems using frequencies between 10GHz and 100GHz, or millimeter wave, as well as various "next generation" mobile wireless technologies.

     Each of these technologies is best suited to specific applications. Systems based on millimeter wave technologies (known as LMDS systems), for example, provide high bandwidth services, but are costly to deploy, have significant range limitations, require line-of-sight to provide services and are adversely affected by weather conditions. These systems are generally targeted at large business customers in major cities.

     Lower frequency cordless and mobile cellular technologies have been widely deployed to deliver wireless voice service. Cellular technologies typically have a wider geographic range than our system -- the lower frequencies of operation are able to propagate further -- while cordless and wireless LAN (local area network) technologies have a more limited geographic range than our system. The low bandwidth of cordless and cellular technologies today, however, makes them unsuitable for delivering advanced high speed Internet access. Wireless LANs have greater bandwidth than our system, but are, like cordless technologies, generally more expensive to deploy because of their limited geographic range. Furthermore Wireless LAN technologies are not optimized for delivery of high quality voice services.

     Our systems are designed to provide communications services in the 900MHz to 4 GHz frequency bands, which are increasingly being licensed worldwide for fixed wireless access services, particularly in the 3.5 GHz range. The availability of technology at attractive prices in these frequencies and their performance characteristics make them ideal for broader market applications for service providers. These bands are less sensitive to line-of-sight obstructions and weather conditions than the millimeter wave technologies described above although they offer lower capacity for data transmission.


The Airspan Solution

     We are a global supplier of Wireless DSL systems that enable network operators to deliver bundled high-speed data and voice services using radio frequencies rather than wires. Our systems deliver these services reliably and cost effectively and provide the following benefits:

     Bundled Data and Voice Services. Our solutions enable combined and simultaneous delivery of both high-speed packet data and wire-quality voice services, unlike many other access technologies that are optimized for either data or voice traffic, but not both. We term this combination Wireless DSL. Our systems flexibly allocate the available bandwidth to the services required, thereby permitting the radio resources and spectrum to be used most efficiently. Our AS4000/4020 system is designed as a modular solution to enable deployments to be expanded as our technologies and customers' needs evolve. We provide a single integrated subscriber unit that delivers a voice or data connection, or a combination of both, to a subscriber. The unit can connect from one to as many as 16 voice lines to a network, and also link a single computer terminal or an entire data network to the Internet.

     Quality of Service and Reliability. Our systems are based on DS-CDMA technology, which allows network operators to offer high-quality data and voice services with the same level of reliability that traditional telephone networks provide. This technology provides wide-area coverage, security and resistance to fading. In addition, our systems allow alternative service providers to bypass the incumbent's network enabling them to monitor on a real time basis an end user's network access connection. Our products are successfully deployed and operated in a wide range of demanding environments throughout the world.

     Rapid, Cost Effective Deployment. Our fixed wireless solutions are generally less expensive to deploy than fiber or copper wire networks or other high-speed fixed wireless networks. Our systems' wide area coverage requires fewer base stations, allowing faster deployment with lower initial capital outlays. A single base station covers up to 70 square miles in an urban setting and as much as a 700 square miles in a rural setting. Network operators can quickly begin generating new subscriber revenues due to the reduced time for up-front planning and the relative ease and speed of installation of our base stations. Our systems allow our customers to rapidly add new subscribers that can be brought online in hours once the basic infrastructure is in place. Network operators have the advantage of a lower up-front infrastructure cost, adding extra network equipment to increase capacity only when they have demand from their customers.

     Flexibility and Expandability. Our systems can be easily and quickly configured to meet specific customer requirements for capacity and frequency allocations. The modular design of our systems allows for customization and expansion as customer requirements increase. Our point-to-multipoint design also facilitates expansion by permitting multiple subscribers to be connected to a single base station and multiple base stations to be supported by a single access concentrator. In addition, multiple types of service, including data and voice, can be delivered over a single radio channel enabling network operators to differentiate and customize their service offerings. The product uses technology that allocates a CDMA channel on subscriber demand and allows a single radio channel to be configured to support in excess of 400 subscriber lines. Base stations may be configured with multiple radio channels -- a large site with 24 radio channels can support up to 10,000 subscriber lines, depending on the volume and type of customer traffic.

     Comprehensive Implementation and Support Solutions. We offer our customers a range of software tools that provide system-wide analysis for optimizing geographic coverage and identifying and solving potential sources of interference. Our software tools also initiate service for new customers and provide alarm, maintenance and testing functions. In addition, to facilitate deployment and operation of our systems, we offer network installation, training and support services. The network operator is generally responsible for site preparation and installation of the subscriber terminals. We have developed a worldwide network of regional offices and subcontractors that allows us to provide local technical and operational support for our customers wherever our products are deployed. We also operate a 24-hour technical help line providing additional support and troubleshooting for all our customers.

Our Strategy

     Our goal is to be the world's leading provider of fixed wireless access and wireless DSL systems to local exchange carriers and other network operators. Key elements of our strategy include the following:

     Capitalize on existing deployments of our systems to attract new customers. Our numerous installations with network operators worldwide serve both as proof that our technology concept works and as a reference point when we sell to other network operators. We are building upon this acceptance of our products to become the primary provider of fixed wireless systems to these operators. We are particularly focused on expanding our existing customer relationships to supply systems to their subsidiaries and affiliates worldwide.


     Extend our strong technology position. We believe that we have established a strong technology position in the market for fixed wireless access solutions, and we intend to extend this position by continuing to invest substantially in research and development. Our expertise in wireless telecommunications and radio frequency engineering is based on nine years of development experience and five years of deployment experience. Our research and development efforts are particularly focused on increasing data transmission capability and coverage area while reducing the cost of our infrastructure equipment. We are also heavily focused on reducing the installation time and costs of our subscriber terminals. To support our strong technological position, we are actively involved in the development of standards through our membership in or participation with leading standards organizations such as IEEE (Institute of Electrical and Electronic Engineers) and ETSI (European Telecommunications Standards Institute). We also expect to evaluate the acquisition of additional businesses, products and technologies in order to accelerate the development of and time-to-market with new technologically advanced products.

     Target key growth market opportunities globally. Our fixed wireless solutions find their strongest competitive advantage in areas where there is a growing demand for integrated high-speed data and voice services and where cost considerations make traditional solutions impracticable. As a result, in a developed market like the United States, we focus on service providers that are targeting small and medium sized businesses, small office/home office users and high-end consumers as well as end users in suburban and rural areas. Additionally in the United States we have sold to customers who have a federally imposed requirement to use the PCS wireless spectrum they have acquired by auction or risk losing that spectrum. In the developing world, our opportunities are much broader due to the general inadequacy of the existing communications infrastructure. In these markets, wireless solutions can be the basis for a new national telecommunications infrastructure.

     Develop and expand our strategic relationships. We intend to develop and expand our strategic relationships with large communications equipment manufacturers to help us market our products to network operators deploying large-scale turnkey networks. These relationships facilitate broader deployments of our systems worldwide, through stronger sales presence and additional integration services and support capabilities provided by those manufacturers. We also intend to form strategic relationships with communications companies situated within certain countries where there are competitive advantages to having a local presence.

     Expand global sales, marketing and customer support presence in key markets. We intend to expand and focus our sales, marketing and customer support presence in key markets to drive additional deployments and increase awareness of Airspan among network operators. We plan to hire sales and marketing personnel in new sales and customer support offices in key strategic markets globally where we have strong demand for our product.

Products

 General

     We supply fixed wireless access systems that connect residential and business customers to a communications service provider's network. The end user experiences a transparent connection between our equipment and the network with performance and features equivalent to a high quality wireline access service. Our products consist primarily of the following:

     o AS4000, a multi-service platform consisting of an access concentrator that is the connection point between an operator's voice and/or data network and the multiple base stations that in turn connect multiple subscriber terminals

     o AS7020, a software tool enabling operators to rapidly deploy or trouble-shoot subscriber installations

     o AS8100, a network management system that performs and simplifies tasks such as configuration and provisioning of subscribers, performance monitoring and alarm management

     o    AS9000, a comprehensive radio frequency and deployment planning tool

     During 2002 we are planning significant new product introductions, including:

     o A new range of subscriber terminals, based on our next-generation ASIC technology: Trinity 2

     o An enhancement of the AS4000 platform by introduction of AS4020: offering higher speed packet data transmission and integrated voice capabilities

     o AS8200 Netspan -- a standards-based enhancement to our AS8100 network management platform

Overview of Airspan's AS4000 Fixed Wireless Access / Wireless DSL Platform

     Below is a diagram of our system that details the relationship between our subscriber terminals, our base stations and our access concentrator, and the public switched telecommunications network ("PSTN") and data networks.

     The network operator installs base stations at various locations within its geographical area of operation that are linked to the rest of the telecommunications network via our access concentrator. Voice traffic is typically routed from the access concentrator to PSTN via a Switch, whilst data traffic can be connected directly to the Internet or to leased-line data networks, typically via a router. The base station in turn transmits and receives voice, high-speed data and Internet traffic via a wireless link of up to 25km, to and from subscriber terminals located at residential and business premises.


               [Diagram of Airspan's Fixed Wireless Access System]











 AS4000 Fixed Wireless Access Systems

     Our AS4000 fixed wireless access systems, introduced in 1996, use reliable wideband CDMA technology to deliver high-speed data, voice and ISDN (integrated services digital network) services to a network operator's customers.

     o the AS4000 System allows the signal to travel to and from the subscriber's equipment (router, computer, fax or telephone) through the building's existing internal wiring to a subscriber interface unit

     o the subscriber interface unit is connected by a coaxial cable to an external antenna which together form the subscriber terminal

     o    the antenna relays the information to the base station

     o the signals from the various subscriber terminals (up to 2000 subscriber lines per base station) are routed through the base station to the access concentrator, normally located at the communications service provider's central switching center

     o    the signals are routed through the network to the final destination.

     Our system typically allocates a line to a subscriber terminal only when needed; for example, when a customer picks up a telephone handset and "demands" a connection. This "demand-assigned" technology allocates spectrum efficiently and increases total system capacity. Using it, a single radio channel can support in excess of 400 subscriber lines, and a base station with multiple radio channels -- a large base station site can have 24 radio channels can support up to 10,000 subscriber lines depending on the volume and type of customer traffic. This on-demand approach also applies to the transport of Internet traffic (IP data), to maximize the efficiency of use of the allocated spectrum, and to maximize the throughput for any individual customer.

     The access concentrator assigns capacity and provides a node for network management. Priority channels can be configured to provide access to key users such as emergency services.

 AS7020 Subscriber Terminal Deployment and Trouble Shooting Software

     Airspan has developed a PC-based software product that assists operators with the installation, commissioning and troubleshooting of subscriber installations. The software provides setup information to the user and allows modification of the key parameters. The software can also provide information on the quality of the radio link and sources of interference, which can allow an installation engineer to optimize the position and angular direction of the external subscriber antenna. These features and functions greatly reduce the time needed to set up and optimize a subscriber installation, and also enable only one installer to complete work at a subscriber's premises.

 AS8100 Sitespan Network Management System

     The AS8100 Network Management System, introduced in 1998, is a configuration, alarm, test and performance management system for the AS4000 range of products. The system helps ensure that the services provided over AS4000 networks are uninterrupted and of high quality. AS8100 is flexible and can be expanded to suit a range of different networks and is available in different versions for the network center, desktop and the field.

     The AS8100 Network Management System operates on a Microsoft Windows NT platform and the user interface is entirely graphical and windows-based, using drag-down menus, icon-based representations, maps and equipment views. The system permits network operators to remotely manage a geographically dispersed set of network elements.

 AS9000 Airplan Planning and Configuration Tools

     The AS9000 Planning and Configuration Tool, introduced in 1998, is a sophisticated software solution that enables operators to plan and deploy our systems. This product is based on third-party software customized for use with our systems. The main task of the planning tool is to find the optimal location and configuration for the base stations of an AS4000 deployment. The system provides a powerful prediction engine that can generate coverage maps for multiple scenarios until the best-case scenario is found.

     Once the locations of the base stations have been determined, AS9000 can be used to compare the way the radio signals fade as they spread out from a base station transmitter and the extent of coverage. The four key aspects of the predictive tool are the terrain (altitude) databases, clutter (natural terrain features and man-made obstructions) information, antenna information and system configuration, which are used to predict transmission coverage.

Technology

     As of March 1, 2002, we had 63 people engaged in research and development. Our technology has been under continuous development since the inception of the system design in 1993, and from the outset our goal has been to develop high performance systems that are resilient in a wide range of deployment conditions.

 Frequency Choice

     We recognized early that no single fixed wireless spectrum would be made available for access services around the world. Consequently, our designs have accommodated the ability to easily change radio frequency subsystems to match the customer's specific spectrum allocation. We believe we have the widest choice of radio subsystems in the industry within the 0.9 to 4.0 GHz bands.

 CDMA Technology

     Our AS4000 and forthcoming AS4020 product lines are based on well-established CDMA technology that allows multiple users to simultaneously share a single radio channel while providing a high degree of security between channels and other users.

     CDMA functions differently from other access technologies such as Frequency Division Multiple Access (FDMA) and Time Division Multiple Access
(TDMA). CDMA uses virtually random encoding of data based on a unique access code per user, while FDMA divides the frequencies into narrow bands per user and TDMA divides up the transmission into intervals of time per user. We selected CDMA for our products because we believe CDMA can generally allow a greater number of users per radio channel than either FDMA or TDMA, and with greater security.

 Intellectual Property

     We have successfully developed a reliable CDMA-based system employing our own enabling technology, which, as of March 1, 2002, has resulted in 34 separate patents granted in the U.S. and 10 pending applications in the U.S. We do not license CDMA technology from or pay royalties to any other companies that have developed CDMA-based wireless technologies. To improve system performance and reduce costs, we have developed custom integrated circuits -- Trinity I, and more recently Trinity II -- which are the key elements of the AS4000 and AS4020 Systems. We are currently researching our next generation custom integrated circuit, Trinity III, which will provide added functionality and lower product cost. We expect to deliver Trinity III in 2003.

 Extensive testing and integration facilities

     The performance and coverage area of a fixed-wireless system is largely dependent on a number of factors including: the strength of the radio signal transmitted, the sensitivity of the radio receiving apparatus, the radio frequency used and the clutter (natural terrain features and man-made obstructions). The ability of an operator to use a fixed wireless system is predominantly dependent on the environment in which the fixed-wireless system is deployed and base stations and customer premise equipment are installed. Our process of radio planning considers these important factors to maximize performance, coverage and availability. We have taken extensive steps to ensure that our products are thoroughly stress-tested prior to release.

     We continue to operate a live multi-cell test network that provides always-on high-speed Internet access and voice services to a number of volunteer end-users situated in and around the town of Stratford-upon-Avon, U.K. In addition to providing valuable long-term system reliability, availability and other performance data, this unique facility permits us to empirically investigate radio transmission and reception and interference behavior for existing and emerging products.

 Research and development expenditures

     During the years ended December 31, 2001, 2000 and 1999, we spent $15.1 million, $17.3 million and $16.3 million, respectively, on research and development of our products. Of such amounts, $0.4 million, $0.6 million and $2.5 million, respectively, were attributed to acquired in-process research and development and amortization of intangibles in connection with the acquisition of the business from DSC.

Customers

     We began shipping our products in 1996. By the end of December 2001, we had shipped to over 80 network operators in approximately 50 countries. Our customers include integrated data and voice carriers, providers that focus exclusively on data services, and mobile carriers. During 2001 there were no customers that accounted for over 10% of our total revenue.

     Our contracts with our customers typically provide for delivery of product and services including installation and commissioning, training, maintenance and upgrades. In addition, we generally also agree to provide warranty for the equipment and software for a limited period of time.

     Our contracts are generally non-exclusive and may contain provisions allowing our customers to terminate the agreement without significant penalties. Our contracts also may specify the achievement of shipment, delivery and service commitments. We are generally able to meet these commitments or negotiate extensions with our customers.

Sales, Marketing and Customer Service

     We sell our systems and solutions through our direct sales force, independent agents, resellers and OEM partners. Our direct sales force targets network operators in both developed and developing markets. Currently we have a direct sales presence in the U.S., U.K., Australia, Brazil, Canada, China, Czech Republic, Germany, Indonesia, the Philippines, Poland, Russia and Sri Lanka. In markets where we do not have a direct sales presence, we also sell through independent agents and resellers who target network operators. In certain countries we also sell to OEMs who may sell our products under their names.

     Our marketing efforts are focused on network operators that provide voice and data communications services to their customers. Through our marketing activities we provide technical and strategic sales support including in-depth product presentations, network design and analysis, bid preparation, contract negotiation and support, technical manuals, sales tools, pricing, marketing communications, marketing research, trademark administration and other support functions.

     A high level of ongoing service and support is critical to our objective of developing long-term customer relationships. In order to facilitate the deployment of our systems, we offer our customers a wide range of implementation and support services including spectrum planning and optimization, installation, commissioning, post-sales support, training, helpline and a variety of other support services.

     Our subcontractors, who have the expertise and ability to professionally install our products, perform most major installations. This enables us to efficiently manage fluctuations in volume of installation work.

     As of March 1, 2002, we had 103 employees dedicated to sales, marketing and customer service.

Manufacturing

     We currently outsource our manufacturing to two global contract manufacturers -- Flextronics International (Flextronics), based in Karlskrona, Sweden, and Universal Scientific Industrial Co. (UK) Limited (USI), based in Irvine, Scotland. We subcontract our manufacturing to realize advantages in cost, quality, volume, geographic flexibility, and competitive benchmarking.

     USI manufactures a range of printed circuit boards and all of our Subscriber Terminal (ST) assemblies, while Flextronics provides a range of printed circuit boards that primarily support our Central Terminal (CT) products.

     We have an agreement with Flextronics, which is non-exclusive and may be terminated with four months' notice by either party without significant penalty. Our agreement with USI, which is also non-exclusive, may be terminated by either party upon six months' notice without significant penalty. Other than agreeing to purchase the materials we request in forecasts we regularly provide, we do not have any agreements with Flextronics or USI to purchase any minimum volume. Our manufacturing support activities consist primarily of prototype development, new product introduction, materials planning and procurement and quality control.

     Our base station manufacturing is contracted to Simclar International, in Dunfermline, Scotland. Our agreement with Simclar provides for full base station configuration, assembly and test. This arrangement would allow us to ship orders directly to our customers from Simclar should we wish to do so.

     Currently, we take all of the final products from the various suppliers within our supply chain and fully configure the end-customer base station order at our new systems integration and test facility at Uxbridge prior to final shipping. All base stations are presently shipped to our customers from our Uxbridge facility.

     Some of the key components of our products are purchased from single vendors, including printed circuit boards from Flextronics and USI and electronic connector panels from Sanmina (Ireland) Limited, for which alternative sources are generally not readily available in the short to medium term. Further, some of our printed circuit boards have key components that, due to their complexity and uniqueness, are purchased from single vendors. If our vendors fail to supply us with components because they do not have them in stock when we need them, if they reduce or eliminate their manufacturing capacity for these components or if they enter into exclusive relationships with other parties which prevents them from selling to us, we could experience significant delays in shipping our products while we seek other sources. See "Risk Factors -- Our dependence on key suppliers." page 19.

     Our operation and manufacturing strategies enable us to configure our products to meet a wide variety of customer requirements and facilitate technology transfer between our research and development group and our contract manufacturers. We are ISO 9001 certified.

Competition

     Competition in our markets is intense and involves rapidly changing technologies and customer requirements. We compete with established vendors of communications systems, including traditional wired communications systems.

     The primary competitive challenges our business faces include:

     o competing with established and installed traditional wired networks equipment providers

     o convincing alternative service providers that our solutions are superior to competing wireless solutions

     We face, or believe that we will face, competition from various other providers of wireless communications products and services, including Alvarion, ECI, Hybrid Networks, L3 Communications, Marconi and Vyyo. While we believe our industry to be competitive, we do not believe there is a single dominant competitor.

     Competitors vary in size and scope, in terms of products and services offered. In the particular frequencies where we sell our combined voice and data solution, we compete directly with ECI as well as smaller start-up companies. We compete indirectly with a number of large telecommunication equipment suppliers such as Alcatel, Hughes, Marconi and Nortel. In addition, our technology competes with other high-speed solutions, such as digital subscriber lines, optical-fiber cable, cable modems and high-speed leased lines and satellite technologies. The performance and coverage area of our fixed wireless systems are dependent on some factors that are outside of our control, including features of the environment in which the systems are deployed such as the amount of clutter (natural terrain features and man-made obstructions) and the radio frequency available. Any inability to overcome these obstacles may make our technology less competitive in comparison with other technologies and make other technologies less expensive or more accessible. Finally, our business may compete in the future with products and services based on other wireless technologies including TDMA, FDMA, Orthogonal Frequency Division Multiplex (OFDM) and other technologies that have yet to be developed.

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

Intellectual Property Rights

     We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws together with confidentiality and/or license agreements with our employees, customers and others to protect our proprietary rights. As of March 1, 2002 our patent portfolio consists of 34 patents that have been granted in the U.S., together with various foreign counterparts. We also have 10 U.S. patent applications that are currently pending, together with various foreign counterparts. Our other intellectual property rights relate to the trademark and trade name Airspan (Registered Trademark) , our website, our software and hardware design and technology.

Employees

     As of March 1, 2002, we had a total of 225 full-time employees, including contract personnel. Our employees are not presently represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers and Directors

     The names, ages and positions of our executive officers and directors as of March 22, 2002 are listed below along with their business experience during the past five years. Messrs. Cooper and Paget are officers of Airspan Communications Ltd., our wholly-owned U.K. operating subsidiary.




Name                              Age  Title
----                             ----  -----
Matthew J. Desch ............... 44    Chairman of the Board of Directors
Eric D. Stonestrom ............. 40    President and Chief Executive Officer, Director
Peter Aronstam ................. 49    Senior Vice President and Chief Financial Officer
Ian Cooper ..................... 43    Vice President, Engineering
Jonathan Paget ................. 55    Executive Vice President and Chief Operating Officer
Henrik Smith-Petersen .......... 38    President, Asia Pacific
David Brant .................... 38    Vice President Finance and Controller
H. Berry Cash .................. 61    Director
Thomas S. Huseby ............... 54    Director
David A. Twyver ................ 55    Director
Guillermo Heredia .............. 60    Director
Michael T. Flynn ............... 53    Director

     Matthew J. Desch became chairman of the board of directors on July 1, 2000. From 1996 to May 1, 2000, he served as executive vice president of Nortel Networks Limited, a global supplier of networking solutions and services that support voice, data, and video transmission over wireless and wireline technologies, and president of Nortel's Wireless Networks division, responsible for Nortel's global wireless infrastructure business. Mr. Desch joined Nortel Networks in 1987 and served in a variety of management positions. Mr. Desch currently serves on the board of directors of Glenayre Technologies Inc., a global provider of enhanced services and unified communications solutions for service providers including wireless, fixed network, ISP and broadband. Mr. Desch has a B.S. from Ohio State University, and an M.B.A. from the University of Chicago.

     Eric D. Stonestrom joined Airspan at its inception in January 1998 as executive vice president and chief operating officer. In May 1998, he was named president and chief executive officer as well as a member of the board of directors. From 1995 to 1998, Mr. Stonestrom was employed by DSC Communications Corporation as the vice president of Network Management. From 1984 to 1995, Mr. Stonestrom worked at Bell Laboratories and AT&T in a variety of positions. He received B.S., M.S. and M. Eng. degrees in 1982, 1983 and 1984, respectively, from the College of Engineering at the University of California at Berkeley.

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

     Ian Cooper joined Airspan in February 1998 as vice president, engineering. Prior to joining Airspan, he joined DSC Communications Corporation in 1994 to develop products for the Airspan unit. In 1997, he attained responsibility for all research and development activities of the unit, including the development of the AS4000 platform. Before joining DSC, he worked at various companies as an ASIC and hardware/systems designer and, previously he worked as a scientist for the New Zealand Department of Scientific and Industrial Research developing satellite communication and signal processing solutions for precision scientific instrumentation. He graduated from the University of Auckland with a Science degree in 1981.

     Jonathan Paget joined Airspan in April 1999 as vice president, product operations. In June 2000, Mr. Paget was named executive vice president and chief operating officer. Prior to joining Airspan, from 1997 to October 1998, he served as group chief executive of Telspec Plc, a company specializing in the development, manufacture and sale of advanced telecommunications equipment. From 1992 to 1996, he served as vice president and general manager of the European Radio Networks Solutions Group of Motorola, a provider of integrated communications solutions and embedded electronic solutions. He holds a Masters Degree in Engineering Science from Cambridge University.

     Henrik Smith-Petersen joined Airspan in February 1998 as Senior Director in Sales. He became Regional Vice President for Asia Pacific and later President, Asia Pacific in February 2001. Prior to joining Airspan, he was with DSC Communications Corporation as Director of Business Development. Within DSC he gained extensive experience developing new business and partnerships worldwide in the wireless telecommunication market. Before joining DSC, he worked for four years for AT&T's Network Systems Group in Italy, where he developed AT&T's operation systems business and later became Key Account Manager for Italtel, AT&T's local partner in Milan, developing the Telecom Italia business. He received his B.Sc. in Business Economics degree from Copenhagen School of Economics in Denmark in 1990, and a M.B.A. from SDA BOCCONI University in Milan in 1992.

     David Brant joined Airspan at its inception in January 1998 as finance director and in July 2000 was named vice president finance and controller. From 1990 to 1998, Mr. Brant was employed by DSC Communications Corporation in the U.K. in various financial roles, the last post as Director of European Accounting during 1997. He received a B.A. in Mathematical Economics in 1984 from Essex University and is a Fellow of the Association of Chartered Certified Accountants.

     H. Berry Cash has served as a director of Airspan since January 1998. He has been a general partner with InterWest Partners, a venture capital fund focused on technology and healthcare, since 1985. Mr. Cash currently serves as a member of the board of directors of the following public companies: Silicon Labs Inc., MicroTune Inc., a provider of RF silicon solutions for the broadband communications and consumer electronics markets, CIENA Corporation, a provider of next generation intelligent optical networking equipment, i2 Technologies, Inc., a provider of software and services that help customers achieve measurable value through improvements in coordination and collaboration, and Liberte, Inc. Mr. Cash received a B.S. in Electrical Engineering from Texas A&M University and a M.B.A. from Western Michigan University.

     Thomas S. Huseby served as a director of Airspan since January 1998, serving as the board's chairman from January 1998 to July 2000. Mr. Huseby currently serves as a director of Airspan. Since August 1997, Mr. Huseby has served as managing partner of SeaPoint Ventures, a venture capital fund focused on communications and Internet infrastructure. Prior to SeaPoint Ventures, from 1994 to 1997, Mr. Huseby was the chairman and chief executive officer of Metawave Communications, a manufacturer of cellular infrastructure equipment. Previously he was president and chief executive officer of Innova Corporation, a manufacturer of millimeter wave radios. Mr. Huseby holds a B.A. in Economics from Columbia College, a B.S.I.E. from the Columbia School of Engineering and a M.B.A. from Stanford University.

     David A. Twyver joined the board of directors of Airspan in May 1999. Mr. Twyver is currently chairman and chief executive officer of Ensemble Communications Inc., a supplier of broadband fixed wireless equipment for frequencies above 10GHz. From 1996 to 1997, he served as chief executive officer of Teledesic Corporation, a satellite broadband telecommunications company. From 1974 to 1996, he served in several management positions at Nortel Networks Limited, a leading global supplier of data and telephone network solutions and services, most recently as president of Nortel Wireless Networks from 1993 to 1996. Mr. Twyver is a director of Metawave Communications Corporation, a provider of smart antenna systems for mobile wireless networks. He received his B.S. in Mathematics and Physics from University of Saskatchewan.

     Guillermo Heredia joined the board of directors of Airspan in January 2001. Since 1999, Mr. Heredia has served as the managing partner of Consultores en Inversiones Aeronauticas, a provider of consulting services to airline operators and investors. Mr. Heredia has served in the senior management of three major Mexican corporations: as president and chief operating officer of Aeromexico from 1989 to 1992, of Grupo Iusacell, Mexico's number two wireless carrier from 1992 to 1994, and as president and chief executive officer of Previnter, a joint venture of AIG, Bank Boston and Bank of Nova Scotia from 1995 to 1999. Mr. Heredia currently serves as a member of the board of directors for W L Comunicaciones, a telecommunications company involved in developing a wide band fiber optic network in Mexico City and throughout Mexico and for Jalisco Tequilana Internacional, a distiller and distributor of Tequila. Mr. Heredia holds a degree in Mechanical Engineering from the Universidad de las Americas and in Business Administration from Universidad Iberoamericana.


     Michael T. Flynn joined the board of directors of Airspan in July 2001. Mr. Flynn is Group President of Communications at ALLTEL Corporation. He serves as a member of the "Office of the President" which guides the business of the Communications Division at ALLTEL, an integrated telecommunications and information services company. He joined ALLTEL in June of 1994 where he served as President of the Telephone Group until April 1997 when he became President of Communications Operations. Prior to joining ALLTEL in 1994, he spent twenty-four years with Southwestern Bell and the Bell System where he served as President of the Arkansas Division from 1991 to 1994. He earned his B.S. degree in industrial engineering from Texas A&M University in 1970. He attended the Dartmouth Institute in 1986 and the Harvard Advanced Management Program in 1988.

                                  RISK FACTORS


     In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business.

If we continue to incur substantial losses and negative operating cash flows, we may not succeed in achieving or maintaining profitability in the future.

     We have incurred net losses since we became an independent company, and as of December 31, 2001 we had an accumulated deficit of $109.5 million. We anticipate that we will continue to experience negative cash flow for at least 24 months. Our operating losses have been due in part to the commitment of significant resources to our research and development and sales and marketing organizations. We expect to devote additional resources to these areas and, as a result, we will need to continue increasing our quarterly revenues to achieve and maintain profitability. We cannot be certain that our revenues will grow at past rates or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

The slowdown in expenditures by communications service providers has had, and could continue to have a negative impact on our results of operations.

     The recent deterioration of the global economy has resulted in a curtailment of capital investment by telecommunications carriers and service providers. Many new and small service providers and wireless companies have failed and existing service providers have been reducing or delaying expenditures on new equipment and applications. We believe it is possible that this slow down could continue for the foreseeable future, or at least through fiscal year 2002. A further global long-term decline in capital expenditures may reduce our sales, increase the need for inventory write-offs and could result in downward pressure on the price of our products, all of which would have a material adverse effect on our results of operation and stock price.

Since we have a limited operating history and a significant percentage of our expenses are fixed and do not vary with revenues, our quarterly operating results are volatile and difficult to predict, and our stock price could decline.

     We believe that period-to-period comparisons of our operating results are not necessarily meaningful. Since our customers are not required to purchase a specific number of our products in any given quarter, we may not be able to accurately forecast our quarterly revenues. Revenues are further affected if major deployments of our products do not occur in a particular quarter we anticipated and our customers delay shipments or payments due to their inability to obtain licenses or for other reasons. As a result, our quarterly operating results have fluctuated in the past and will likely vary in the future. This could cause the market price of our common stock to decline. Other factors that may affect our quarterly operating results and our stock price include the loss of a major customer, our ability to react quickly to new competing technologies, products and services which may cause us to otherwise lose our customers, or if our suppliers and manufacturers are not able to fulfill our orders as a result of a shortage of key components which leads to a delay in shipping our products. We incur expenses in significant part based on our expectations of future revenue, and we expect our operating expense, in particular salaries and lease payments, to be relatively fixed in the short run. Accordingly, any unanticipated decline in revenue for a particular quarter could have an immediate negative effect on results for that quarter, possibly resulting in a change in financial estimates or investment recommendations by securities analysts, which could result in a fall in our stock price. You should not rely on any one quarter as an indication of future performance.

Competition from alternative communications systems, as well as larger, better-capitalized or emerging competitors for our products, could result in price reductions, reduced gross margins and loss of market share.

     We compete in a new, rapidly evolving and highly competitive and fragmented market. We compete with companies that are producing fixed wireless communications access systems, satellite access systems, cable access systems and other new entrants to this industry, as well as traditional communications companies.

     We expect competition to persist and intensify in the future. In the particular frequencies where we operate, we compete directly with ECI as well as smaller companies, or small fixed-wireless divisions of companies, such as Alvarion, Vyyo, Hybrid Networks, Netro and L3 Communications. We compete indirectly with a number of large telecommunication equipment suppliers such as Alcatel, Ericsson, Hughes, Marconi and Nortel. In addition, our technology competes with alternative technologies, including traditional copper wire and fiber, digital subscriber lines, optical fiber cable, cable modems and high speed leased lines and satellite technologies. The performance and coverage area of our fixed wireless systems are dependent on some factors that are outside of our control, including features of the environment in which the systems are deployed such as the amount of clutter (natural terrain features and man-made obstructions) and the radio frequency available. Any inability to overcome these obstacles may make our technology less competitive in comparison with other technologies and make other technologies less expensive or more accessible.

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

     We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that may supplant or provide lower-cost alternatives to our systems. This or other factors may result in changes in the market valuations of our competitors, which has been volatile recently, and could cause our stock price to fall. To remain competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be certain that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to remain competitive.

Our customer contracts vary widely in terms and duration with a majority of our customers executing only short-term purchase orders, and allow our customers to terminate without significant penalties.

     Our contracts and purchase orders are separately negotiated with each of our customers and the terms vary widely. A majority of our customers may only execute short-term purchase orders for a single or a few systems at one time instead of long-term contracts for large-scale deployment of our systems. These purchase orders do not ensure that they will purchase any additional products beyond that specifically listed in the order.

     Moreover, since we believe that these purchase orders may represent the early portion of longer-term customer programs, we expend significant financial and personnel resources and expand our operations to be able to fulfill these programs. If our customers fail to purchase additional products to fulfill their program as we expect, we may be unable to recover the costs we incur and our business could suffer.

     In addition, our contracts are generally non-exclusive and contain provisions allowing our customers to terminate the agreement without significant penalties. Our contracts also may specify the achievement of shipment, delivery and installation commitments. If we fail to meet these commitments or negotiate extensions in a timely manner, our customers may choose to terminate their contracts with us or impose monetary penalties.

Changes in telecommunications regulation or delays in receiving licenses could adversely affect our customers and may lead to lower sales.

     Our customers are subject to extensive regulation as communications service providers. Changes in legislation or regulation that adversely affect our existing and potential customers could lead them to spend less, or delay expenditures, on communications access systems, which would harm our business. In the past, an anticipated customer order was postponed as a result of regulatory issues in Ireland, when the licensing process became open to appeal. Our customer warned us that the appeal process would be lengthy and the outcome would be unpredictable. We also have received orders in the past from customers that were contingent upon their receipt of licenses from regulators, the timing of which were uncertain. The receipt of licenses by our customers may occur a year or more after they initially seek those licenses, or even after they place orders with us.

     At present there are few laws or regulations that specifically address our business of providing communications access equipment. However, future regulation may include access or settlement charges or tariffs that could impose economic burdens on our customers and us. We are unable to predict the impact, if any, that future legislation, judicial decisions or regulations will have on our business.

Our sales cycle is typically long and unpredictable, making it difficult to accurately predict inventory requirements, forecast revenues and control expenses.

     Typically our sales cycle can range from one month to two years and varies by customer. The length of the sales cycle with a particular customer is influenced by a number of factors, including the:

     o    particular communications market that the customer serves

     o    testing requirements imposed by the customer on our systems

     o customer's experience with sophisticated communications equipment including fixed wireless technology

     o cost of purchasing our systems, including the cost of converting to our products from previously-installed equipment, which may be significant

     Before we receive orders, our customers typically test and evaluate our products for a period that can range from a month to more than a year. In addition, the emerging and evolving nature of the communication access market may cause prospective customers to delay their purchase decisions as they evaluate new technologies or competing technologies or wait for new products or technologies. As the average order size for our products increases, our customers' processes for approving purchases may become more complex, leading to a longer sales cycle. We expect that our sales cycle will continue to be long and unpredictable. Accordingly it is difficult for us to anticipate the quarter in which particular sales may occur, to determine product shipment schedules and to provide our manufacturers and suppliers with enough lead-time to ensure that they have sufficient inventory on hand to meet our orders. In addition, our sales cycle impairs our ability to forecast revenues and control expenses.

Our sales in Asia, Latin America and Africa may be difficult and costly as a result of the political, economic and regulatory risks in those regions.

     Sales to customers based outside the U.S. have historically accounted for a substantial majority of our revenues. In 2001, our international sales (sales to customers located outside the U.S.) accounted for 87% of our total revenue, with sales to customers in Asia Pacific, particularly Indonesia, Sri Lanka and the Philippines, accounting for 37%, and sales to Africa, particularly Nigeria and South Africa, accounting for 27% of total revenue. Sales in Asia, Latin America and Africa in particular expose us to risks associated with international operations including:

     o longer payment cycles and customers seeking extended payment terms, particularly since our customers in Asia and Latin America have difficulty borrowing money or receiving lines of credit if there is political and economic turmoil in their countries

     o tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries; for example, tariffs in Brazil make our systems expensive and uncompetitive for local operators.

     o    import or export licensing or product-certification requirements

     o unexpected changes in regulatory requirements and delays in receiving licenses to operate

     o political and economic instability, including the impact of economic recessions. Currently Sri Lanka is in the midst of a civil war and we face the possibility that the war will harm the economy in Sri Lanka, which may mean that our local customers will not be able to accept shipments or make payments

     o our reluctance to staff and manage foreign operations as a result of political unrest even though we have business opportunities in a country, for example, in Nigeria

     o limited ability to enforce agreements in regions where the judicial systems may be less developed

     In addition, changes in foreign currency exchange rates also affect our revenues and expenses. See "Since we incur most of our expenses and a portion of our cost of goods sold in foreign currencies, fluctuations in the values of foreign currencies could have a negative impact on our profitability."

We may not be able to expand our sales and distribution capabilities, including establishing relationships with international distributors, which would harm our ability to generate revenue.

     We believe that our future success depends upon our ability to expand our direct and indirect sales operations, including establishing relationships with international distributors. While we have been successful in signing country-specific OEM agreements with major suppliers such as Siemens and L.M. Ericsson, we cannot be certain that we will be successful in maintaining or expanding these agreements.

Our rapid growth has strained our resources, and our results of operations could be negatively affected if we are unable to manage our expansion effectively.

     We have experienced a period of rapid growth and expansion that has strained our resources. Although the slowdown of the telecommunications market during 2001 allowed us to reduce our workforce by 15% in the third quarter of 2001, we have increased the number of employees since we became an independent company, from 74 to 233 including contract personnel, as of March 1, 2002. We intend to continue to expand in key market areas and, in order to manage growth effectively, we must continue to effectively integrate new hires, and develop and expand our operational systems, procedures and controls. A failure to do so would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis. Our inability to manage growth effectively could seriously harm our business.

We are entirely dependent on our line of fixed wireless communications systems and our future revenue depends on their commercial success and our ability to adapt to evolving industry standards and new technologies.

     The market for communications systems has been characterized by rapid technological developments and evolving industry standards. Our ability to increase revenue in the future depends on the commercial success of our line of fixed wireless communications systems and our ability to adapt to changing technologies, industry standards and customer preferences in a timely and cost-effective manner. To date, AS4000 fixed wireless access systems, the AS7020 software tool, the AS8100 network management system and AS9000 Airspan planning and configuration tools are the only products that have been shipped to customers and we expect that revenue from these products will account for a substantial portion of our revenue for the foreseeable future. We expect to introduce significant new products in 2002 including a new range of subscriber terminals, our AS4020 product, which is an enhancement to AS4000, and AS 8200 Netspan. In developing these next generation products, we made assumptions about the standards that may become adopted and potential demand for such products. If our assumptions are incorrect and products based on new or alternative technologies or the emergence of new industry standards are introduced, our products could be rendered obsolete. We cannot assure you that we will be successful in developing enhancements to existing products or new products to meet evolving standards in the future.

     In addition, because the market for fixed wireless communications is in an early stage of development, we cannot assess the size of the market accurately, and we have limited insight into trends that may emerge and affect our business. For example, we may have difficulty in predicting customer needs, developing products that could address those needs and establishing a distribution strategy for those products

We are an early-stage company with a limited operating history, and a result you have limited financial data with which to evaluate our business.

     We are an early-stage company in the emerging fixed wireless communications access market. We operated as a unit of DSC Communications Corporation beginning in 1992 and did not become an independent company until January 1998. As a result of our limited operating history, we have limited financial data that can be used to evaluate our business.

Our dependence on key suppliers for some of our components and a single contract manufacturer may result in product delivery delays if they do not have components in stock or terminate their non-exclusive arrangements with us.

     Some of the key components of our products are purchased from single vendors, including printed circuit boards from Flextronics International and Universal Scientific Industrial Co. (USI) and electronic connector panels from Sanmina (Ireland) Limited, for which alternative sources are generally not readily available. If our vendors fail to supply us with components because they do not have them in stock when we need them, or if they reduce or eliminate their manufacturing capacity for these components or if they enter into exclusive relationships with other parties which prevents them from selling to us, we could experience significant delays in shipping our products while we seek other supply sources, which may result in our customers claiming damages. At times we have been forced to purchase these components from distributors instead of from the manufacturers, which significantly increases our costs. We do not have long-term contracts with all of these suppliers. Instead, we execute purchase orders approximately three to six months in advance of when we believe we may need the components. These purchase orders are non-exclusive, and we are generally not required to purchase any minimum volume of components from any of these suppliers. Where we do not have long-term contracts with these suppliers, they may terminate our relationship with up to six months' notice.

     In addition, we outsource most of our manufacturing processes to Flextronics and USI. Flextronics and USI rely on our forecasts of future orders to make purchasing and manufacturing decisions. We provide them with forecasts on a biweekly basis. If our forecast turns out to be inaccurate, it may lead either to excess inventory that would increase our costs or a shortage of components that would delay shipments of our systems. Our contract with Flextronics is non-exclusive and may be terminated with four months' notice by either party without significant penalty. Our contract with USI is also non-exclusive and may be terminated with six months' notice by either party without significant penalty. Other than agreeing to purchase the materials we request in the forecasts, we do not have any agreements with them to purchase any minimum volume. It is possible that our major competitors may enter into contracts with either Flextronics or USI.

We currently depend on a few key customers for substantially all of our sales. A loss of one or more of those customers could cause a significant decrease in our net revenue.

     We currently derive, and expect to continue to derive, a substantial percentage of our net sales from fewer than ten customers. Although no single customer accounted for more than 10% of our annual revenue in fiscal 2001, 59% of our revenue was derived from our top ten customers. A number of our customers are affiliated in that they have cross investments in each other, which means we may lose more than one customer at once if one party decides to discontinue deploying our equipment. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. We anticipate that our operating results will continue to depend on sales to a small number of key customers in the foreseeable future. In general, our contracts with our customers involve major deployments that require several months to fulfill, so our results may depend on the same major customers for consecutive quarters. Once a contract is fulfilled, we cannot assure you that the customer will continue to purchase upgrades or services from us, or possibly new products. It is necessary therefore for us to continually seek new customers in order to increase our revenue. To the extent that any major customer terminates its relationship with us, our revenues could decline significantly.

If we lose Eric Stonestrom or any of our other executive officers, we may encounter difficulty replacing their expertise, which could impair our ability to implement our business plan successfully.

     We believe that our ability to implement our business strategy and our future success depends on the continued employment of our senior management team, in particular our president and chief executive officer, Eric Stonestrom. Our senior management team, who have extensive experience in our industry and are vital to maintaining some of our major customer relationships, would be difficult to replace. The loss of the technical knowledge and management and industry expertise of these key employees could make it difficult for us to execute our business plan effectively, could result in delays in new products being developed, lost customers and diversion of resources while we seek replacements.

If we are not able to implement a program to reduce costs over time, introduce new products or increase sales volume to respond to declines in the average selling prices of our products, our gross margin may decline.

     We expect the average selling prices of our products to decline due to a number of factors, including our own changes in design and manufacturing, competitive pricing pressures, rapid technological change and volume sales discounts. Accordingly, to maintain or increase our gross margin, we must develop and introduce new products or product enhancements with higher gross margins and implement cost reductions.

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

     Third parties could assert exclusive patent, copyright, trademark and other intellectual property infringement claims against the technologies that are important to us. In the past, we have dropped a trademark application for a product name, and we stopped our use of that name because we found that a third party had already obtained a trademark for it. If any inquiry from a third party relating to patents or trademarks leads to a proceeding against us and we are unable to defend ourselves successfully, our ability to sell our products may be adversely affected and our business would be harmed. In addition, third parties may assert claims, or initiate litigation against us, or our manufacturers, suppliers or customers with respect to existing or future products, trademarks or other proprietary rights. There is a substantial risk of litigation regarding intellectual property rights in our industry. Any claims against us or customers that we indemnify against intellectual property claims , with or without merit, may:

     o    be time-consuming, costly to defend and harm our reputation

     o    divert management's attention and resources

     o    cause delays in the delivery of our products

     o    require the payment of monetary damages

     o result in an injunction, which would prohibit us from using these technologies and require us to stop shipping our systems until they could be redesigned, if possible

     o require us to enter into license or royalty agreements, which may not be available on acceptable terms or require payment of substantial sums.

Since we incur most of our expenses and a portion of our cost of goods sold in foreign currencies, fluctuations in the values of foreign currencies could have a negative impact on our profitability.

     Although 97% of our sales in 2001 and a majority of our cost of goods sold were denominated in U.S. dollars, we incur most of our operating expenses in British pounds. We expect these percentages to fluctuate over time. Fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations and our business and our currency hedging activities may not limit these risks. The value of foreign currencies may also make our products more expensive than local products.

A material defect in our products that either delays the commencement of services or affects customer networks could seriously harm our credibility and our business, and we may not have sufficient insurance to cover any potential liability.

     Fixed wireless devices are highly complex and frequently contain undetected software or hardware errors when first introduced or as new versions are released. We have detected and are likely to continue to detect errors and product defects in connection with new product releases and product upgrades. In the past, some of our products have contained defects that delayed the commencement of service by our customers.

     If our hardware or software contains undetected errors, we could experience:

     o delayed or lost revenues and reduced market share due to adverse customer reactions

     o higher costs and expenses due to the need to provide additional products and services to a customer at a reduced charge or at no charge

     o claims for substantial damages against us, regardless of our responsibility for any failure, which may lead to increased insurance costs

     o negative publicity regarding us and our products, which could adversely affect our ability to attract new customers

     o    diversion of management and development time and resources

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

     Our products must successfully integrate with products from other companies. When problems occur in a network, it may be difficult to identify the source of the problem. Although a third-party's product may be the source of hardware or software errors in our network, our customers may hold us responsible. We may not be able to respond quickly to correct these problems, which may result in the loss of future sales and harm to our reputation. In addition, we may be forced to incur significant expenses to find and fix errors.

Because some of our executive officers are in the United Kingdom, you may not be able to enforce judgments against them that are obtained in U.S. courts.

     Since some of our executive officers reside outside the U.S. and a substantial portion of our assets are located outside the U.S., it may be difficult for investors to effect service of process upon such persons within the U.S. or to enforce against such persons judgments obtained in the U.S. courts, including judgments predicated upon the civil liability provisions of the federal securities laws of the U.S.


Item 2. PROPERTIES

     Our corporate headquarters are located in Sunrise, Florida. This office consists of approximately 9,000 square feet. The lease on this property expires in 2007. This property is 25% utilized and we are looking to sublet it and to move to a smaller office in 2002.

     Our primary location of operations, manufacturing and product development remains in Uxbridge, UK. In Uxbridge, we lease three facilities with approximately 25,000, 17,000 and 12,000 square feet, respectively. These leases expire in 2006, 2010 and 2003, respectively.


Item 3. LEGAL PROCEEDINGS.

     On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants Airspan, Eric D. Stonestrom (our President and Chief Executive Officer), Joseph J. Caffarelli (our former Senior Vice President and Chief Financial Officer), Matthew Desch (our Chairman) and Jonathan Paget (our Executive Vice President and Chief Operating Officer) together with certain underwriters of our July 2000 initial public offering. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, Plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The actions seek damages in an unspecified amount. The complaints have been consolidated into a single action, which is being coordinated with over three hundred other nearly identical actions. We are not required to respond to Plaintiffs' claims before a consolidated complaint is filed, and no date has been set for any response to the complaint. We intend to vigorously defend the Company and its officers against this lawsuit.

     We are not currently subject to any other material legal proceedings.

     We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "AIRN". Our initial public offering of stock was on July 19, 2000 at $15.00 per share. The price range per share, reflected in the table below, is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter the stock has been publicly traded.



                                                                   High          Low
                                                                ----------   ----------
        2002 First Quarter (through March 22 2002) ..........    $  2.98      $  1.61
        2001 Fourth Quarter .................................       3.17         1.52
        2001 Third Quarter ..................................       3.18         1.30
        2001 Second Quarter .................................       4.02         2.00
        2001 First Quarter ..................................       6.97         2.06
        2000 Fourth Quarter .................................      11.88         2.63
        2000 Third Quarter (from July 19, 2000) .............      49.02        10.00

     Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.


     At March 22, 2002 there were approximately 241 shareholders of record and the price per share of our common stock was $2.11.


     During the quarter ended December 31, 2001 we issued an aggregate of 23,352 shares of our common stock upon exercise of outstanding options to purchase our common stock.

Item 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read together with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The financial information for the year ended December 31, 1997 and month ended January 25, 1998 relates to the periods while we were a unit of DSC, which we refer to as the business unit. The information relating to the business unit has been prepared as a statement of revenues and direct costs and expenses and is not intended to be a complete presentation of the financial results of operations of the business unit. The statement of revenues and direct costs and expenses for the year ended December 31, 1997 and month ended January 25, 1998 and the consolidated statement of operations data and balance sheet data for the eleven months ended as of December 31, 1998 and the years ended December 31, 1999, December 31, 2000 and December 31, 2001 are derived from our audited consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors.



                                                Business Unit (1)
                                           ----------------------------
                                             Year Ended    Month Ended
                                            December 31,   January 25,
                                                1997           1998
                                           -------------- -------------
                                            (in thousands, except for
                                                   share data)
Consolidated Statement of
 Operations Data:
Revenue ..................................   $   4,818      $    135
Cost of revenue ..........................       3,948           100
                                             ---------      --------
Gross profit .............................         870            35
                                             ---------      --------
Research and development .................       9,747         1,074
Sales and marketing ......................       3,832           398
General and administrative ...............       4,034           378
Acquired in-process research and
 development and amortization of
 intangibles (2) .........................          --            --
Restructuring Provisions .................          --            --
                                             ---------      --------
Total operating expenses .................      17,613         1,850
                                             ---------      --------
Loss from operations .....................   $ (16,743)     $ (1,815)
                                             =========      ========
Interest and other income, net ...........          --            --
Income taxes .............................          --            --
Loss before extraordinary items ..........          --            --
Extraordinary item .......................
 Gain on extinguishment of debt ..........          --            --
 Income Tax charge on gain ...............          --            --
Net Loss .................................          --            --
Net loss per share--basic and diluted               --            --
Shares used to compute net loss per
 share--basic and diluted ................          --            --
Pro forma net loss per share--basic
 and diluted (3) .........................          --            --
Shares used to compute pro forma
 net loss per share--basic and
 diluted .................................          --            --



                                                                     Company
                                           -----------------------------------------------------------
                                               Eleven
                                            Months Ended    Year Ended     Year Ended     Year Ended
                                            December 31,   December 31,   December 31,   December 31,
                                                1998           1999           2000           2001
                                           -------------- -------------- -------------- --------------
                                                      (in thousands, except for share data)
Consolidated Statement of
 Operations Data:
Revenue ..................................   $  11,485     $     12,480   $     30,279   $     37,422
Cost of revenue ..........................       9,531            8,086         18,782         24,708
                                             ---------     ------------   ------------   ------------
Gross profit .............................       1,954            4,394         11,497         12,714
                                             ---------     ------------   ------------   ------------
Research and development .................      10,524           13,845         16,746         14,667
Sales and marketing ......................       6,765            9,883         14,358         16,711
General and administrative ...............       3,960            7,686          9,368         10,735
Acquired in-process research and
 development and amortization of
 intangibles (2) .........................      16,270            2,476            595            425
Restructuring Provisions .................          --               --             --          1,235
                                             ---------     ------------   ------------   ------------
Total operating expenses .................      37,519           33,890         41,067         43,773
                                             ---------     ------------   ------------   ------------
Loss from operations .....................     (35,565)         (29,496)       (29,570)       (31,059)
Interest and other income, net ...........         119              147          3,928          2,726
Income taxes .............................        (150)            (100)             5          3,018
                                             ---------     ------------   ------------   ------------
Loss before extraordinary items ..........     (35,596)         (29,449)       (25,637)       (25,315)
Extraordinary item .......................
 Gain on extinguishment of debt ..........          --               --             --          9,244
 Income Tax charge on gain ...............          --               --             --         (2,773)
                                             ---------     ------------   ------------   ------------
Net Loss .................................   $ (35,596)    $    (29,449)  $    (25,637)  $    (18,844)
                                             =========     ============   ============   ============
Net loss per share--basic and diluted        $  (65.72)    $     (33.84)  $      (1.44)  $      (0.54)
Shares used to compute net loss per
 share--basic and diluted ................     541,667          870,328     17,797,899     34,810,311
Pro forma net loss per share--basic
 and diluted (3) .........................          --     $      (1.37)  $      (0.82)  $      (0.54)
Shares used to compute pro forma
 net loss per share--basic and
 diluted .................................          --       21,446,122     31,163,574     34,810,311

                                     December 31,  December 31,   December 31,   December 31,
                                         1998          1999           2000           2001
                                    ------------- -------------- -------------- --------------
                                                          (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents .........    $36,178        $58,828       $115,340       $ 70,260
Working capital ...................     39,758         68,795        131,100         98,680
Total assets ......................     57,840         88,220        157,334        119,694
Long term debt ....................     16,095         20,138         15,754          1,250
Stockholders' equity ..............     32,624         57,212        123,655        105,253

(1) The statement of operations data relating to the business unit is further described in Note 2 to our financial statements.

(2) The eleven months ended December 31, 1998 includes a charge of $14 million for acquired in-process research and development in connection with the acquisition of the net assets of the business unit.

(3) Pro forma basic and diluted per share calculations reflect the pro forma conversion of all outstanding preferred stock at the date of issuance common stock.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.


Overview

     We are a global supplier of broadband Fixed Wireless Access ("FWA") equipment that allows communications service providers (often referred to as "local exchange carriers", or simply telephone companies) to cost-effectively deliver integrated high-speed data and voice services using radio frequencies rather than wires. We were originally organized in 1994 as a unit within DSC Communications Corporation, a telecommunications equipment manufacturer. DSC began developing fixed wireless access systems in 1992. In January 1998 we created a new corporation that purchased the Airspan unit from DSC for $25 million, $15 million of which was due in the form of debt payable over three years beginning February 1, 2001 and the balance through the issuance of 10 million shares of preferred stock. When Alcatel acquired DSC in 1998, we redeemed the preferred stock held by DSC for a cash payment of $10 million. During February 1999 we moved to our own premises in Uxbridge, U.K. Our corporate headquarters are in Sunrise, Florida.

     We generated revenue of $12.5 million in 1999, $30.3 million in 2000, and $37.4 million in 2001. We have incurred net losses of $29.4 million, $25.6 million, and $18.8 million for 1999, 2000 and 2001, respectively. Since becoming an independent company, we have generated significant net losses and negative cash flow and expect to continue to do so in 2002. We have an accumulated deficit of $110.0 million as of December 31, 2001.

     We generate revenue from sales of our systems (including both hardware and software) and from services related to implementation and support activities. Sales of our systems, primarily our AS4000 product, constituted 89% of revenues in 1999, 92% in 2000 and 97% in 2001. Following our purchase of the Airspan unit from DSC, we continued to sell products developed while we were a division of DSC, which we refer to as our older generation products. The older generation products allowed only one subscriber terminal on each CDMA radio channel, which limits the number of subscriber lines per base station to 120. In 1998, we introduced products that assign radio channels to users only when needed, which significantly expanded the potential number of users per system. We refer to these products, which also have higher margins than our older generation products, as our newer generation products. The newer generation products use technology that allocates a CDMA channel on subscriber demand and allow a single radio channel to support in excess of 400 subscriber lines. Base stations may be configured with multiple radio channels -- a large site with 24 radio channels can support up to 10,000 subscriber lines. Older generation product sales accounted for 15% of total sales in 1999, 2% of total sales in 2000 and less than 1% in 2001. We expect future sales of older generation products to be insignificant.

     Our proprietary software is integral to our products and is not sold separately. Customer service contracts are generally of a short-term nature, for days and weeks rather than months, and are sold separately from sales of our systems. Although service revenue does not currently constitute a material portion of our revenue, we believe that going forward, services will increase as a percentage of our revenue.

     We recognize revenue pursuant to Staff Accounting Bulletin No. 101, as amended by SAB 101A and 101B "Revenue Recognition in Financial Statements". Accordingly, revenues are recognized when all of the following conditions are met:

     o    an arrangement exists with the customer,

     o    delivery has occurred or services have been endered,

     o    the price for the product or service is fixed and determinable, and

     o    collection of the receivable is reasonably assured.

     Revenue from product sales, including sales to our distributors and resellers, is generally recognized at the time the product is shipped to the customer. Revenue is deferred when, customer acceptance is required, rights of return exist, or other significant obligations remain that are essential to the functionality of the delivered products. Once these conditions have been satisfied, revenue is recognized. The estimated cost of any post-sale obligations, including basic product warranties, is accrued at the time revenue is recognized based on historical experience.

     Revenue from time-and-material service contracts is recognized once the services have been performed. Revenue from service contracts that relate to a period of cover is recognized ratably over the given contract period. Revenue is recognized on fixed-price service contracts using the percentage of completion method unless we are not unable to make reasonable estimates under that method, in which case revenue is recognized on a completed contract basis.

     In certain cases, we enter into agreements with customers whereby we are obligated to deliver multiple products and/or multiple services (multiple deliveries). In these transactions, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. Revenue for these transactions is recognized on each element when the revenue recognition criteria have been met for that element. We recognize revenue for delivered products and services only if: (i) the above Product Revenue or Service Revenue criteria are met; (ii) undelivered products or services are not essential to the functionality of the delivered elements,
(iii) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; and (iv) the fair value for each of the undelivered elements is known.

     We sell our products primarily through our direct sales force and, to a lesser extent, through distribution channels. We have a direct sales presence in the U.S., U.K., Australia, Brazil, Canada, China, Czech Republic, Germany, Indonesia, the Philippines, Poland, Russia, and Sri Lanka. We also sell through independent agents and resellers in markets where we do not have a direct sales presence and to original equipment manufacturers, or OEMs, who may sell our products under their name. Our sales cycle is typically long and unpredictable and typically varies from one month to two years, often involving extensive testing and evaluation by prospective customers, which makes it difficult for us to anticipate the quarter in which particular sales may occur.

     In 2001, our non-U.S. sales accounted for 87% of our total revenue. Of the U.S. sales, 25% consisted of systems sold to U.S. customers that were shipped to destinations outside the U.S. In the longer term, we expect U.S. sales to increase as a percentage of our total sales. In 2001, our top ten customers accounted for 59% of our revenue compared to 83% in 2000. We currently derive, and expect to continue to derive, a substantial percentage of our revenue from fewer than ten customers. In the year ended December 31, 2001 there were no customers that individually accounted for more than ten percent of the year's revenue. In the year ended December 31, 2000, Suntel Private Ltd., eircom plc and Telbeskid SP.zo.o represented 25%, 18% and 10%, respectively, of our revenue. For the year ended December 31, 1999, Suntel Private Ltd., Aliatel a.s. and eircom, plc represented 28%, 18% and 13%, respectively, of our revenue. While we anticipate that our operating results will continue to depend on sales to a small number of key customers in the foreseeable future, we believe that the concentrated dependence will continue to lessen. The following table identifies the percentage of our revenue by geographic region in the periods identified.



                                                Percentage of Revenue
                                 -----------------------------------------------
                                   Year Ended       Year Ended      Year Ended
                                  December 31,     December 31,    December 31,
Geographic Area                       1999             2000            2001
-------------------------------  --------------   --------------  -------------
United States .................        3.9%             11.4%          12.7%
Asia Pacific ..................       39.5              41.4           36.6
Europe ........................       41.3              42.2           16.3
Africa and Middle East ........       13.8               3.7           26.9
South America .................        1.5               1.3            7.5


     Cost of revenue consists of component and material costs, direct labor costs, warranty costs, royalties, overhead related to manufacture of our products and customer support costs. Our gross margin is affected by changes in our product mix because our gross margin on base stations and related equipment is higher than the gross margin on subscriber terminals. In addition, our gross margin is affected by changes in the average selling price of our systems, volume discounts granted to significant customers and the proportion of total revenue of sales of software, which typically carries a higher gross margin than hardware. We expect the average selling prices of our products to decline and we intend to continue to implement product cost reductions and develop and introduce new products or product enhancements to maintain or increase our gross margins. Further, we expect to derive an increasing proportion of our revenue from the sale of our integrated systems through distribution channels. Revenue derived from these sales channels typically carries a lower gross margin than direct sales.

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

     General and administrative expenses consist of salaries and related expenses for personnel, professional and consulting fees and other related expenses including facilities costs. We expect to continue to incur substantial expenditures related to general and administrative expenses.

     During the third quarter 2001, in an effort to reduce our expenses to a level that supported our revised revenue expectations at the time, we reduced our expenses across all of the above-described categories. In 2002, we expect that research and development, sales and marketing and general and administrative expenses will remain broadly in line with levels of expenditure in the third and fourth quarter of 2001. However, the percentage of revenue that each of these categories represents will vary depending on the rate of our revenue growth and investments that may be required to support the development of new products and our penetration of new markets.

     We outsource most of our manufacturing processes to Universal Scientific Industrial Co. and, to a lesser extent, Flextronics International and we expect to continue to use contract manufacturers. We also purchase some of the key components of our products from single vendors for which alternative sources are generally not readily available.

Critical Accounting Policies and Estimates

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition; reserves for doubtful debt, excess or obsolete inventory; warranty costs; restructuring costs; the valuation goodwill; and legal proceedings.

     We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and may change as future events occur.

     We believe the following critical accounting policies are dependant on significant judgments and estimates used in the preparation of our consolidated financial statements.


 Revenue recognition

     Within our revenue recognition policy (See Note 1 in the Notes to the Financial Statements) we are required to make a judgement as to the collectibility of the resultant receivable. We use our judgment in assessing the collectibility of the resultant receivable, and the criteria by which each judgment is made may change in future periods and therefore may change future revenue recognition.


 Accounts Receivable

     We are required to assess the collectibility of our accounts receivable balances. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. Significant changes in required reserves have been recorded in recent periods to reflect our current judgment, and changes may occur in the future due to the market environment.


 Inventory

     We value inventory at the lower of cost or market value. As a result, we exercise judgment as to the level of provisions required for excess and obsolete inventory. These judgments are based on our assumptions about future demand and market conditions. Should we decide in future that actual market conditions have become less favorable, or our assumptions change due to changing market conditions, then additional inventory provisions may be required.


 Warranty costs

     Typically our products are covered by a warranty for periods ranging from one to two years. We accrue a warranty reserve for estimated costs to provide warranty services. Our estimate of costs required to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity, increased costs or our assessment of future conditions change, our warranty accrual will increase, which will result in decreased gross profit.


 Restructuring

     During 2001, we recorded reserves of $1.2 million in connection with our restructuring program. These reserves include estimates pertaining to employee termination costs, the loss on subletting excess facilities, and the write down of assets to be disposed of as part of the restructuring. Although we do not anticipate significant changes, the actual costs may differ from the amount of the reserves.


 Valuation of Goodwill

     Goodwill, the excess of purchase price (including associated expenses) paid over net assets of the business acquired, is being amortized over its estimated useful life. We assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the review, we make various assumptions regarding the estimated future cash flows and other factors to determine the fair value of goodwill. If these estimates or related assumptions change in the future, we may be required to record an impairment charge that would adversely affect our results.

     In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we will cease to amortize approximately $0.8 million of goodwill. We had recorded approximately $0.1 million of amortization on goodwill during 2001 and would have recorded approximately $0.1 million of amortization during 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that a material impairment charge will not be recorded at the time the review is completed.


 Legal Proceedings

     We are subject to class action complaints related to alleged false and misleading information in our Registration Statement and Prospectus (See Item
3. Legal Proceedings), and may also face litigation for labor and other matters. We are required to assess the likelihood of adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to changes in circumstances within each case.


Results of Operations

     The following table provides operating data as a percentage of revenue for the periods presented.


                                                      Year Ended       Year Ended       Year Ended
                                                     December 31,     December 31,     December 31,
                                                         1999             2000             2001
                                                    --------------   --------------   -------------
Revenue .........................................        100.0%           100.0%          100.0%
Cost of revenue .................................         64.8             62.0            62.2
Inventory provision .............................           --               --             3.8
                                                        ------            -----           -----
 Gross Profit ...................................         35.2             38.0            34.0
                                                        ------            -----           -----
Operating expenses:
 Research and development .......................        110.9             55.3            39.2
 Sales and marketing ............................         79.2             47.4            41.4
 Bad debt provision .............................                                           3.2
 General and administrative .....................         61.6             30.9            28.7
 Acquired in-process research and development and
   amortization of intangibles ..................         19.8              2.0             1.1
 Restructuring provision ........................           --               --             3.3
Total operating expenses ........................        271.6            135.6           117.0
                                                        ------            -----           -----
Loss from operations ............................       (236.3)           (97.7)          (83.0)
Interest and other income, net ..................          1.2             13.0             7.3
Income taxes ....................................          0.8               --           ( 8.1)
                                                        ------            -----           -----
Net loss before extraordinary item ..............       (236.0)           (84.7)          (67.6)
Extraordinary Item:
 Gain on extinguishment of debt .................           --               --            24.7
 Income tax charge . ............................                                           7.4
                                                        ------            -----           -----
 Gain after tax .................................           --               --            17.3
                                                        ------            -----           -----
Net loss ........................................       (236.0)%          (84.7)%         (50.4)%
                                                        ======            =====           =====

Restructuring

     In the summer of 2001, we announced our plan to reduce spending levels as a result of the global economic slow down in the telecommunications sector. In the third quarter of 2001, we implemented a restructuring program to reduce operating expenses and recorded a charge of $1.2 million in relation to this program. Included in this charge are costs related to excess facilities and severance. There was no corresponding restructuring charge in 2000. We initially expected to sublease our excess facility space by the end of the first quarter of 2002; however, due to the severity of the economic slow down we now expect to sublet such space by the end of 2002. This change in our expectations does not have a material effect on the restructuring provision. All severance payments will be made by the end of the third quarter 2002. The total number of employees being terminated as part of this plan is 30. At December 31, 2001, four of these employees were still working in the Company.

     As of December 31, 2001 the restructuring charge and its utilization is summarized as follows:


                                    Initial                        Remaining
                                    Accrued         Charged         Accrued
                                 Restructuring      against      Restructuring
                                     Charge        Liability        Charge
                                ---------------   -----------   --------------
Facility related . ..........        $  551           $244           $307
Severance and other .........           684            450            234
                                     ------           ----           ----
                                     $1,235           $694           $541
                                     ------           ----           ----


     Included within the third quarter 2001 facility restructuring charge is $0.2 million for the write down of certain fixed assets, mainly furniture and fixtures. All other charges will result in direct cash outlays. The fixed assets will be disposed of as part of the sublease program, once the office is sublet. The realizable value of these assets has been estimated from the expected market price of similar assets.

     As a result of our restructuring plan we expect to make savings in the region of $4 million, $2 million and $1 million, within sales and marketing, research and development, and general and administrative expenditure, respectively. The majority of the savings arise from reduced personnel costs. All savings are cashflow savings on the day that we cease the activity or release the specific personnel, except for our provision for under utilized space in which we are contractually obligated, to December 2004, to pay the full rental amount until a sub-lessor is found. Full annual rental on this property, payable quarterly in advance, is $0.2 million.


Comparison of the Year Ended December 31, 2000 to the Year Ended December 31,
2001


 Revenue

     Revenue increased 23.6% from $30.3 million for the year ended December 31, 2000 to $37.4 million for the year ended December 31, 2001. The growth in revenue was due to the increased demand from the USA, Africa and South America, which was partially offset by declines in Europe. Africa's and South America's growth occurred as a result of further network build outs and the addition of new customers in those regions. The strong growth in the USA was significantly aided by FCC-mandated usage rules for PCS spectrum that was auctioned in 1996, which require PCS operators to use that spectrum within 5 years of acquiring it or to give it back to the U.S. government. Our increase in revenue was driven by volume, rather than price increases.


 Cost of Revenue

     Cost of revenue increased 24.0% from $18.8 million in the year ended December 31, 2000 to $23.3 million in the year ended December 31, 2001. The increase was due primarily to the substantial increase in revenue. During the third quarter of 2001 we ceased marketing certain product variants and we also undertook a detailed review of the levels and mix of related inventory. As a result we wrote down inventory in the third quarter of 2001 by $1.4 million. Excluding the inventory write down, gross margin was 38% for the year ended December 31, 2000 and 2001. We were able to keep the 2001 gross margin at 38% as a result of cost savings from product design changes and, to a lesser extent, efficiencies from increased volume and introduction of lower- priced components in products sold, offset by lower selling prices.


 Research and Development Expenses

     Research and development expenses decreased 12.4% from $16.7 million in the year ended December 31, 2000 to $14.7 million in the year ended December 31, 2001. As part of our operating expense reduction program introduced in the third quarter of 2001, we have re-focused our research and development priorities to lower our ongoing product development costs. Under the program, we will focus spending only on those products we can sell in large volumes and in markets that we believe are strategic to our long-term growth. The full year effect of this program will be felt in 2002.


 Sales and Marketing Expenses

     Sales and marketing expenses increased 8.4% from $14.3 million in the year ended December 31, 2000 to $15.5 million in the year ended December 31, 2001, reflecting a higher headcount and the expansion of our sales and marketing activities. During 2001 we wrote down receivables by $1.2 million due to our concerns with customers and countries that have been most effected by economic slow downs. In 2000 we created bad debt provisions of $0.1 million.


 General and Administrative Expenses

     General and administrative expenses increased 14.6% from $9.4 million in the year ended December 31, 2000 to $10.7 million in the year ended December 31, 2001. This reflected our higher headcount, additional costs associated with being a public company and the full year costs of our corporate headquarters facility in Florida that opened at the end of 2000.


 Amortization of Goodwill and Intangibles

     Amortization of goodwill and intangibles expense decreased 28.6% from $0.6 million in the year ended December 31, 2000 to $0.4 million in the year ended December 31, 2001, reflecting the full write off of purchase contracts and patents.


 Restructuring Provision

     In the middle of 2001, we announced our plan to reduce spending levels as a result of the global economic slow down in the telecommunications sector. During the third quarter of 2001, we made a restructuring provision of $1.2 million to cover employee termination costs and facility closures. There was no corresponding restructuring charge in 2000.


 Interest and Other Income Net

     Interest and other income, which decreased 46% from $5.6 million for the year ended December 31, 2000 to $3.1 million in the year ended December 31, 2001, consisted of interest earned on cash deposits with financial institutions, foreign exchange gains and losses on cash balances and the cost of purchasing foreign exchange contracts and options. The decrease in interest income arose from lower cash balances and lower interest rates in 2001. Amounts from interest income were partially offset by interest expense of $1.7 million in the year ended December 31, 2000, predominantly on outstanding indebtedness owed to Alcatel related to the purchase of the Company's assets in January 1998 and $0.3 million in the year ended December 31, 2001. Interest expense decreased 81% as a result of the prepayment of the debt to Alcatel.


 Income Taxes

     In general we did not record an income tax benefit for the tax losses generated in the U.K. because we have experienced operating losses since inception. The 2000 tax provision relates to the repayment of overpaid U.S. federal income taxes. The 2001 tax credit provision of $3.0 includes a $2.7 million credit to offset the income tax expense recorded on our extraordinary gain and a $0.2 million income tax benefit for U.S. tax losses offset against previous years' federal income taxes paid on intercompany interest income.


 Extraordinary Gain

     The Company negotiated a settlement of its $18.5 million promissory note with DSC Telcom L.P. in the first quarter of 2001. Under the settlement agreement, the Company agreed to pay $9.3 million in the first half of 2001, in exchange for complete forgiveness of the debt owed by the Company that was originally repayable in 36 equal installments over three years starting February 1, 2001. In addition, the Company and DSC Telcom L.P. mutually released each other from certain claims made by the parties relating to the formation of Airspan in January 1998. The extraordinary gain of $9.2 million that arose from this transaction was partially offset by tax on the gain of $2.7 million to show an extraordinary gain, net of taxes, of $6.5 million.


 Net Loss

     Net loss decreased by 26.5% from $25.6 million in 2000 to $18.8 million in 2001. Before the inventory provision, bad debt provision, restructuring provision and extraordinary gain our net loss for 2001 was $24.2 million, a 5.5% decrease over 2000. This was primarily due to the increase in gross profit of $2.6 million before provisions, and decrease in research and development costs of $2.1 million, which were partially offset by an increase in sales and marketing expenses and general and administrative expenses of $1.2 million and $1.4 million, respectively, and a decrease in net interest and other income of $1.2 million.


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


 Research and Development Expenses

     Research and development expenses increased 21.0% from $13.8 million in the year ended December 31, 1999 to $16.7 million in the year ended December 31, 2000, due to increased headcount and increased spending on the product development of our packet data product.


 Sales and Marketing Expenses

     Sales and marketing expenses increased 45.3% from $9.9 million in the year ended December 31, 1999 to $14.4 million in the year ended December 31, 2000, reflecting a higher headcount and the expansion of our sales and marketing activities. Sales and marketing expenses for 1999 and 2000 included provisions of less than $0.1 million and $0.1 million, respectively, for potential bad debt expense.

 General and Administrative Expenses

     General and administrative expenses increased 21.9% from $7.7 million in year ended December 31, 1999 to $9.4 million in the year ended December 31, 2000, reflecting a higher headcount and additional costs associated with being a public company.


 Amortization of Goodwill and Intangibles

     Amortization of goodwill and intangibles expense decreased 76.0% from $2.5 million in the year ended December 31, 1999 to $0.6 million in the year ended December 31, 2000, reflecting the write off of purchase contracts and patents.


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


Liquidity and Capital Resources

     As of December 31, 2001, we had cash and cash equivalents totaling $70.3 million, and $1.3 million of restricted cash that is held as collateral for performance guarantees on customer and supplier contracts and with landlords. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments.

     Since inception, we have financed our operations through private sales of convertible preferred stock, which totaled $117.3 million (net of transaction expenses) and an initial public offering of common stock, which we completed on July 25, 2000. In that offering, we issued 6,325,000 shares of common stock for approximately $86.0 million in cash (net of underwriting discounts, commission and other expenses). We have used the net proceeds of the offering for additional working capital and other general corporate purposes.

     At December 31, 2001, we had outstanding debt of $2.6 million compared to $22.3 million at December 31, 2000. The reduction was primarily due to the first-half 2001 settlement for $9.3 million of the $18.5 million promissory note payable to Alcatel (formerly to DSC Telecom L.P.).

     For the year ended December 31, 2001, we used $37.6 million cash in operating activities compared with $27.8 million for the year ended December 31, 2000. The cash used in operations is primarily a result of the operating loss and changes in working capital.

     The net cash used in investing activities in the year ended December 31, 2001 and December 31, 2000 was all related to capital equipment. Our financing cash flows for the year ended December 31, 2001 were a net outflow of $4.3 million. The outflows arose from $9.8 million of payment of long-term debt, of which $9.3 million was paid to Alcatel in settlement of the $18.5 million promissory note, offset by a $5.9 million decrease in restricted cash. Restricted cash increases whenever the Company issues a guarantee secured by cash collateral: and decreases whenever such a guarantee is cancelled or expires according to its terms.

     We have no material commitments other than obligations under our long term debt, capital equipment leases, operating leases, and the forward exchange contracts mentioned herein.


Other Matters

     On October 1, 2000, the Company adopted SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative effect type adjustment of $0.44 million at December 31, 2000 in accumulated other comprehensive income to recognize at fair value all derivatives that were designated as cash flow hedging instruments. The Company recorded cash flow hedge derivatives assets of $0.44 million at December 31, 2000 as a cumulative effect of the change in accounting principle. Based on the exchange rate at December 31, 2001, the Company would expect to reclassify as gains to earnings during the next twelve months $0.46 million from accumulated other comprehensive income.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


 Interest rate risk

     The Company's earnings are affected by changes in interest rates. As of December 31, 2000 and 2001 we had cash and cash equivalents and restricted cash of $122.5 million and $71.7 million, respectively. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates of 2 percent from December 31, 2001 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.


 Foreign currency exchange rate risk

     For the year ended December 31, 2001, 98.2% of our sales were denominated in U.S. dollars, with the remaining 1.8% predominantly denominated in euro. For the year ended December 31, 2000, 19.6% of our sales were denominated in euro and the remaining 80.4% were denominated in U.S. dollars. Our total euro-denominated sales for the year ended December 31, 2001 were
(EUR)0.8 million, which were recorded at an average exchange rate of $1U.S. =
(EUR) 1.1026. If the average exchange rate used had been higher or lower by 10% it would have decreased or increased the euro-denominated sales value by $0.07 million. We expect the proportions of sales in euro to fluctuate over time. The Company's sensitivity analysis for changes in foreign currency exchange rates does not factor in changes in sales volumes.

     Since May 2000, we have from time to time entered into fair value currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than U.S. dollars. We do not enter into any currency hedging activities for speculative purposes. There was no impact from such contracts during 2001 on earnings, nor were there any fair value hedges outstanding at December 31, 2001. We will continue to monitor our foreign currency exposures and may modify our hedging strategies, as we deem appropriate.

     We have also entered into cash flow currency hedges. Our operating results are affected by moves in foreign currency exchange rates, particularly the rate between U.S. dollars and U.K. pounds sterling. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling. To manage our pound sterling foreign currency risk we have at various times forecast our likely net spending in pounds sterling until December 31, 2002 and, based on these forecasts, we have entered into forward exchange contracts to cover at least 80% of the projected exposure.

We have entered into the following forward exchange contracts:

     > In November 2000, we entered into a forward exchange contract to purchase 24.0 million pounds sterling at an average exchange rate of $1U.S. = 0.6793 pounds sterling in sixteen equal amounts from that date to February 2002. At December 31, 2001, there were two payments outstanding at an average exchange rate of $1U.S. = 0.6772 pounds sterling.

     > In May 2001, we entered into two forward exchange contracts. The first was to purchase 5.5 million pounds sterling at an average exchange rate of $1U.S. = 0.7038 pounds sterling in eleven equal amounts from June 2001 to April 2002. At December 31, 2001, there were four payments outstanding at an average exchange rate of $1U.S. = 0.7056 pounds sterling. The second was to purchase 3.0 million pounds sterling at an average exchange rate of $1U.S. = 0.7096 pounds sterling in two equal amounts, one in March 2002, the other in April 2002. At December 31, 2001, these were outstanding at an average exchange rate of $1U.S. = 0.7096 pounds sterling.

     > In October 2001, we entered into a forward exchange contract to purchase 10.0 million pounds sterling at an average exchange rate of $1U.S. = 0.7017 pounds sterling in eight equal amounts, from May 2002 to December 2002. At December 31, 2001 these were outstanding at an average exchange rate of $1U.S. = 0.7017 pounds sterling.

     The total forward purchases of pounds sterling for the year ended December 31, 2001, was 21.5 million pounds sterling, and we paid expenses in local currency of approximately 20.7 million pounds sterling over the same period. The effectiveness of the contracts as a hedge was therefore 104% of spending. The cost of the ineffectiveness was immaterial. If the expenses in pounds sterling had not been hedged and the average exchange rates had been higher or lower by 10%, the pound-sterling denominated operating expenses would have decreased or increased by $3.0 million.


During 2000, we incurred the majority of our cost of revenue in Swedish Krona. With the move of our printed circuit board sub-contracted production from Sweden to Scotland at the beginning of 2001, we eliminated the Krona payments, and for the year ended December 31, 2001 we incurred the majority of our cost of revenue in U.S. dollars.


 Equity price risk


     We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.


 Commodity price risk


     We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     Financial Statements and Supplementary Data are included on pages F-1 to F-26.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2001.

Item 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2001.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2001.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2001.


                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements


                                                                                          Page
                                                                                          ----
   Report of Independent Auditors .....................................................   F-1
   Consolidated Balance Sheets as of December 31, 2000 and 2001 .......................   F-2
   Consolidated Statements of Operations for the years ended December 31, 1999, 2000
     and 2001 .........................................................................   F-3
   Consolidated Statements of Changes in Stockholders' Equity for the years ended
     December 31, 1999, 2000 and 2001 . ...............................................   F-4
   Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000
     and 2001 . .......................................................................   F-5
   Notes to the Financial Statements ..................................................   F-6


(2) Financial Statement Schedules



   Schedule II--Valuation and Qualifying Accounts for the year ended December 31, 1999,
2000 and 2001 .........................................................................   II-1

(3) Exhibits and Reports on Form 8-K

     (a) Exhibits With Each Management Contract or Compensatory Plan or Arrangement Required to be Filed Identified.

     See paragraph (c) below.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 2001.

     (c) Exhibit Listing.

     Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

                             AIRSPAN NETWORKS INC.

                                 EXHIBIT INDEX
                         Year Ended December 31, 2001




Exhibit
Number   Description of Exhibit
-------- -------------------------------------------------------------------------------------------------------
 3.1     Amended and Restated Articles of Incorporation of Airspan (1)

 3.2     Bylaws of Airspan (2)

 4.1     Form of Airspan's common stock certificate (2)

10.1     Manufacturing Contract, dated August 27, 1998, between Airspan Communications Limited and
         Flextronics International Sweden AB (2)

10.2     Contract for the Sale and Purchase of Equipment and Ancillary Facilities for the Establishment of a
         Wireless Access System, dated October 25, 1999, between AZ Communications Network, Inc. and
         Airspan Communications Limited (2), (3)

10.3     Contract for the Engineering, Project Management, Factory Inspection, Training and Technical
         Assistance Services for the Establishment of a Wireless Access System, dated October 25, 1999, between
         AZ Communications Network, Inc. and Airspan Communications Limited (2), (3)

10.4     Contract for purchase order No. LP/0442/99 between Airspan Communications Ltd and Suntel Private
         Ltd. dated April 29, 1999 (2), (3)

10.5     Distributor Agreement between Airspan Networks Inc. and GLS LLC. (2), (3)

10.6     Supply Agreement between Airspan Networks Inc. and GLS LLC. (2), (3)

10.7     Lease for Registrant's facilities located at Oxford House and Cambridge House, Uxbridge, U.K. (2)

10.8     Lease for Registrant's facilities located at Riverside Way, Uxbridge, U.K. (2)

10.9     Agreement to tender with eircom, plc (2), (3)

10.10    1998 Stock Option and Restricted Stock Plan (2)

10.11    2000 Employee Stock Purchase Plan (2)

10.12    Employment Agreement with Eric Stonestrom (2), (4)

10.13    Employment Agreement with Jonathan Paget (2), (4)

10.14    Employment Agreement with Ian Cooper (2), (4)

10.15    Compromise/Settlement Agreement with Alcatel, dated February 14, 2001 (4
)
10.16    Subordinated Loan and Notes with Comdisco (2)

10.17    Employment Agreement with Matthew J. Desch (2), (4)

10.18    License Agreement dated November 16, 1995, between Mobile Systems International And DSC
         Communications Limited, As Amended (2), (3)

10.19    Lease for Registrant's facilities located at 13450 West Sunrise Boulevard, Sunrise, FL 33323

10.20    Employment Agreement with Peter Aronstram (4), (5)

10.21    2001 Supplemental Stock Option Plan (5)

10.22    Reseller Agreement with VADO TELECOM Kommunikationstechnik-, Planungs-und
         Errichtungsgesellschaft m.b.H (3), (5)

10.23    Frame Contract for Fixed Wireless between Airspan and AS Eesti Telefon (5)

10.24    Reseller Agreement between Airspan and Titan Wireless Inc. (3), (5)

10.25    Supply Agreement between Airspan and Telecable Siglo (3), (5)

10.26    Supply Agreement between Airspan and Telbeskid Sp. z o.o. (3), (5)

10.27    Supply Agreement between Airspan and TES Media, spol.s.r.o. (3), (5)

10.28    Asic Development Agreement between Airspan and EBV Electronik GmbH (3), (5)

Exhibit
Number     Description of Exhibit
---------- -----------------------------------------------------------------------------
10.29      Supply contract with Monarch Communications Limited (1), (3)

10.30      Supply contract with Monarch Communications Limited (6)

10.31      Purchase order between Airspan and Seimens Telecommunications (PTY) Ltd. (6)

21         Subsidiaries of registrant

23.1       Consent of Ernst & Young LLP, Independent Auditors

----------
1 Incorporated by Reference to Airspan's Form 10-Q for the three months ended September 30, 2001
2 Incorporated by Reference to Airspan's Registration Statement on Form S-1 (333-34514) filed July 18, 2000
3  Confidential treatment granted for portions of this agreement.
4  Management Agreement or Compensatory Plan or Arrangement
5 Incorporated by Reference to Airspan's Form 10-K for the year ended December 31, 2000
6  Confidential treatment requested for portions of this agreement

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Airspan has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunrise, Florida, on the 28th day of March, 2002.


                                      AIRSPAN NETWORKS INC.


                                      By: Eric D. Stonestrom
                                          ------------------------------------
                                          Eric D. Stonestrom,
                                          President and Chief Executive Office


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Airspan, in the capacities and dates indicated.


            Signature                               Title                         Dated
--------------------------------   ---------------------------------------   ---------------
   /s/ Eric D. Stonestrom          Chief Executive Officer,                  March 28, 2002
------------------------------     Director (Principal Executive Officer)
       Eric D. Stonestrom

   /s/ Matthew J. Desch            Chairman of the Board of Directors        March 26, 2002
------------------------------
       Matthew J. Desch

   /s/ Peter Aronstam              Senior Vice President, Finance;           March 28, 2002
------------------------------     Chief Financial Officer (Principal
       Peter Aronstam              Financial and Accounting Officer)

   /s/ H. Berry Cash               Director                                  March 28, 2002
------------------------------
       H. Berry Cash

   /s/ Guillermo Heredia           Director                                  March 26, 2002
------------------------------
       Guillermo Heredia

   /s/ Thomas S. Huseby            Director                                  March 27, 2002
------------------------------
       Thomas S. Huseby

   /s/ David Twyver                Director                                  March 26, 2002
------------------------------
       David Twyver

   /s/ Michael T. Flynn            Director                                  March 26, 2002
------------------------------
       Michael T. Flynn

                         REPORT OF INDEPENDENT AUDITORS




To: The Board of Directors and Shareholders
    Airspan Networks Inc.


We have audited the consolidated balance sheets of Airspan Networks Inc. as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


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


In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Airspan Networks Inc. at December 31, 2000 and 2001 and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Ernst & Young LLP
ERNST & YOUNG LLP


London, England
January 29, 2002

                             AIRSPAN NETWORKS INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)


                                                                   December 31,     December 31,
                                                                       2000             2001
                                                                  --------------   -------------
                             ASSETS
Current Assets
 Cash and cash equivalents ....................................     $ 115,340       $   70,260
 Restricted cash ..............................................         7,207            1,290
 Accounts receivable, less allowance for doubtful accounts of
   $1,371 in 2000 and $2,601 in 2001 ..........................        14,482           23,475
 Unbilled accounts receivable .................................           349              706
 Inventory ....................................................         8,166           11,907
 Prepaid expenses and other current assets ....................         3,481            4,233
                                                                    ---------       ----------
   Total Current Assets .......................................       149,025          111,871
Property, plant and equipment, net ............................         6,800            6,284
 Intangible assets, net .......................................         1,209              784
 Accounts receivable greater than one year ....................            --              648
 Other non current assets .....................................           300              107
                                                                    ---------       ----------
   Total Assets ...............................................     $ 157,334       $  119,694
                                                                    =========       ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable .............................................     $   6,038       $    5,956
 Short term debt ..............................................           849               --
 Accrued taxes ................................................           351              326
 Deferred Revenue .............................................         1,210              790
 Other accrued expenses .......................................         3,720            4,779
 Current portion of capital lease obligations .................            34               --
 Current portion of long-term debt ............................         5,723            1,340
                                                                    ---------       ----------
   Total Current Liabilities ..................................        17,925           13,191
                                                                    ---------       ----------
Non Current Liabilities
 Long-term portion of note payable to DSC Telcom L.P. .........        12,983               --
 Other long-term debt .........................................         2,500            1,250
 Accrued interest on long-term debt ...........................           271               --
                                                                    ---------       ----------
                                                                       15,754            1,250
                                                                    ---------       ----------
Stockholders' Equity
 Common stock, $0.0003 par value; 50,000,000 shares
   authorized in 2000 and 2001: 34,692,331 issued in 2000 and
   35,120,199 issued in 2001 ..................................            10               10
 Note receivable--stockholder .................................          (180)            (180)
 Additional paid in capital ...................................       214,066          214,491
 Accumulated Other Comprehensive Income .......................           441              458
 Accumulated deficit ..........................................       (90,682)        (109,526)
                                                                    ---------       ----------
   Total Stockholders' Equity .................................       123,655          105,253
                                                                    ---------       ----------
   Total Liabilities and Stockholders' Equity .................     $ 157,334       $  119,694
                                                                    =========       ==========

   The accompanying notes are an integral part of the financial statements.

                             AIRSPAN NETWORKS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except for share and per share data)


                                                       Year ended       Year ended       Year ended
                                                      December 31,     December 31,     December 31,
                                                          1999             2000             2001
                                                     --------------   --------------   -------------
Revenue ..........................................    $    12,480      $    30,279     $    37,422
Cost of revenue ..................................         (8,086)         (18,782)        (23,291)
Inventory provision ..............................             --               --          (1,417)
                                                      -----------      -----------     ------------
Gross profit .....................................          4,394           11,497          12,714
                                                      -----------      -----------     ------------
Operating expenses:
Research and development .........................         13,845           16,746          14,667
Sales and marketing ..............................          9,047           14,297          15,504
Bad debt provision ...............................            836               61           1,207
General and administrative .......................          7,686            9,368          10,735
Amortization of goodwill and intangibles .........          2,476              595             425
Restructuring provision ..........................             --               --           1,235
                                                      -----------      -----------     ------------
 Total operating expenses ........................         33,890           41,067          43,773
                                                      -----------      -----------     ------------
Loss from operations .............................        (29,496)         (29,570)        (31,059)
Interest expense .................................         (1,434)          (1,678)           (326)
Interest and other income ........................          1,581            5,606           3,052
                                                      -----------      -----------     ------------
Loss before income taxes .........................        (29,349)         (25,642)        (28,333)
Income taxes .....................................           (100)               5           3,018
                                                      -----------      -----------     ------------
Loss before extraordinary items ..................        (29,449)         (25,637)        (25,315)
Extraordinary item
 Gain on extinguishment of debt ..................             --               --           9,244
 Income tax charge on gain .......................             --               --          (2,773)
                                                      -----------      -----------     ------------
Net loss .........................................    $   (29,449)     $   (25,637)    $   (18,844)
                                                      ===========      ===========     ============
Net loss per share -- basic and diluted
 Loss before extraordinary item ..................    $    (33.84)     $     (1.44)    $     (0.73)
 Extraordinary item, net of taxes ................             --               --            0.19
 Net loss per share ..............................    $    (33.84)     $     (1.44)    $     (0.54)
Weighted average shares outstanding -- basic
 and diluted .....................................        870,328       17,797,899      34,810,311
Pro forma net loss per share -- basic and
 diluted .........................................    $     (1.37)     $     (0.82)    $     (0.54)
Pro forma weighted average shares outstanding
 -- basic anddiluted .............................     21,446,122       31,163,574      34,810,311

  The accompanying notes are an integral part of these financial statements.

                             AIRSPAN NETWORKS INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (in thousands, except for share data)




                                                                              Preferred Stock
                                                                         --------------------------
                                                                                             Par
                                                                              Shares        value
                                                                         ---------------- ---------
At January 1, 1999 .....................................................     56,442,858    $   564
Net loss for the year ..................................................
Issuance of Series B preferred stock ...................................      2,128,571         21
Issuance of Series C preferred stock ...................................     20,000,000        200
Issuance of Series B stock warrants ....................................
Issuance of common stock ...............................................
Exercise of stock options ..............................................
Stock compensation .....................................................
Repayment of note receivable ...........................................
                                                                            -----------    -------
At December 31, 1999 ...................................................     78,571,429        785
Comprehensive loss:
 Net loss for the year .................................................
 Other Comprehensive Income:
  Unrealized gains on foreign currency cash flow hedges ................
Issuance of Series C preferred stock ...................................      2,178,571         22
Conversion of preferred to common stock and reverse three for one
 stock split ...........................................................    (80,750,000)      (807)
Issuance of shares of common stock in connection with initial public offering ..............................................................
Exercise of stock options ..............................................
Stock compensation .....................................................
Increase in notes receivable ...........................................
Transfer from par value to additional paid in capital on change of incorporation .........................................................
                                                                            -----------    -------
At December 31, 2000 ...................................................             --         --
Comprehensive Loss:
 Net loss for the year .................................................
 Other Comprehensive Income:
  Movement in the fair value of cash flow hedges
  Unrealized gains on foreign currency cash flow hedges ................
  Less: reclassification of adjustment for gains realized in net income ..............................................................
Issuance of common stock under the employee share purchase plan ........
Exercise of stock options ..............................................
                                                                            -----------    -------
At December 31, 2001 ...................................................             --         --
                                                                            ===========    =======



                                                                             Common Stock
                                                                         ---------------------  Additional       Note
                                                                                         Par      Paid in     receivable
                                                                            Shares      value     Capital    stockholder
                                                                         ------------ -------- ------------ -------------
At January 1, 1999 .....................................................   1,041,667   $   31    $ 67,775      $ (150)
Net loss for the year ..................................................
Issuance of Series B preferred stock ...................................                            3,704
Issuance of Series C preferred stock ...................................                           49,800
Issuance of Series B stock warrants ....................................                               95
Issuance of common stock ...............................................      83,333        3          42
Exercise of stock options ..............................................     196,720        6          53
Stock compensation .....................................................                               93
Repayment of note receivable ...........................................                                           20
                                                                          ----------   ------    --------      ------
At December 31, 1999 ...................................................   1,321,720       40     121,562        (130)
Comprehensive loss:
 Net loss for the year .................................................
 Other Comprehensive Income:
  Unrealized gains on foreign currency cash flow hedges ................
Issuance of Series C preferred stock ...................................                            5,425
Conversion of preferred to common stock and reverse three for one
 stock split ...........................................................  26,916,667        8         799
Issuance of shares of common stock in connection with initial public
 offering ..............................................................   6,325,000        2      85,996
Exercise of stock options ..............................................     128,944        1          40
Stock compensation .....................................................                              203
Increase in notes receivable ...........................................                                          (50)
Transfer from par value to additional paid in capital on change of
 incorporation .........................................................                  (41)         41
                                                                          ----------   ------    --------      ------
At December 31, 2000 ...................................................  34,692,331   $   10    $214,066      $ (180)
Comprehensive Loss:
 Net loss for the year .................................................
 Other Comprehensive Income:
  Movement in the fair value of cash flow hedges
  Unrealized gains on foreign currency cash flow hedges ................
  Less: reclassification of adjustment for gains realized in net income ..............................................................
Issuance of common stock under the employee share purchase plan ........     157,094                  247
Exercise of stock options ..............................................     270,774                  178
                                                                          ----------   ------    --------      ------
At December 31, 2001 ...................................................  35,120,199   $   10    $214,491      $ (180)
                                                                          ==========   ======    ========      ======



                                                                           Accumulated
                                                                              Other
                                                                          Comprehensive    Accumulated
                                                                              Income         deficit        Total
                                                                         --------------- -------------- ------------
At January 1, 1999 .....................................................          --       $  (35,596)   $  32,624
Net loss for the year ..................................................                      (29,449)     (29,449)
Issuance of Series B preferred stock ...................................                                     3,725
Issuance of Series C preferred stock ...................................                                    50,000
Issuance of Series B stock warrants ....................................                                        95
Issuance of common stock ...............................................                                        45
Exercise of stock options ..............................................                                        59
Stock compensation .....................................................                                        93
Repayment of note receivable ...........................................                                        20
                                                                             -------       ----------    ---------
At December 31, 1999 ...................................................          --          (65,045)      57,212
Comprehensive loss:
 Net loss for the year .................................................                      (25,637)     (25,637)
 Other Comprehensive Income:
  Unrealized gains on foreign currency cash flow hedges ................     $   441                           441
                                                                                                         ---------
                                                                                                           (25,196)
                                                                                                         ---------
Issuance of Series C preferred stock ...................................                                     5,447
Conversion of preferred to common stock and reverse three for one
 stock split ...........................................................                                        --
Issuance of shares of common stock in connection with initial public
 offering ..............................................................                                    85,998
Exercise of stock options ..............................................                                        41
Stock compensation .....................................................                                       203
Increase in notes receivable ...........................................                                       (50)
Transfer from par value to additional paid in capital on change of
 incorporation .........................................................                                        --
                                                                             -------       ----------    ---------
At December 31, 2000 ...................................................     $   441       $  (90,682)   $ 123,655
Comprehensive Loss:
 Net loss for the year .................................................                      (18,844)     (18,844)
 Other Comprehensive Income:
  Movement in the fair value of cash flow hedges
  Unrealized gains on foreign currency cash flow hedges ................         521
  Less: reclassification of adjustment for gains realized in net
   income ..............................................................        (504)
                                                                             -------
                                                                                  17                            17
                                                                                                         ---------
                                                                                                            18,827
                                                                                                         ---------
Issuance of common stock under the employee share purchase plan ........                                       247
Exercise of stock options ..............................................                                       178
                                                                             -------       ----------    ---------
At December 31, 2001 ...................................................     $   458       $ (109,526)   $ 105,253
                                                                             =======       ==========    =========

  The accompanying notes are an integral part of these financial statements.

                             AIRSPAN NETWORKS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                  Year ended       Year ended       Year ended
                                                                 December 31,     December 31,     December 31,
                                                                     1999             2000             2001
                                                                --------------   --------------   -------------
Cash Flows from Operating Activities
 Net loss ...................................................     $ (29,449)       $ (25,637)       $ (18,844)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization ............................         4,821            3,703            4,093
   Gain on settlement of long-term debt .....................            --               --           (9,252)
   Loss on sale of fixed assets .............................            --               --               28
   Stock compensation .......................................            93              203               --
   Other comprehensive income ...............................            --              441               17
   Accretion of interest on notes payable ...................         1,134            1,236              109
   Amortization of deferred financing costs .................            20               --               --
   Changes in operating assets and liabilities:
    Increase in receivables .................................          (748)          (8,691)          (9,448)
    Increase in inventories .................................        (4,105)          (1,039)          (3,741)
    Increase in other current assets ........................        (1,561)            (279)          (1,109)
    (Decrease)/increase in accounts payable .................          (348)             704              (82)
    Increase/(decrease) in deferred revenue .................         1,922             (731)            (420)
    (Decrease)/increase in other accrued expenses ...........        (1,576)           2,291            1,034
    Decrease/(increase) in notes receivable from
     stockholders ...........................................            20              (50)              --
                                                                  ---------        ---------        ---------
Net cash used in operating activities .......................       (29,777)         (27,849)         (37,615)
                                                                  ---------        ---------        ---------
Cash Flows from Investing Activities
 Purchase of property and equipment .........................        (4,276)          (3,175)          (3,229)
 Proceeds from the sale of property and equipment ...........            --               18               49
                                                                  ---------        ---------        ---------
   Net cash used in investing activities ....................        (4,276)          (3,157)          (3,180)
                                                                  ---------        ---------        ---------
Cash Flows from Financing Activities
 Net proceeds from issuance of common stock .................            45               --              247
 Net proceeds from issuance of preferred stock ..............        53,725            5,447               --
 Net proceeds from initial public offering, net of issuance
   costs of $8,877 ..........................................            --           85,998               --
 Net proceeds from issuance of short-term debt ..............            --            1,320               --
 Net proceeds from issuance of long-term debt ...............         5,000               --               --
 Payment of short-term debt .................................            --             (471)            (849)
 Payment on long-term debt, including capital lease
   obligations ..............................................          (479)          (1,678)          (9,778)
 Exercise of stock options ..................................            59               41              178
 Restricted cash movement ...................................        (1,647)          (3,139)           5,917
                                                                  ---------        ---------        ---------
 Net cash provided/(used)by financing activities ............        56,703           87,518           (4,285)
                                                                  ---------        ---------        ---------
 Increase/(decrease) in cash and cash equivalents ...........        22,650           56,512          (45,080)
Cash and cash equivalents, beginning of period ..............        36,178           58,828          115,340
                                                                  ---------        ---------        ---------
Cash and cash equivalents, end of period ....................     $  58,828        $ 115,340        $  70,260
                                                                  =========        =========        =========
Supplemental Disclosures of Cash Flow Information
 Issuance of preferred stock warrants in connection with debt
   facilities ...............................................     $      95               --               --
 Interest paid ..............................................           296        $     442        $     318
 Income taxes ...............................................            --              312                7
                                                                  =========        =========        =========

  The accompanying notes are an integral part of these financial statements.

                             AIRSPAN NETWORKS INC.

                       NOTES TO THE FINANCIAL STATEMENTS
              (in thousands, except for share and per share data)


1. THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


 Business

     The Company is a global supplier of fixed wireless communications access systems that enable network operators to deliver bundled high-speed data and voice services. The Company's systems are based on Code Division Multiple Access ("CDMA") technology that can be deployed rapidly and cost effectively, providing an alternative to traditional copper wire and fiber communications networks. The Company's integrated solutions include software tools that provide coverage and spectrum optimization and ongoing network management. To facilitate the deployment and operation of its systems, the Company also offers network installation, integration, training and support services. The Company's main operations are based in Uxbridge, United Kingdom, with corporate headquarters in Sunrise, Florida, U.S.A.


 Effect of the three for one reverse split

     On May 25, 2000 there was a three for one reverse split on the common stock of the Company. For comparative purposes, in these financial statements we have shown outstanding common stock numbers as if the split was retroactive.


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


 Fair value of financial instruments

     The financial instruments of the Company consist mainly of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, promissory notes, foreign currency forward contracts and foreign currency options. The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other techniques, which are significantly affected by assumptions used concerning the amount and timing of, estimated future cash flows and discount rates, which reflect varying degrees of risk. Specifically, the fair value of long term debt instruments reflects a current yield valuation based on a 5.56% borrowing rate at December 31, 2000 and a 2.43% borrowing rate at December 31, 2001, the fair value of foreign currency forward contracts reflect the present value of the potential gain or loss if settlement were to take place on December 31, 2001, and the fair value of option contracts reflect the cash flows due to or by the company if settlement were to take place on December 31, 2001. Accordingly, the estimates which follow, are not necessarily indicative of the amounts that the company could potentially realize in a current market exchange.

                             AIRSPAN NETWORKS INC.

              (in thousands, except for share and per share data)

     At December 31, 2001 and 2000, the carrying amount of all financial instruments approximates fair value with the following exceptions:



                                                         2000                     2001
                                                ----------------------   ----------------------
                                                 Carrying       Fair      Carrying       Fair
                                                  Amount        Value      Amount        Value
                                                ----------   ---------   ----------   ---------
Financial Liabilities
 Long term debt due within one year .........    $ 5,723      $ 5,558      $1,340      $1,340
 Long term debt .............................     15,754       14,651       1,250       1,373

 Derivative financial instruments and hedging activities

     The Company enters into forward and option contracts to manage its exposure to fluctuation in foreign exchange rates. The Company does not hold any derivative instruments for trading purposes. As part of the Company's risk management policy the Company assesses its foreign currency risk on each transaction on a case-by-case basis. The Company will only enter into forward and option contracts after taking into account the size of the transaction, expected volatility of the currency and prevailing foreign currency exchange rates.

     On October 1, 2000, the Company adopted SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires enterprises to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The requisite accounting for changes in the fair value of a derivative depends on whether it is designated and qualifies for hedge accounting and the nature of the resulting designation.

     Our foreign exchange option contracts are designated as hedging the exposure to changes in the fair value of a recognized asset and the gain or loss is recognized in income in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged.

     Our foreign exchange forward contracts are designated as hedging the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the forecast transaction affects earnings. Any ineffective portion of the derivatives gain or loss is reported in interest and other income as it arises. In year 2001 we have no ineffective portion. Our cash flow hedges are being used to manage our pound sterling foreign currency risk, primarily on our U.K. based employee salaries and other U.K. expenses. Our U.K. salaries and expenses are accounted for each month and therefore reclassification into earnings from comprehensive income will occur every month.

     In accordance with the provisions of SFAS No. 133, in 2000 the Company recorded $441 of unrealized gains in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash flow hedging instruments. The tax effects of comprehensive income or loss are not considered material for the years ended December 31, 2000 and 2001. During 2001 the Company recorded a net unrealized gain in other comprehensive income of $17 related to derivatives that are designated as cash flow hedging instruments. Based on the exchange rate at December 31, 2001, the Company would expect to reclassify as gains to earnings during the next twelve months $458 from other comprehensive income.

     The foreign exchange forward contracts hedge our UK expenses through to December 2002.

     The total forward purchases of pounds sterling for the year ended December 31, 2001, was 21.5 million pounds sterling, and we paid expenses in local currency of approximately 20.7 million pounds sterling over the same period.

                             AIRSPAN NETWORKS INC.

              (in thousands, except for share and per share data)

     The effectiveness of the contracts as a hedge was therefore 104% of spending. The cost of the ineffectiveness was immaterial.

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


 Inventories

     Inventories are stated at the lower of cost or market value. Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

     Raw materials, consumables and goods for resale--average cost

     Work in progress and finished goods--cost of direct materials, labor and allocated manufacturing overhead


 Property, plant and equipment

     Property plant and equipment are stated at cost. Depreciation is provided on all tangible fixed assets at rates calculated to write off the cost, less estimated residual value based on prices prevailing at the date of acquisition, of each asset evenly over its expected useful life, as follows:

     Leasehold improvements--over the minimum lease term

     Plant, machinery and equipment--over 2 to 5 years

     Furniture and fixtures--over 4 to 5 years


 Identifiable intangible assets

     Identifiable intangible assets arose in connection with the simultaneous formation of the Company and acquisition of a business unit of DSC Communications Corporation. They are stated at fair value cost and include developed technology, purchase contracts, patents and assembled workforce. Identifiable intangible assets are amortized using the straight line method over their estimated useful lives ranging from two to four years.


 Goodwill arising on business combinations

     The excess of the purchase price (including associated expenses) paid over net assets of the business acquired is being amortized over its estimated useful life of ten years on the straight-line method. The Company assess the impairment of goodwill and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     o significant underperformance relative to expected historical or projected future operating results;

     o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

     o    significant negative industry or economic trends;

     o    significant decline in our stock price for a sustained period; and

     o    our market capitalization relative to net book value.

     When we determine that the carrying value of goodwill and other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure

                             AIRSPAN NETWORKS INC.

              (in thousands, except for share and per share data)

any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net goodwill and other intangible assets amounted to $0.8 million as of December 31, 2001.

     In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, the Company will cease to amortize approximately $0.8 million of goodwill. We had recorded approximately $0.1 million of amortization on these amounts during 2001 and would have recorded approximately $0.1 million of amortization during 2002. The Company is required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We currently do not expect to record an impairment charge upon completion of the initial impairment review.


 Restricted cash

     Restricted cash consists of bank accounts set aside for the guarantees described in note 10.


 Impairment of long-lived assets

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed", the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. No impairment expense was recognized in 1999, 2000 or 2001.


 Research and development

     All research and development expenditures are charged to research and development expense in the period incurred. Generally accepted accounting principles require the capitalization of certain software development costs after technological feasibility of the software is established. In the development of the Company's new products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. Internal software development costs that were eligible for capitalization in 2000 and 2001 were insignificant and were charged to research and development expense in the accompanying statements of operations.


 Revenue recognition


 General

     The company recognizes revenue pursuant to Staff Accounting Bulletin No. 101, as amended by SAB 101A and 101B "Revenue Recognition in Financial Statements". Accordingly, revenues are recognized when all of the following conditions are met:

     o    an arrangement exists with the customer,

     o    delivery has occurred or services have been rendered,

                             AIRSPAN NETWORKS INC.

              (in thousands, except for share and per share data)

     o    the price for the product or service is fixed and determinable, and

     o    collection of the receivable is reasonably assured.


 Product Revenue

     Revenue from product sales, including sales to distributors and resellers, is generally recognized at the time the product is shipped to the customer. Revenue is deferred when customer acceptance is required, rights of return exist, or other significant obligations remain that are essential to the functionality of the delivered products. Revenue is recognized when these conditions have been satisfied. The estimated cost of any post-sale obligations, including basic product warranties, is accrued at the time revenue is recognized based on historical experience.


 Service Revenue

     Revenue from time-and-material service contracts is recognized once the services have been performed. Revenue from service contracts that relate to a period of cover is recognized ratably over the given contract period. Revenue is recognized on fixed-price service contracts using the percentage of completion method unless it is not possible to make reasonable estimates under that method, in which case revenue is recognized on a completed contract basis.


 Revenue Arrangements that include Multiple Deliveries

     In certain cases, the company enters into agreements with customers whereby it is obligated to deliver multiple products and/or multiple services (multiple deliveries). In these transactions, the Company allocates the total revenue to be earned under the arrangement among the various elements based on their relative fair value. Revenue for these transactions is recognized on each element when the revenue recognition criteria have been met for that element. Revenue is recognized for delivered products and services only if: (i) the above Product Revenue or Service Revenue criteria are met; (ii) undelivered products or services are not essential to the functionality of the delivered elements, (iii) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; and (iv) the fair value for each of the undelivered elements is known.


 Warranty

     The Company provides a limited warranty for periods usually ranging from twelve to twenty-four months, to all purchasers of its new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment at a fixed percentage of the equipment value and amortized over the warranty period. The warranty expense is recognized as a cost of revenue. The percentage applied is based on historic analysis of costs to date. Management believes that the amounts provided for are sufficient for all future warranty cost on equipment sold through December 31, 2001.


 Shipping and handling costs

     Shipping and handling costs are included within cost of sale.


 Foreign currency transactions

     Transactions in currencies other than U.S. dollars are converted at the monthly average exchange rate in effect on the date of the transaction. The group's functional currency is the U.S. dollar.

     Monetary assets and liabilities denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rate of exchange on the balance sheet date. Transactional gains and losses arising from transactions not denominated in U.S. dollars are recognized in the consolidated statement of operations as `Other income or expense'.

                             AIRSPAN NETWORKS INC.

              (in thousands, except for share and per share data)

 Advertising costs

     Advertising costs are expensed at the time the promotion is held or the advertisement is first aired. Advertising expenses amounted to $1,176 in 2001, $1,043 in 2000 and $264 in 1999. Prepaid advertising expenditure amounted to $141 at December 31, 2000 and $132 at December 31, 2001.


 Comprehensive Income

     The Company reports comprehensive income or loss in accordance with the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Tax effects of comprehensive income or loss are not considered material for any period. There were no items of comprehensive income in 1999.


 Pension, post retirement and post employment benefits.

     The Company contributes to a defined contribution pension plan for all eligible employees. The Company recorded pension expense of $445, $660 and $645 in 1999, 2000 and 2001, respectively.


 Concentration of credit risk

     Financial instruments, which potentially subject Airspan to concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Airspan places its cash equivalents and short-term investments only in highly rated financial instruments. Airspan's accounts receivable are derived from sales of wireless local loop products and approximately 96%, 89% and 87% of product sales were to non U.S. customers for the year ended December 31, 1999, 2000 and 2001 respectively. Airspan generally requires a dollar irrevocable letter of credit for the full amount of significant sales to be in place at the time of shipment, except in cases where credit risk is considered to be acceptable. Airspan derived 59% of revenue from the top three customers in 1999, 54% of revenue from the top three customers in 2000 and 24.1% of revenue from the top three customers in 2001. In 1999 Airspan received 66% of goods for resale from two suppliers, DSC Communications Ireland and Flextronics International, and 69% in 2000 from one supplier, Flextronics International. In 2001 the Company received 79% of goods for resale from two suppliers, Flextronics International and Universal Scientific Industrial Co. These suppliers act as sub-contractors to manufacture a substantial part of Airspan's product for resale.


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

                             AIRSPAN NETWORKS INC.

              (in thousands, except for share and per share data)


 Reclassifications

     Certain prior-year amounts have been reclassified to conform to the current year presentations. The reclassification includes bad debts on the income statement, which has been separately identified due to materiality in size in 2001, and common stock par value, additional paid in capital and consolidated statement of shareholders equity on the balance sheet arising from reclassification on change of state of incorporation in 1999.


 Recent Accounting Pronouncements


     In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The new rules require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and goodwill acquired after this date will no longer be amortized. On adoption of FAS 142, on January 1, 2002, all goodwill is required to be subject to annual impairment tests and not to be amortized. All other intangible assets will continue to be amortized over their estimated useful lives. At December 31, 2001 we hold $25 of intangible assets and $759 of Goodwill. The Company does not expect the adoption of SFAS No. 141 or SFAS No. 142 to have a material impact on the Company's financial position, results of operations, or cash flows.


     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement is effective for all fiscal years beginning after June 15, 2002, with early application permitted. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company's financial position, results of operations, or cash flows.


     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial position, results of operations or cash flows.


2. THE ACQUISITION OF A BUSINESS UNIT OF DSC COMMUNICATIONS CORPORATION


     The Company was formed simultaneously with the acquisition of a business unit of DSC Communications Corporation, which began development of fixed wireless access systems in 1994. In accordance with the terms of the acquisition, the assets and liabilities of the business unit were transferred from DSC to the Company on January 26, 1998.


   Venture capital raised:
   Issue of Series A stock for cash .........    $30,000
   Stock issue costs ........................       (575)
                                                 -------
                                                  29,425
                                                 -------


     Consideration issued to DSC in exchange for the business unit and costs incurred:

                             AIRSPAN NETWORKS INC.

              (in thousands, except for share and per share data)


   Promissory note issued ................................     15,016
   Fair value of Preferred Series A stock issued .........     10,000
   Direct and incremental acquisition costs ..............        100
                                                               ------
                                                               25,116
                                                               ------
    Total initial assets of the Company ..................    $54,541
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

     The purchase price allocation was as follows:


   Inventory ...........................................    $  4,796
   Accounts receivable .................................       1,225
   Tangible fixed assets ...............................       2,706
   Accounts payable ....................................      (4,161)
                                                            --------
                                                               4,566
   Goodwill and identifiable intangible assets .........      20,550
                                                            --------
                                                            $ 25,116
                                                            ========

     The allocation of the excess of the purchase price over the net tangible assets acquired to goodwill and identifiable intangibles was as follows:

                                                             Amortization
                                                             allocated in
                                                  Value         years
                                                ---------   -------------
Assembled workforce .........................    $ 1,200           4
Purchase contracts ..........................      2,083           2
Patent technology ...........................        119           2
Developed technology ........................      1,900           2
In process research and development .........     14,000          --
Goodwill ....................................      1,248          10
                                                 -------
                                                 $20,550
                                                 =======

     A detailed review was undertaken to arrive at these fair values by management, who have primary responsibility, to estimate the fair values and remaining economic lives for all material intangible assets, including any in-process technology, purchased from DSC Communications Corporation in accordance with "Fair Value" as referred to in APB Opinion No. 16.

     The amount allocated to in-process research and development was recorded as a one-time charge to operations in 1998 because the technology was not fully developed and had no future alternative use. Management's expectations of the future revenue streams to be generated from this technology meant that a material amount of the purchase price was allocated to in-process research and development. The product under development was 80% complete at acquisition, with an estimated $4.1 million of cost required to complete the project associated with final development, system verification and test, documentation and release to manufacturing processes.

     The acquired in-process research and development represented the development of technologies associated with a new generation of the AS4000 System, which allowed a significantly larger number of

                             AIRSPAN NETWORKS INC.

              (in thousands, except for share and per share data)

subscribers to be supported on a single radio channel. This project was materially completed by March 31, 1998, with the first shipment in June 1998 and revenue first recognized in December 1998.

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

     The significant assumptions made in the valuation were as follows:

     o The valuation was performed as at January 31, 1998, the date of acquisition, with the knowledge and assumptions held at that date

     o Revenue streams were expected to commence in the second half of 1998 and carry on through to 2003

     o Average sales prices would be significantly lower than that of the older generation product

     o Forecasted average sales prices and costs of goods relating to the new product offering would decrease over the life of the product. The product costs decreasing at a greater rate, leading to an improvement in margins for future years

     o Risk adjusted discount factor used was 28%, assessed to be 100 basis points greater than the Company's weighted average cost of capital to allow for the required return on in-process technology

     The developed technology relates to the older generation product, designed to provide a fixed network service.

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


3. TAXATION

     The income tax benefit recorded of $3,018 relates to $2,773 income tax benefit in the UK offsetting income tax incurred on the extraordinary gain of $2,773 against tax losses incurred in the UK, and a $245 reclaim of US federal income taxes paid in 1998 and 1999, primarily attributable to intercompany interest income, against tax losses generated in the USA.

     The Company did not record an income tax benefit for the remainder of the tax losses generated in the U.K. because it has experienced operating losses since inception. At December 31, 2001 the Company has U.K. income tax net operating loss carry-forwards of $80,000, which do not expire; $7,500 U.S. income tax net operating loss carry-forwards that expire in 20 years; and Australian income tax net operating loss carry-forwards of $1,000, which do not expire.

                             AIRSPAN NETWORKS INC.

              (in thousands, except for share and per share data)

     Significant components of the Company's deferred tax assets are as follows:


                                               December 31,     December 31,
                                                   2000             2001
                                              --------------   -------------
Net operating loss carry-forwards .........     $  20,252        $  26,932
Accruals and reserves .....................            90               95
Fixed assets ..............................            29              980
                                                ---------        ---------
                                                   20,371           28,007
Valuation allowance .......................       (20,371)         (28,007)
                                                ---------        ---------
                                                $      --        $      --
                                                =========        =========


     Since the Company's utilization of these deferred tax assets is dependent on future profits, a valuation allowance equal to the net deferred tax assets has been provided following the criteria under SFAS 109 as it is considered more likely than not that such assets will not be realized.


4. PROPERTY, PLANT AND EQUIPMENT


                                            December 31,     December 31,
                                                2000             2001
                                           --------------   -------------
Plant, machinery and equipment .........      $ 10,505        $  13,399
Furniture and fixtures .................         1,053              762
Leasehold improvements .................         2,021            2,500
                                              --------        ---------
                                                13,579           16,661
Accumulated depreciation ...............        (6,779)         (10,377)
                                              --------        ---------
                                              $  6,800        $   6,284
                                              ========        =========


     Depreciation expense totaled, $2,345 for the year ended December 31, 1999, $3,108 for the year ended December 31, 2000 and $3,598 for year ended December 31, 2001.


5. INTANGIBLE ASSETS


                                           December 31,     December 31,
                                               2000             2001
                                          --------------   -------------
Assembled workforce ...................      $  1,200        $  1,200
Customer contracts ....................         2,083           2,083
Patent technology .....................           119             119
Developed technology ..................         1,900           1,900
Goodwill ..............................         1,248           1,248
                                             --------        --------
                                                6,550           6,550
Less accumulated amortization .........        (5,341)         (5,766)
                                             --------        --------
Net intangible assets .................      $  1,209        $    784
                                             ========        ========


     Amortization of intangible assets amounted to $2,476 for the year ended December 31, 1999, $595 for the year ended December 31, 2000 and $425 for the year ended December 31, 2001.

                             AIRSPAN NETWORKS INC.

              (in thousands, except for share and per share data)


6. INVENTORY

     Inventory consists of the following:


                                            December 31,     December 31,
                                                2000             2001
                                           --------------   -------------
Purchased parts and materials ..........       $5,713          $ 5,488
Finished goods and consumables .........        2,453            6,419
                                               ------          -------
                                               $8,166          $11,907
                                               ======          =======


7. ACCOUNTS RECEIVABLE

     Accounts receivable consists of:


                                          December 31,     December 31,
                                              2000             2001
                                         --------------   -------------
Amounts due within one year ..........      $ 15,853        $ 26,076
Amounts due after one year ...........            --             648
                                            --------        --------
Allowance for doubtful debts .........        (1,371)         (2,601)
                                            --------        --------
                                            $ 14,482        $ 24,123
                                            ========        ========


     During 2001 the Company entered into a contract with one customer for which extended payment terms were granted up to 24 months from shipment. Accounts receivable balances that are due after more than 12 months are classified under non current assets.


8. OTHER ACCRUED EXPENSES


                                          December 31,     December 31,
                                            2000             2001
                                          --------------   -------------

Warranty ...............................     $  546           $  761
Restructuring ..........................         --              541
Other ..................................      3,174            3,447
                                             ------           ------
                                             $3,720           $4,779
                                             ======           ======


9. ACCRUED RESTRUCTURING CHARGES


     In the third quarter of 2001, the Company implemented a restructuring program to reduce operating expenses and recorded a charge of $1.2 million in relation to this program. Included in this charge are costs related to excess facilities and severance. The Company initially expected to sublease the excess facility space by the end of the first quarter of 2002. Due to the severity of the economic slow down, it is now expected to be sublet by the end of 2002. All severance payments will be made by the end of the third quarter 2002. The total number of employees being terminated as part of this plan is 30. At December 31, 2001, four of these employees were still working in the Company.

                             AIRSPAN NETWORKS INC.

              (in thousands, except for share and per share data)

     As of December 31, 2001 the restructuring charge and its utilization is summarized as follows:


                                                               Remaining
                               Initial Accrued    Charged       Accrued
                                Restructuring     against    Restructuring
                                    Charge       Liability      Charge
                              ----------------- ----------- --------------
Facility related ............       $  551          $244         $307
Severance and other .........          684           450          234
                                    ------          ----         ----
                                    $1,235          $694         $541
                                    ======          ====         ====


     Included in the third-quarter 2001 facility restructuring charge is $0.2 million for the write down of certain fixed assets, mainly furniture and fixtures. All other charges will result in direct cash outlays. These assets will be disposed of as part of the sublease program, once the office is sublet. The realizable value of these assets has been estimated from the expected market price of similar assets.

10. LONG-TERM DEBT

     Long-term debt consists of:


                                                                    December 31,     December 31,
                                                                        2000             2001
                                                                   --------------   -------------
Promissory note payable to DSC, bearing interest at 7% .........       $18,394              --
Promissory note, bearing interest at 9% ........................           583          $   90
Subordinated promissory notes, bearing interest at 6% ..........         2,500           2,500
                                                                       -------          ------
                                                                       $21,477          $2,590
                                                                       =======          ======


     The Company negotiated a settlement with DSC Telcom L.P. in the first quarter of 2001. Under the settlement agreement the Company agreed to pay $9.3 million in 2001 in exchange for complete forgiveness of the debt which would have been repayable in 36 equal monthly installments commencing February 1, 2001. This gave rise to an extraordinary gain of $9.2 million, which was partially offset by tax on the gain of $2.7 million to show an extraordinary gain, net of taxes, of $6.5 million. In addition, the Company and DSC Telcom L.P. mutually released each other from certain claims made by the parties relating to the formation of Airspan in January 1998.

     On March 19, 1999 the Company entered into two Loan Agreements to borrow $2,500 in installments of $1,250 each. The Company executed the borrowing of $1,250 against this Loan Agreement on March 29, 1999 as evidenced by the issuance of a promissory note. The promissory note is repayable in 30 equal monthly installments of $46 commencing May 1, 1999, an installment of $94 on October 1, 2001 and a final installment to be paid on May 1, 2002. The promissory note has an interest rate of 9% per annum.

     On March 19, 1999 the Company also entered into a subordinated loan and security agreement to borrow $3,750 in increments of $1,250 each. The Company executed the loan on March 29, 1999 by the issuance of three subordinated promissory notes of $1,250. Two of the subordinated promissory notes have the same repayment conditions of 54 monthly installments consisting of one monthly installment of interest only of $0.4 (paid April 1999), 52 monthly installments of interest only of $6 (starting May 1, 1999) and one final balloon payment of $1,256 on September 1, 2003. The Company is required to prepay one of the notes in 2002 under the terms of the lease agreement because the security it finances, a guarantee to a supplier, has lapsed. Both subordinated promissory notes have an interest rate of 6% per annum. The third subordinated promissory note was payable in 21 monthly installments consisting of one monthly installment of interest only of $0.4 (paid April 1999), 19 monthly installments of interest only of $6 (starting May 1, 1999) and one final balloon payment of $1,256 made on December 1, 2000. The promissory note had an interest rate of 6% per annum.

                             AIRSPAN NETWORKS INC.

              (in thousands, except for share and per share data)

     Long term debt maturities at December 31, 2001 are as follows:


             2002 .........................................    $1,340
             2003 .........................................     1,250
                                                               ------
                                                               $2,590
                                                               ======


11. COMMITMENTS


     There were no capital lease obligations at December 31, 2001.


     The net book value of machinery and equipment under capital lease obligations, at December 31, 2000 was $16 and at December 31, 2001 was $NIL.


     Airspan has $234 in commitments for the acquisition of property, plant and equipment at December 31, 2001.


     Airspan has commitments with its two main sub contract manufacturers Flextronics and USI, under various purchase order and forecast arrangements, to a value of $4,100.


     Airspan Networks Inc. has entered into various operating lease agreements, primarily for office space, warehouse space and vehicles. Rent expense for the year ended December 31, 1999 was $1,554, $1,800 for the year ended December 31, 2000 , and $2,531 for the year ended December 31, 2001.


     Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year as of December 31, 2001 are as follows:


            2002 ..............................................    $ 1,791
            2003 ..............................................      1,576
            2004 ..............................................      1,295
            2005 ..............................................      1,273
            2006 ..............................................      1,158
            Thereafter ........................................      3,852
                                                                   -------
                                                                   $10,945
                                                                   =======


     The Company had bank guarantees with its landlords, a supplier and customers totaling $7,207 at December 31, 2000 and $1,290 at December 31, 2001. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. These pledges have been classified as restricted cash.


12. SEGMENTS


     As a developer and supplier of fixed wireless communications access systems and solutions, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. All of the Company's revenue is generated from the United Kingdom operations.

                             AIRSPAN NETWORKS INC.

              (in thousands, except for share and per share data)

     An analysis of revenue by geographical market is given below:


                                      Year ended     Year ended     Year ended
                                     December 31,   December 31,   December 31,
                                         1999           2000           2001
                                    -------------- -------------- -------------
United States .....................     $   487        $ 3,465       $ 4,745
Asia Pacific ......................       4,928         12,533        13,685
Europe ............................       5,151         12,786         6,108
Africa and Middle East ............       1,725          1,112        10,083
South America & Caribbean .........         189            383         2,801
                                        -------        -------       -------
                                        $12,480        $30,279       $37,422
                                        =======        =======       =======


     For the year ending December 31, 1999 the Company had revenues from transactions with three customers, which amounted to 27%, 18% and 13% of total revenues. For the year ended December 31, 2000 the Company had revenues from transactions with three customers, which amounted to 25%, 18% and 10% of total revenues. During the year ended December 31, 2001 the Company had no customers whose revenue was greater than 10% of the year's total.

     Substantially all of the Company's assets other than most of the cash and certain intangibles are located within the United Kingdom and Ireland.


                                         December 31,     December 31,     December 31,
                                             1999             2000             2001
                                        --------------   --------------   -------------
Long-lived assets:
Property, plant and equipment, net:
 United States ......................       $    11         $    142         $    273
 United Kingdom and Ireland .........         6,740            6,658            5,831
 Rest of the world ..................            --               --              180
                                            -------         --------         --------
                                              6,751            6,800            6,284
                                            -------         --------         --------
Intangible assets, net:
 United States ......................         1,092              884              759
 United Kingdom and Ireland .........           712              325               25
                                            -------         --------         --------
                                              1,804            1,209              784
                                            -------         --------         --------
   Total long-lived assets ..........       $ 8,555         $  8,009         $  7,068
                                            =======         ========         ========
Total assets:
 United States ......................       $55,464         $106,523         $ 39,874
 United Kingdom and Ireland .........        32,756           50,811           79,367
 Rest of the world ..................            --               --              453
                                            -------         --------         --------
                                            $88,220         $157,334         $119,694
                                            =======         ========         ========

13. STOCK OPTIONS AND COMMON STOCK

     On February 1, 1998, the Board of Directors authorized the establishment of a non-qualified employee stock options plan whereby the Company may grant employees stock options to purchase up to 2,791,667 shares of common stock. Under subsequent amendments to the 1998 plan the Board of Directors approved an increase in the number of shares of common stock reserved under the plan from 2,791,667 to 4,591,667 in May 2000 and from 4,591,667 to 6,091,667 in February
2001.

     The exercise price of each option is equal to the market price of the Company's common stock on the date of grant. Prior to the Company's initial public offering, the Board of Directors of the Company

                             AIRSPAN NETWORKS INC.

              (in thousands, except for share and per share data)

determined the market price. Since the offering it is taken as the closing price from the previous day's closing price on the Nasdaq. Employee stock options generally vest over a four-year period and expire on the tenth anniversary of their issuance. The total number of options granted to employees under the plans were 537,334 in 1999, 769,585 in 2000 and 1,823,265 in 2001.

     Also, within the plans described above, the Company granted non-qualified common stock options to directors under various discrete option agreements. The number of non-qualified options granted to directors were 96,666, 1,100,000 and 685,000 in 1999, 2000 and 2001, respectively.

     The Company has a full recourse note receivable from a director relating to the exercise of such options in the amount of $130 outstanding at December 31, 2000 and December 31, 2001. Such options may be exercised for the issuance of restricted stock to the extent such options are not vested. Restrictions on such stock would lapse over the same four year vesting schedule as the underlying option. In the event of termination, the Company has a repurchase right determined at the original exercise price.

     In December 1999 the Company granted options to purchase 5,000 shares of common stock to a consultant at an exercise price of $6.00 per share. These options were granted in exchange for consulting services. In July 2000 the Company granted non-qualified options to purchase 30,000 shares of common stock to an agent at an exercise price of $15.00 per share. These options were granted in exchange for release from a previous distributor agreement. The Company valued all these options using the Black-Scholes option-pricing model. As such, $93 was charged to operations in 1999 and $203 was charged to operations in 2000 to reflect the estimated fair value of the underlying options. There was no charge to operations in 2001. All such options remain unexercised as of December 31, 2001. There were no options granted to consultants during 2001.

     At December 31, 2001 the Company had reserved 942,348 of its Common Stock for purchase upon exercise of options to be granted in the future.


     The following table sets forth the activity for all common stock options:



                                                               Weighted
                                             Number of         Average
                                               Shares       Exercise Price
                                           -------------   ---------------
Outstanding, December 31, 1998 .........     1,217,167         $ 0.30
 Granted ...............................       639,000           2.32
 Forfeited .............................       (69,548)          0.50
 Exercised .............................      (196,720)          0.30
                                             ---------
Outstanding, December 31, 1999 .........     1,589,899           1.11
 Granted ...............................     1,899,585          10.57
 Forfeited .............................      (331,724)          3.95
 Exercised .............................      (128,944)          0.37
                                             ---------
Outstanding, December 31, 2000 .........     3,028,816           6.75
 Granted ...............................     2,508,265           3.20
 Forfeited .............................      (311,961)          3.50
 Exercised .............................      (270,774)          0.66
                                             ---------
Outstanding, December 31, 2001 .........     4,954,346         $ 5.47
                                             =========         ======

                             AIRSPAN NETWORKS INC.

              (in thousands, except for share and per share data)

     The following table sets forth stock options outstanding at December 31, 2001:


                                            Outstanding Options                         Exercisable Options
                                              Weighted Average                           Weighted Average
                                         --------------------------                  -------------------------
        Exercise                                        Remaining                                   Remaining
         Price                            Exercise     Contractual                    Exercise     Contractual
         Ranges              Number         Price          Life          Number         Price         Life
-----------------------   ------------   ----------   -------------   ------------   ----------   ------------
 $0.30 ................      560,051       $ 0.30           6.15         515,336       $ 0.30          6.14
 0.54 .................      120,195         0.54           7.18          80,327         0.54          7.17
 1.17 -- 1.67 .........        9,361         1.37           8.52           2,361         1.17          7.42
 1.79 -- 2.61 .........      854,929         1.93           9.73          32,372         1.85          9.26
 2.83 -- 3.62 .........      631,499         3.16           8.63         131,333         3.57          7.82
 4.38 -- 5.93 .........    1,053,950         4.44           9.10           9,214         4.51          9.08
 6.00 -- 6.18 .........      553,833         6.00           8.81          72,576         6.00          8.73
 7.50 .................      119,361         7.50           8.16          54,280         7.50          8.16
 9.60 .................      261,666         9.60           8.45          99,301         9.60          8.45
 15.00 ................      789,501        15.00           8.54         542,741        15.00          8.54
                           ---------       ------           ----         -------       ------          ----
Total .................    4,954,346       $ 5.47           8.59       1,539,841       $ 6.95          7.61
                           =========       ======           ====       =========       ======          ====

     The Company applies APB 25 in accounting for its stock options and warrants. On a pro forma basis, had compensation cost been determined on the basis of fair value determined under the Black-Scholes method pursuant to SFAS 123, net loss would have been as follows for the years ended December 31, 1999, 2000 and 2001:


                                      Year ended     Year ended     Year ended
                                     December 31,   December 31,   December 31,
                                         1999           2000           2001
                                    -------------- -------------- -------------
Net loss, as reported .............   $ (29,449)     $ (25,637)     $ (18,844)
Pro forma net loss ................     (29,480)       (36,412)       (25,036)
Net loss per share ................      (33.84)         (1.44)         (0.54)
Pro forma net loss per share ......      (33.87)         (2.05)         (0.72)


     The weighted average fair value of the options at their grant date was $0.60 during 1999, $5.80 during 2000 and $2.54 during 2001. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average of the assumptions used in the model:


                                       Year ended     Year ended     Year ended
                                      December 31,   December 31,   December 31,
                                          1999           2000           2001
                                     -------------- -------------- -------------
Risk-free interest rate ............       5.60%          6.13%          4.4%
Expected years until exercised .....          5              5             5
Expected dividend yield ............         --             --            --
Expected volatility ................         --             50%          108%


     The pro forma effect of applying SFAS 123 is not likely to be representative of the effects on reported net income or loss for future years.

                             AIRSPAN NETWORKS INC.

              (in thousands, except for share and per share data)

     In July 2001 the Board of Directors approved a plan to allow eligible employees to exchange outstanding options granted between and including October 1, 1999 and December 13, 2001 under the Airspan Networks Inc. 1998 stock option and restricted stock plan and the 2001 supplemental stock option plan for new options.

     The number of new options offered in exchange for eligible options that were to be cancelled was as follows:

     (1) For eligible options with an exercise price of US$4.00 or more, 4 new options for every 5 eligible options cancelled;

     (2) For eligible options issued before November 1, 2001 with an exercise price of less than US$4.00, 3 new options for every 4 eligible options cancelled; and

     (3) For eligible options issued on or after November 1, 2001, 1 new option for every 1 eligible option cancelled in the offer.

     The new options will have the same terms and conditions as the related eligible options cancelled in the offer, except for the following:

     (1) The exercise price of the new options will be equal to 100% of the closing market price of one of our common shares on the date of grant of the new options.

     (2) The new options will have a term of ten years from the original date of grant of the eligible options.

     (3) The new options will have the same vesting schedule as the related eligible options cancelled in the offer.

     The offer of exchange closed on January 18, 2002. On the closing, 665,796 options were cancelled at a weighted average price of $6.64. New options will be granted on July 19, 2002 to those eligible employees who elected to participate in this offer.

     In 2000, the Company adopted the 2000 Employee Stock Purchase Plan ("ESPP"), which is intended to qualify as an employee stock purchase plan under
Section 423 of the Internal Revenue Code of 1986. As of December 31, 2001, 342,906 shares of common stock were reserved for issuance under the ESPP. The first offering commenced on July 19, 2000, and continued through July 31, 2001. Thereafter, offerings shall commence on each subsequent August 1 and shall last for a period of one year, and the final offering under this Plan shall commence on August 1, 2005 and terminate on July 31, 2006.

     On August 1, 2001, the Company issued 157,094 shares at $1.57 per share to employees participating in the ESPP.


14. CONVERTIBLE PREFERRED STOCK

     The holders of the $1.00 Series A Convertible Preferred Stock (Series A Stock) and $1.75 Series B Convertible Preferred Stock (Series B Stock) and $2.50 Series C Convertible Preferred Stock (Series C Stock) all converted to common stock on a three for one basis upon the closing of a qualified initial public offering. As at December 31, 2001 there is no issued Convertible Preferred Stock.


15. STOCK WARRANTS

     As of December 31, 2001, in addition to the option plans discussed above, Airspan has various warrants outstanding to purchase 83,333 shares of the Company's common stock at exercise prices of $5.25 per share which were issued in connection with debt facilities and lease agreements. As of December 31, 2001 all of these warrants were currently exercisable. These warrants expire on July 19, 2003. The number

                             AIRSPAN NETWORKS INC.

              (in thousands, except for share and per share data)

of shares of Common Stock to be obtained upon exercise of certain of these warrants are subject to adjustment under certain conditions. The estimated fair value of the warrants, determined based on the Black-Scholes valuation model, was $95. The value of these warrants was recorded as deferred loan costs and are amortized over the life of the loan.


16. NET LOSS PER SHARE

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

     The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated:


                                                                Year ended     Year ended     Year ended
                                                               December 31,   December 31,   December 31,
                                                                   1999           2000           2001
                                                              -------------- -------------- -------------
Numerator:
Loss before tax and extraordinary item ......................  $   (29,349)   $   (25,642)   $   (28,333)
Income taxes ................................................         (100)             5          3,018
Loss before extraordinary item ..............................      (29,449)       (25,637)       (25,315)
Extraordinary item, net of taxes ............................           --             --          6,471
Net loss ....................................................  $   (29,449)   $   (25,637)   $   (18,844)
                                                               ===========    ===========    ===========
Denominator:
Weighted average common shares outstanding ..................    1,231,728     18,014,913     34,902,325
Less weighted average shares of restricted stock ............     (361,400)      (217,014)       (92,014)
                                                               -----------    -----------    -----------
Denominator for basic and diluted calculations ..............      870,328     17,797,899     34,810,311
Weighted average pro forma conversion of convertible
 preferred Stock ............................................   20,575,794     13,365,675             --
                                                               -----------    -----------    -----------
Denominator for pro forma basic and diluted calculation .....   21,446,122     31,163,574     34,810,311
                                                               ===========    ===========    ===========
Earnings per share -- basic and diluted:
Loss before tax and extraordinary item ......................  $    (33.72)   $     (1.44)   $     (0.81)
Income tax credit ...........................................  $     (0.12)            --    $      0.08
Loss before extraordinary item ..............................  $    (33.84)   $     (1.44)   $     (0.73)
Extraordinary item, net of taxes ............................           --             --    $      0.19
Net Loss per share:
Basic and diluted ...........................................  $    (33.84)   $     (1.44)   $     (0.54)
                                                               ===========    ===========    ===========
Pro forma basic and diluted .................................  $     (1.37)   $     (0.82)   $     (0.54)
                                                               ===========    ===========    ===========

     There were 1,589,899 stock options, 249,998 Series B Convertible stock warrants and 78,571,429 shares of convertible preferred stock outstanding at December 31, 1999, and 3,028,816 stock options, 83,333 Common stock warrants and no shares of convertible preferred stock outstanding at December 31,

                             AIRSPAN NETWORKS INC.

              (in thousands, except for share and per share data)

2000 and 4,954,346 stock options, 83,333 common stock warrants and no shares of convertible preferred stock at December 31, 2001 that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method for stock options and warrants using the if converted method for convertible preferred stock.


17. PAR VALUE

     The Company's common stock originally had a par value of $0.01. On August 6, 1999, the Company reincorporated from Delaware to Washington. In connection with this reincorporation, the par value of the common stock was changed to $0.0001. As a result of the reverse split described in note 1, the par value of common stock is now $0.0003.


18. RELATED PARTY TRANSACTIONS

     Airspan paid $263 in 1999 and $240 in 2000 to SeaPoint Ventures for executive management and accounting services. Thomas Huseby was chairman of the Company's board of directors in 1998, 1999 and part of 2000 and is a general partner of SeaPoint Ventures. No payments were made to SeaPoint Ventures in 2001 other than Thomas Huseby's director's fees as disclosed in the proxy statement.


19. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table represents our consolidated results for each of the eight quarters ending December 31, 2001. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this Form 10-K. In the opinion of management, all necessary material adjustments have been included to present fairly the unaudited quarterly results when read in conjunction with our audited financial statements and related notes.


                                                    Quarter Ended
                                   -----------------------------------------------
                                     Apr. 2,     July 2,     Oct. 1,     Dec. 31,
                                       2000        2000        2000        2000
                                   ----------- ----------- ----------- -----------
                                       ($ in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenue ..........................  $   5,661   $   6,862   $   8,801   $   8,955
Cost of Revenue ..................      3,530       4,469       5,546       5,237
Inventory Provision ..............         --          --          --          --
                                    ---------   ---------   ---------   ---------
Gross Profit .....................      2,131       2,393       3,255       3,718
Operating Expenses ...............
 Research and Development ........      4,199       4,194       4,355       3,998
 Sales and Marketing .............      2,982       3,335       3,443       4,537
 Bad Debt Reserve ................        117          39          57        (152)
 General and Administration ......      2,243       2,105       2,330       2,690
 Amortization of Intangibles .....        276         105         108         106
 Restructuring provision .........         --          --          --          --
                                    ---------   ---------   ---------   ---------
 Total Operating Expense .........      9,817       9,778      10,293      11,179
                                    ---------   ---------   ---------   ---------
Loss from Operations .............     (7,686)     (7,385)     (7,038)     (7,461)



                                                    Quarter Ended
                                   ------------------------------------------------
                                     Apr. 2,     July 1,      Oct. 1,     Dec. 31,
                                       2001        2001        2001         2001
                                   ----------- ----------- ------------ -----------
                                       ($ in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenue ..........................  $ 10,051    $   8,618   $    8,597   $ 10,156
Cost of Revenue ..................     5,964        5,683        5,028      6,616
Inventory Provision ..............        --           --        1,417         --
                                    --------    ---------   ----------   --------
Gross Profit .....................     4,087        2,935        2,152      3,540
Operating Expenses ...............
 Research and Development ........     4,045        3,902        3,672      3,048
 Sales and Marketing .............     4,426        4,466        3,530      3,082
 Bad Debt Reserve ................      (289)        (102)       1,040        558
 General and Administration ......     2,859        2,867        2,668      2,341
 Amortization of Intangibles .....       106          106          106        107
 Restructuring provision .........        --           --        1,235         --
                                    --------    ---------   ----------   --------
 Total Operating Expense .........    11,147       11,239       12,251      9,136
                                    --------    ---------   ----------   --------
Loss from Operations .............    (7,060)      (8,304)     (10,099)    (5,596)

                             AIRSPAN NETWORKS INC.

              (in thousands, except for share and per share data)


                                                 Quarter Ended
                                     -------------------------------------
                                       Apr. 2,      July 2,      Oct. 1,
                                         2000         2000         2000
                                     ----------- ------------- -----------
                                       ($ in thousands, except per share
                                                     data)

Other Income (expense):
Interest expense ...................      (473)        (399)        (407)
Interest and other income ..........     1,111          750        1,508
                                         -----         ----        -----
Loss before income taxes ...........    (7,048)      (7,034)      (5,937)
                                        ------       ------       ------
Income Tax (charge)/credit .........       (16)          --           16
                                        ------       ------       ------
Loss before extraordinary item .....    (7,064)      (7,034)      (5,921)
                                        ------       ------       ------
Extraordinary item
 Gain on extinguishment of
   debt ............................        --           --           --
                                        ------       ------       ------
 Income tax charge .................        --           --           --
                                        ------       ------       ------
Gain after tax .....................        --           --           --
                                        ------       ------       ------
Net (Loss)/Profit ..................  $ (7,064)    $ (7,034)    $ (5,921)
                                      ========     ========     ========
Loss before extraordinary item
 per share, basic and diluted ......  $  (6.50)    $  (6.21)    $  (0.17)
Net loss per share basic and
 diluted ...........................  $  (6.50)    $  (6.21)    $  (0.17)



                                                             Quarter Ended
                                     --------------------------------------------------------------
                                       Dec. 31,     Apr. 2,     July 1,     Oct. 1,      Dec. 31,
                                         2000         2001        2001        2001         2001
                                     ------------ ----------- ----------- ----------- -------------
                                                ($ in thousands, except per share data)

Other Income (expense):
Interest expense ...................       (399)       (191)        (73)        (54)         (8)
Interest and other income ..........      2,237       1,361         648         714         329
                                         ------      ------      ------      ------      -------
Loss before income taxes ...........     (5,623)     (5,890)     (7,729)     (9,439)     (5,275)
                                         ------      ------      ------      ------      -------
Income Tax (charge)/credit .........          5          --       2,773          --         245
                                         ------      ------      ------      ------      -------
Loss before extraordinary item .....     (5,618)     (5,890)     (4,956)     (9,439)     (5,030)
                                         ------      ------      ------      ------      -------
Extraordinary item
 Gain on extinguishment of
   debt ............................         --          --       9,244          --          --
                                         ------      ------      ------      ------      -------
 Income tax charge .................         --          --      (2,773)         --          --
                                         ------      ------      ------      ------      -------
Gain after tax .....................         --          --       6,471          --          --
                                         ------      ------      ------      ------      -------
Net (Loss)/Profit ..................   $ (5,618)   $ (5,890)   $  1,515    $ (9,439)    $(5,030)
                                       ========    ========    ========    ========     ========
Loss before extraordinary item
 per share, basic and diluted ......   $  (0.16)   $  (0.17)   $  (0.14)   $  (0.27)    $ (0.14)
Net loss per share basic and
 diluted ...........................   $  (0.16)   $  (0.17)   $   0.04    $  (0.27)    $ (0.14)

     The quarters ended April 2, 2001 and July 1, 2001 differ from amounts previously reported in the respective Form 10-Q's with respect to the quarters in which the extraordinary item is recognized.








     On February 14, 2001 we entered into a settlement agreement with Alcatel, which released the Company from our $18.5 million promissory note with DSC Telecom L.P. Under the settlement agreement the Company agreed to pay $9.3 million in two installments, the first one due in the first quarter of 2001, the second in the second quarter of 2001, in exchange for complete forgiveness of the debt. The extraordinary gain of $9.2 million that arose from this transaction was partially offset by tax on the gain of $2.7 million to show an extraordinary gain, net of taxes of $6.5 million. We recorded this extraordinary gain in the first quarter of 2001. After careful review of the settlement agreement, we now consider that technically the promissory note was not extinguished until the second quarter when the final payment under the settlement agreement was made. Therefore the extraordinary gain and tax effect have now been recorded in the second quarter 2001. There were no other changes to amounts previously reported.

                             AIRSPAN NETWORKS INC.

                NOTES TO THE FINANCIAL STATEMENTS -- (Concluded)
              (in thousands, except for share and per share data)


                                           Previously                 Currently   Previously                  Currently
                                            reported                   reported    reported                   Reported
                                            April. 2,   Reconciling   April. 2,     July 1,    Reconciling     July 1,
                                              2001      Differences      2001        2001      Differences      2001
                                          ------------ ------------- ----------- ------------ ------------- ------------
Loss before income taxes ................   $ (5,890)          --     $ (5,890)    $ (7,729)          --      $ (7,729)
                                            --------           --     --------     --------           --      --------
Income tax (charge)/credit ..............      2,773     $ (2,773)          --           --     $  2,773         2,773
                                            --------     --------     --------     --------     --------      --------
Loss before extraordinary item ..........     (3,117)      (2,773)      (5,890)      (7,729)       2,773        (4,956)
Extraordinary item ......................
 Gain on extinguishment of debt .........      9,244       (9,244)          --           --        9,244         9,244
 Income tax charge ......................     (2,773)       2,773           --           --       (2,773)       (2,773)
                                            --------     --------     --------     --------     --------      --------
 Gain after tax .........................      6,471       (6,471)          --           --        6,471         6,471
                                            --------     --------     --------     --------     --------      --------
Net Gain/(Loss) .........................   $  3,354     $ (9,244)    $ (5,890)    $ (7,729)    $  9,244      $  1,515
                                            ========     ========     ========     ========     ========      ========
Loss before extraordinary item
 per share, basic and diluted ...........   $  (0.09)    $  (0.08)    $  (0.17)    $  (0.22)    $   0.08      $  (0.14)
Net loss per share basic and diluted.....   $   0.10     $  (0.27)    $  (0.17)    $  (0.22)    $   0.27      $   0.04

                                  Schedule II





                                                 Airspan Networks Inc. Valuation and Qualifying Accounts
                                       ---------------------------------------------------------------------------
                                                             Additions               Deductions
                                                      ------------------------ -----------------------
                                         Balance at                  Written                 Charged    Balance at
                                        Beginning of   Charged to    Back to    Credit to    Against      End of
                                           Period       Expenses    Provision    Expenses   Provision     Period
                                       -------------- ------------ ----------- ----------- ----------- -----------
                                                             (in thousands of U.S. Dollars)
Allowance for doubtful debts:
Year ended December 31, 2001 .........     $1,371        $1,741        $ 23      $ (534)         --       $2,601
Year ended December 31, 2000 .........      1,130           829         180        (768)         --        1,371
Year ended December 31, 1999 .........        578           856          --         (21)     $ (283)       1,130

                                                                     EXHIBIT 21



Airspan's Subsidiaries

Airspan Communications (Ireland) Ltd.

Airspan Communications Holdings (Ireland)

Airspan Communications Ltd.

Airspan Networks PTY Ltd (Australia) (Subsidiary of Airspan Communications Ltd.)

Airspan Communications (Shanghai) Co. Ltd

Airspan Networks Eastern Europe Ltd (Subsidiary of Airspan Communications Ltd.)

P.T. Airspan Networks Indonesia

Financial Statement Schedules


                                                                   Exhibit 23.1


                        CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-45260) pertaining to the 1998 Stock Option and Restricted Stock Plan and the Registration Statement (Form S-8 No. 333-45262) pertaining to the 2000 Employee Stock Purchase Plan and the Registration Statement (Form S-8 No. 333-62024) pertaining to the 2001 Supplemental Stock Option Plan of Airspan Networks, Inc. of our report dated January 29, 2002, with respect to the consolidated financial statements and schedule of Airspan Networks, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2001.




Ernst & Young LLP


London England
March 28, 2002