Form 10QSB
period 2002-03-31
AIRSPAN NETWORKS INC
filed 2002-05-08
CIK 1105542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   Act of 1934

                  For the quarterly period ended March 31, 2002

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              Exchange Act of 1934

              For the transition period from _________to__________.

                        Commission file number 000-31031

                              AIRSPAN NETWORKS INC.
             (Exact name of registrant as specified in its charter)

              Washington                               75-2743995
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

    13450 West Sunrise Boulevard
           Sunrise, FL                                          33323
  --------------------------------------                     ----------
 (Address of principal executive offices)                    (Zip Code)

               Registrant's telephone number, including area code:
                                 (954) 851-1660
                                 --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Number of shares outstanding of the registrant's common stock as of April 26, 2002: 35,135,912

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                              AIRSPAN NETWORKS INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                  DECEMBER 31,        MARCH 31,
                                                                                     2001               2002
                                                                                   ---------          ---------
                                                                                            (unaudited)
                  ASSETS

Current Assets
Cash and cash equivalents                                                          $  70,260          $  65,632
Restricted cash                                                                        1,290              1,274
Accounts receivable, less allowance for doubtful accounts of $2,601
in 2001 and $1,929 at March 31, 2002                                                  23,475             19,571
Unbilled accounts receivable                                                             706                668
Inventory                                                                             11,907             14,820
Prepaid expenses and other current assets                                              4,233              3,938
                                                                                   ---------          ---------

                                 Total Current Assets                                111,871            105,903

Property, plant and equipment, net                                                     6,284              5,745
Goodwill                                                                                 759                784
Intangible assets, net                                                                    25                 --
Long-term accounts receivable                                                            648                 --
Other non-current assets                                                                 107                 59
                                                                                   ---------          ---------
                                 Total Assets                                      $ 119,694          $ 112,491
                                                                                   =========          =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                                   $   5,956          $   7,721
Accrued taxes                                                                            326                310
Deferred revenue                                                                         790                379
Other accrued expenses                                                                 4,779              5,015
Current portion of long-term debt                                                      1,340              1,250
                                                                                   ---------          ---------
                                 Total Current Liabilities                            13,191             14,675
                                                                                   ---------          ---------



Non Current Liabilities
Long-term debt                                                                         1,250              1,250
                                                                                   ---------          ---------
                                 Total Non Current Liabilities                         1,250              1,250
                                                                                   ---------          ---------



Stockholders' Equity
Common stock, $0.0003 par value; 50,000,000 shares authorized in 2001
and 2002: 35,120,199 issued in 2001 and 35,131,430 issued in 2002                         10                 10
Note receivable - stockholder                                                           (180)              (180)
Additional paid in capital                                                           214,491            214,496
Accumulated other comprehensive income                                                   458                 17
Accumulated deficit                                                                 (109,526)          (117,777)
                                                                                   ---------          ---------
                                 Total Stockholders' Equity                          105,253             96,566
                                                                                   ---------          ---------

                                 Total Liabilities and Stockholders Equity         $ 119,694          $ 112,491
                                                                                   =========          =========

                              AIRSPAN NETWORKS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands except for share and per share data)


                                                        YEAR-TO-DATE AND
                                                          QUARTER ENDED

                                                    APRIL 1,         MARCH 31,
                                                     2001              2002
                                                 ------------      ------------
                                                           (unaudited)


Revenue                                          $     10,051      $      3,389
Cost of revenue                                        (5,964)           (3,017)
                                                 ------------      ------------
Gross profit                                            4,087               372
                                                 ------------      ------------


Operating expenses
Research and development                                4,045             3,314
Sales and marketing                                     4,137             2,938
General and administration                              2,859             2,241
Amortization of goodwill                                   31                --
Amortization of intangibles                                75                --
Restructuring provision                                    --               167
                                                 ------------      ------------
Total operating expenses                               11,147             8,660
                                                 ------------      ------------

Loss from operations                                   (7,060)           (8,288)

Interest expense                                         (191)              (45)
Interest and other income                               1,361                83
                                                 ------------      ------------
Loss before tax                                        (5,890)           (8,250)
                                                 ------------      ------------

Income tax charge                                          --                (1)
                                                 ------------      ------------
Net loss                                         $     (5,890)     $     (8,251)
                                                 ============      ============

Net loss per share
- basic and diluted                              $      (0.17)     $      (0.23)

Weighted average shares outstanding
- basic and diluted                                 34,580,448        35,112,026

                              AIRSPAN NETWORKS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  YEAR-TO-DATE

                                                                               APRIL 1,     MARCH 31,
                                                                                 2001         2002
                                                                              ---------    ---------
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                      $  (5,890)   $  (8,251)

Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                 951          866
      Other Comprehensive Income                                                 (1,300)        (441)
      Accretion of interest on notes payable                                        109           --
Change in operating assets and liabilities:
      (Increase)/decrease in receivables                                         (2,978)       4,552
      Increase in inventories                                                    (2,257)      (2,913)
      (Increase)/decrease in other current assets                                (1,593)         381
      Increase in accounts payable                                                  454        1,765
      Increase/(decrease) in deferred revenue                                       634         (411)
      Increase in accrued expenses                                                1,937          220
                                                                              ---------    ---------
Net cash used in operating activities                                            (9,933)      (4,232)
                                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment                                               (1,330)        (327)
                                                                              ---------    ---------
Net cash used in investing activities                                            (1,330)        (327)
                                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Purchase of short-term debt                                                        (362)          --
Payment of long-term debt, including capital lease obligations                   (6,130)         (90)
Exercise of stock options                                                           102            5
Restricted cash movement                                                             53           16
                                                                              ---------    ---------
Net cash used by financing activities                                            (6,337)         (69)
                                                                              ---------    ---------

Decrease in cash and cash equivalents                                           (17,600)      (4,628)
Cash and cash equivalents, beginning of period                                  115,340       70,260
                                                                              ---------    ---------
Cash and cash equivalents, end of period                                      $  97,740    $  65,632
                                                                              =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                                 $     155    $      41

BUSINESS

We are a global supplier of broadband Fixed Wireless Access ("FWA") equipment that allows communications service providers (often referred to as "local exchange carriers," or simply telephone companies) to cost effectively deliver integrated high-speed data and voice services using radio frequencies rather than wires. We call this transmission method "Wireless DSL". The market for our systems is a subset of the fixed wireless systems market. Our systems are based on a digital wireless technique known as Direct Sequence - Code Division Multiple Access, or DS-CDMA, which provides wide area coverage, security and resistance to fading. Our systems can be deployed rapidly and cost effectively, providing an attractive alternative or complement to traditional copper wire, cable, or fiber-optic communications access networks. Our products also include software tools that optimize geographic coverage of our systems and provide ongoing network management. To facilitate the deployment and operation of our systems, we also offer network installation, training and support services. During 1996, we began shipping our products -- these were among the first fixed point-to-multipoint wireless systems to be commercially deployed. Our systems have been deployed by more than 90 network operators in approximately 45 countries.

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature, as well as the accounting changes required by SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. The interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. Certain reclassifications have been made for consistent presentation.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2001.

All notes to the financial statements are shown in thousands, except for share data.

Our presentation in this Form 10-Q of the results for the quarter ended April 1, 2001 differs from the presentation in the original quarter one 2001 filing. We have changed the way in which the "extraordinary item" previously recorded in the quarter ended April 1, 2001 was recognized.

On February 14, 2001 we entered into a settlement agreement with Alcatel, which released the Company from its obligations under an $18.5 million promissory note with DSC Telecom L.P. Under the settlement agreement the Company agreed to pay $9.3 million in two installments, the first of which was due in the first quarter of 2001, the second in the second quarter of 2001, in exchange for complete forgiveness of the debt. The extraordinary gain of $9.2 million that arose from this transaction was partially offset by tax on the gain of $2.7 million to show an extraordinary gain, net of taxes of $6.5 million. In the Form 10Q for the first quarter of 2001 we recorded this as an extraordinary gain made in the first quarter of 2001. After careful review of the settlement agreement, we now consider that technically the promissory note was not extinguished until the second quarter when the final payment under the settlement agreement was made. Therefore in this filing, we are revising the earlier accounting for the gain and recording it as having taken place in the second quarter 2001. There were no other changes to amounts previously reported.

                                          Previously                   Currently      Previously                 Currently
                                           reported                     reported      reported                   Reported
                                           April. 1,    Reconciling     April. 1,      July 1,   Reconciling      July 1,
                                             2001       Differences       2001          2001     Differences       2001
                                          ----------    -----------   ----------    ----------   -----------    ----------
                                          (unaudited)   (unaudited)   (unaudited)   (unaudited)   (unaudited)  (unaudited)

Loss before income taxes                    $(5,890)           --       $(5,890)      $(7,729)           --       $(7,729)
                                            -------       -------       -------       -------       -------       -------

Income tax (charge)/credit                    2,773       $(2,773)           --            --       $ 2,773         2,773
                                            -------       -------       -------       -------       -------       -------
Loss before extraordinary item               (3,117)       (2,773)       (5,890)       (7,729)        2,773        (4,956)

Extraordinary item
     Gain on extinguishment of debt           9,244        (9,244)           --            --         9,244         9,244
     Income tax charge                       (2,773)        2,773            --            --        (2,773)       (2,773)
                                            -------       -------       -------       -------       -------       -------
     Gain after tax                           6,471        (6,471)           --            --         6,471         6,471
                                            -------       -------       -------       -------       -------       -------
Net Gain/(Loss)                             $ 3,354       $(9,244)      $(5,890)      $(7,729)      $ 9,244       $ 1,515
                                            =======       =======       =======       =======       =======       =======

Loss before extraordinary item per
share, basic and diluted                    $ (0.09)      $ (0.08)      $ (0.17)      $ (0.22)      $  0.08       $ (0.14)
Net loss per share basic and diluted        $  0.10       $ (0.27)      $ (0.17)      $ (0.22)      $  0.27       $  0.04

ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets ("FAS 142") and FAS 141, Business Combinations ("FAS 141"). Under FAS 142, intangible assets with indefinite lives and goodwill can no longer be amortized. Instead they are to be reviewed at least annually for impairment and, if judged to be impaired, are to be written down. The Company adopted FAS 142 effective January 1, 2002. In accordance with this adoption, management has reviewed the goodwill for impairment and found that no impairment exists. At March 31, 2002, the Company has approximately $0.8 million of goodwill. Under FAS 141 the assembled workforce is no longer to be a recognized intangible asset apart from goodwill. In accordance with FAS 141 our previously recorded assembled workforce has been reclassified to goodwill on January 1, 2002. The effects of FAS 141 are not material for the three months ended March 31, 2002.

INVENTORY

Inventory consists of the following:

                                                     DECEMBER 31      MARCH 31,
                                                         2001            2002
                                                       -------         -------
                                                             (unaudited)

          Purchased parts and materials                $ 5,488         $ 7,360
          Work in progress                                  --              12
          Finished goods and consumables                 6,419           7,448
                                                       -------         -------
                                                       $11,907         $14,820
                                                       =======         =======

ACCRUED RESTRUCTURING CHARGES

In the third quarter of 2001, the Company implemented a restructuring program to reduce operating expenses and recorded a charge of $1.2 million in relation to this program. Included in this charge are costs related to excess facilities and severance. The Company initially expected to sublease its excess facility space in Sunrise, Florida by the end of the first quarter of 2002. Due to the continued economic slow down in the Florida market, however, the Company will only sublet the premises or assign the lease from the end of August 2002 and at a higher cost than first anticipated. As a result a further $167 was recognized as restructuring in the income statement in the first quarter of 2002. The total number of employees being terminated as part of the restructuring program is 30 and all severance payments will be made by the end of the third quarter 2002. At March 31, 2002, three of these employees were still working in the Company.

The restructuring charge and its utilization is summarized as follows:

                                                     BALANCE AT      RESTRUCTURING                    BALANCE AT
                                                     BEGINNING          CHARGE                          END OF
                                                     OF PERIOD         EXPENSE          UTILIZED        PERIOD
                                                     ----------       ------------      --------       ---------
Three months ended March 31, 2002 (unaudited)
        Facility related                               $   307          $   167         $   (55)        $   419
        Severance and other                                234               --             (97)            137
                                                       -------          -------         -------         -------
                                                       $   541          $   167         $  (152)        $   556
                                                       =======          =======         =======         =======

Year ended December 31, 2001
        Facility related                                    --          $   551         $  (244)        $   307
        Severance and other                                 --              684            (450)            234
                                                       -------          -------         -------         -------
                                                            --          $ 1,235         $  (694)        $   541
                                                       =======          =======         =======         =======

Included in the third-quarter 2001 facility restructuring charge was $0.2 million for the write down of certain fixed assets, mainly furniture and fixtures. All other charges will result in direct cash outlays. These assets will be disposed of as part of the sublease or lease assignment. The realizable value of these assets has been estimated from the expected market price of similar assets.

GOODWILL AND INTANGIBLES

On January 1, 2002, FAS 142, Goodwill and Other Intangible Assets, was implemented and as a result, the Company ceased to amortize approximately $0.8 million of goodwill. The Company was required to perform an initial impairment review of its goodwill in 2002 and will do an annual impairment review thereafter. This impairment test was performed during the quarter ended March 31, 2002. The carrying value of goodwill has been compared to its implied fair value by using the expected present value of future cash flows. No impairment of goodwill was recorded during the quarter ended March 31, 2002.

                              DECEMBER 31, 2001                       MARCH 31, 2002
                           GROSS                                GROSS
                          CARRYING      ACCUMULATED            CARRYING            ACCUMULATED
                           AMOUNT       AMORTIZATION            AMOUNT             AMORTIZATION
                          --------      ------------          ----------           ------------
                                                              (unaudited)          (unaudited)
Goodwill                   $ 1,248         $  (489)(1)(2)       $ 2,448 (1)(2)       $(1,664)

Intangibles
Assembled workforce          1,200          (1,175)   (2)            --    (2)            --
Customer contracts           2,083          (2,083)               2,083               (2,083)
Patent technology              119            (119)                 119                 (119)
Developed technology         1,900          (1,900)               1,900               (1,900)
                           -------         -------              -------              -------
                           $ 5,302         $(5,277)             $ 4,102              $(4,102)
                           =======         =======              =======              =======

(1) In accordance with FAS 142, Goodwill and Other Intangible Assets, we have stopped amortizing goodwill and now test goodwill for impairment in value on an annual basis.
(2) In accordance with FAS 141, Business Combinations, as of January 1, 2002 assembled workforce is no longer to be a recognized asset apart from goodwill. To that affect our previously recorded assembled workforce has been reclassified to goodwill on January 1, 2002.

During 2001 there were no unamortized intangible assets.

As goodwill is the only remaining intangible asset with a carrying value at March 31, 2002, there is no estimated amortization expense over the next five years.

No impairment of goodwill was recorded during the quarter ended March 31, 2002.

                                                                   Goodwill
                                                                  (unaudited)
                                                                  ----------
         Balance as of January 1, 2002                               $784

         Impairment loss                                               --
                                                                     ----
         Balance as of March 31, 2002                                $784
                                                                     ====

The following table sets forth the adjusted net loss and earnings per share under FAS 142 for the periods indicated:

                                                  YEAR-TO-DATE AND QUARTER ENDED
                                                    APRIL 1,        MARCH 31,
                                                      2001            2002
                                                    -------        ---------
                                                         (unaudited)

         Reported net loss                          $(5,890)       $  (8,251)
         Add back:
              Goodwill amortization                      31               --
              Assembled workforce amortization           75               --
                                                    -------        ---------
         Adjusted net loss                          $(5,784)       $  (8,251)
                                                    =======        =========

         Basic and diluted earnings per share:
         Reported net loss                          $ (0.17)       $   (0.23)

              Goodwill and amortization                  --               --
              Assembled workforce amortization           --               --
                                                    -------        ---------
         Adjusted net loss                          $ (0.17)       $   (0.23)
                                                    =======        =========

SEGMENTAL INFORMATION

As a developer and supplier of fixed wireless communication access systems and solutions, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. Predominantly all of the Company's revenue is generated from its United Kingdom operations. Substantially all of the Company's assets, other than most of the cash and certain intangibles, which are held in the United States, are located within the United Kingdom.

Revenue by geographical market:
                                                          QUARTER ENDED
                                                  APRIL 1, 2001   MARCH 31, 2002
                                                  -------------   --------------
                                                           (unaudited)
         USA & Canada                                $ 1,124          $   968
         Asia                                          5,860              502
         Europe                                        2,483              623
         Africa and the Middle East                      446            1,226
         Latin America and Caribbean                     138               70
                                                     -------          -------
                                                     $10,051          $ 3,389
                                                     =======          =======

COMPREHENSIVE LOSS

Total comprehensive loss was $(7,190) for the quarter ended April 1, 2001 and $(8,693) for the quarter ended March 31, 2002.

Components of Comprehensive Loss

                                                                                   YEAR-TO-DATE AND QUARTER ENDED

                                                                                     APRIL 1,          MARCH 31,
                                                                                       2001              2002
                                                                                     -------            -------
                                                                                             (unaudited)
         Net loss for the quarter                                                    $(5,890)           $(8,251)

         Other Comprehensive Income:
         Movement in the fair value of cash flow hedges
              - unrealized loss on foreign currency cash flow hedges                  (1,300)              (269)
              - reclassification of adjustment for gains realized in net income           --               (173)
                                                                                     -------            -------
         Comprehensive loss                                                          $(7,190)           $(8,693)
                                                                                     =======            =======

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase. Shares associated with stock options and warrants are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

                                                                        YEAR-TO-DATE AND QUARTER ENDED

                                                                         APRIL 1,         MARCH 31,
                                                                           2001              2002
                                                                       ------------      ------------
                                                                                (unaudited)
         Numerator:
         Net loss                                                      $     (5,890)     $     (8,251)
                                                                       ============      ============
         Denominator:
         Weighted average common shares outstanding                      34,719,337        35,128,230
         Less weighted average shares of restricted stock                  (138,889)          (16,204)
                                                                       ------------      ------------
         Denominator for basic and diluted calculations                  34,580,448        35,112,026
                                                                       ============      ============

         Net loss per share - basic and diluted                        $      (0.17)     $      (0.23)
                                                                       ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER ENDED MARCH 31, 2002 TO THE QUARTER ENDED APRIL 1,
2001

Revenue

Revenue totaled $3.4 million for the quarter ended March 31, 2002 representing a 66% decrease from the $10.1 million reported for the comparable 2001 quarter. Lower sales were caused mainly by timing delays for a number of large orders and slippage in several planned network expansions by existing customers. During the quarter, shipments were made to 39 customers, including eight new ones. Geographically, 36% of our revenues were derived from Africa and the Middle East, 29% from U.S. based customers, 18% from Europe, 15% from Asia and 2% from Latin America and Caribbean.

Cost of Revenue

Cost of revenue decreased 49% from $6.0 million in the quarter ended April 1, 2001 to $3.0 million in the quarter ended March 31, 2002 as a result of the decrease in revenue. Gross margin as a percentage of revenue declined to 11% in the first quarter of 2002 from 41% in the first quarter of 2001. The lower gross margin arose from the increase in the proportion of period costs as revenue declined and from the change in product mixed as lower infrastructure shipments were made.

Research and Development Expenses

Research and development expenses decreased 18% from $4.0 million in the quarter ended April 1, 2001 to $3.3 million in the quarter ended March 31, 2002. The decrease was due primarily to the headcount and expense reduction program initiated in the third quarter of 2001.

Sales and Marketing Expenses

Sales and marketing expenses decreased 29% from $4.1 million in the quarter ended April 1, 2001 to $2.9 million in the quarter ended March 31, 2002, reflecting the effect of the 2001 third quarter expense reduction program, lower customer trial costs, reduced trade show activities and the impact of commissions based on lower sales.

General and Administrative Expenses

General and administrative expenses decreased 22% from $2.9 million in quarter ended April 1, 2001 to $2.2 million in the quarter ended March 31, 2002. The decrease was primarily attributed to the headcount and the expense reduction program initiated in the third quarter of 2001.

Amortization of Goodwill and Intangibles

There was no expense for the amortization of goodwill or intangibles during 2002 compared to $0.1 million in the quarter ended April 1, 2001. On January 1, 2002 FASB Statement 141 "Business Combinations" and FASB Statement 142, "Goodwill and Other Intangible Assets" came into force. After applying these Statements to our business, the assembled workforce has been reclassified as goodwill and goodwill is no longer amortized. Instead goodwill now undergoes, at least annually, an impairment test. The impairment test in the first quarter of 2002 confirmed the carrying value of our goodwill.

Restructuring Provision

In the third quarter of 2001, the Company implemented a restructuring program to reduce operating expenses and recorded a charge of $1.2 million in relation to this program. Included in this charge were costs related to excess facilities and severance. The Company initially expected to sublease the excess facility space in Sunrise, Florida by the end of the first quarter of 2002, however, due to the continued economic slow down in Florida, it is now expected that the sublease will close at the end of June 2002, and at a higher cost than first anticipated. As a result a further $167 was recognized as restructuring in the income statement in the first quarter of 2002. There was no corresponding charge in the first quarter of 2001.

Interest and Other Income

Net interest and other income decreased from $1.2 million for the quarter ended April 1, 2001 to $38 thousand in the quarter ended March 31, 2002. The reduction was due to the low interest rates on lower cash deposits during the quarter. Amounts earned in interest income were largely offset by interest expense and exchange losses of $0.3 million in the quarter ended March 31, 2002 and $0.2 million in the quarter ended April 1, 2001.

Income Taxes

We did not have a material income tax charge in either the first quarter of 2002 or 2001.

Net Loss

Our net loss of $5.9 million in the quarter ended April 1 2001 compares to a loss of $8.3 million in the quarter ended March 31, 2002, an increase of 40%. Decreases in operating expenses of $2.5 million were more than offset by decreases in gross profits of $3.7 million and decreases in net interest and other income of $1.1 million.

Other Comprehensive Loss

Other comprehensive loss for the quarter ended April 1, 2001 was $1.3 million compared to $0.4 million for the quarter ended March 31, 2002. The loss related to the change in fair value of our forward foreign exchange contracts on retranslation. These forward exchange contracts are used to hedge our UK expenses through to December 2002.

LIQUIDITY AND CAPITAL RESOURCES

Between inception and July 2000, we financed our operations primarily through private sales of convertible preferred stock, which totaled $117.3 million (net of transaction expenses). On July 25, 2000, we completed an initial public offering of common stock for approximately $86.0 million in cash (net of underwriting discounts, commission and other expenses).

As of March 31, 2002, we had cash and cash equivalents totaling $65.6 million, as well as $1.3 million of restricted cash that is held as collateral for performance guarantees on customer and supplier contracts and with landlords. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments.

At March 31, 2002, we had outstanding long-term debt of $2.5 million, owed to Comdisco Inc.

For the three months ended March 31, 2002, we used $4.2 million cash in operating activities compared with $9.9 million for the three months ended April 1, 2001. The cash used in operations was primarily as a result of the operating loss and changes in working capital.

The net cash used in investing activities in the three months March 31, 2002 and April 1, 2001, of $0.3 million and $1.3 million respectively, all related to capital equipment.

Our financing cash outflows for the three months ended March 31, 2002 were $0.1 million compared with $6.3 million for the three months ended April 1, 2001. The outflows, in each case, arose from the repayment of long and short-term debt.

The Company has no material commitments other than obligations on long-term debt, operating and capital leases and the forward exchange contracts mentioned below.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

The Company's earnings are affected by changes in interest rates. As of December 31, 2001 and March 31, 2002 we had cash and cash equivalents and restricted cash of $71.6 million and $66.9 million, respectively. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates of 2 percent from March 31, 2002 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income.

Foreign Currency Exchange Rate Risk

For the three months ended March 31, 2002, 7.7% of our sales were denominated in euro, 6.8% in Australian dollars and the remaining 85.5% were denominated in US dollars. Comparatively, for the quarter ended April 1, 2001, 7.7% of our sales were denominated in euro and the remaining 92.3% were denominated in U.S. dollars. Our total euro denominated sales for the three months ended March 31, 2002 were 0.3 million euro, which were recorded at an average exchange rate of $1US = 1.1374 euro. If the average exchange rate used had been higher or lower by 10% it would have decreased or increased the euro-denominated sales value by $0.03 million. Our total Australian dollars denominated sales for the three months ended March 31, 2002 were 0.5 million AUD, which were recorded at an average exchange rate of $1US = 1.9494 AUD. If the average exchange rate used had been higher or lower by 10% it would have decreased or increased the AUD-denominated sales value by $0.03 million. We expect the proportions of sales in euros and Australian dollars to fluctuate over time. The Company's sensitivity analysis for changes in foreign currency exchange rates does not factor in changes in sales volumes.

Since May 2000, we have entered in currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than US dollars. Prior to 2000 we had not entered into any foreign currency forward or option contracts to hedge those payments. We do not enter into any currency hedging activities for speculative purposes. The cost of these contracts are included under interest and other income in our financial statements. There were no euro hedges outstanding at March 31, 2002. We will continue to monitor our foreign currency exposures and may modify hedging strategies as we deem prudent.

Our operating results are affected by moves in foreign currency exchange rates, particularly the rate between US dollars and Great Britain pounds sterling. That is because most of our operating expenses are incurred in pounds sterling. During the three months ended March 31, 2002, we paid expenses in local currency of approximately 4.4 million pounds sterling, at an average rate of $1US = 0.70 pounds sterling. If the expenses in pounds sterling had not been hedged and the average exchange rates had been higher or lower by 10%, the pounds sterling denominated operating expenses would have decreased or increased by $0.6 million. We expect the proportions of operating expenses paid in pounds sterling to fluctuate over time.

To hedge our pound sterling foreign currency risk, we had outstanding forward exchange contracts at December 31, 2001, to purchase 18 million pounds sterling at an average exchange rate of $1US = 0.6992 pounds sterling in sixteen variable amounts up to December 2002. At March 31, 2002 there were ten payments outstanding at an average exchange rate of $1US = 0.7029 pounds sterling.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants the Company, Eric D. Stonestrom (our President and Chief Executive Officer), Joseph J. Caffarelli (our former Senior Vice President and Chief Financial Officer), Matthew Desch (our Chairman) and Jonathan Paget (our Executive Vice President and Chief Operating Officer) together with certain underwriters of our July 2000 initial public offering. The complaints have been consolidated into a single action and a consolidated amended complaint has been filed. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, Plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Registration Statement and Prospectus for our initial public offering were false and misleading in violation of the securities laws because they did not disclose these arrangements. The actions seek damages in an unspecified amount. The action is being coordinated with over three hundred other nearly identical actions. No date has been set for any response to the complaint. We intend to vigorously defend the Company and its officers against this lawsuit.

We are not currently subject to any other material legal proceedings.

We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.


ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2002 we granted stock options to purchase an aggregate 10,400 shares of our common stock at an average exercise price of $2.2163 per share to employees under our 1998 Stock Option and Restricted Stock Plan and our 2001 Supplemental Stock Option Plan. During the three months ended March 31, 2002 employees exercised options for 11,231 shares of common stock for aggregate consideration of $5,118.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K:

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2002

                              AIRSPAN NETWORKS INC.

                              By: /s/ PETER ARONSTAM
                              ----------------------
                              Peter Aronstam
                              Senior Vice President and Chief Financial Officer