Form 10-Q
period 2002-06-30
AIRSPAN NETWORKS INC
filed 2002-08-13
CIK 1105542

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 2002

                                       OR

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the transition period from _________to__________.

                        Commission file number 000-31031

                              AIRSPAN NETWORKS INC.
             (Exact name of registrant as specified in its charter)

              Washington                             75-2743995
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

      777 Yamato Road, Suite 105
            Boca Raton, FL                             33431
   ------------------------------------------         ------
   (Address of principal executive offices)         ( Zip Code)

               Registrant's telephone number, including area code:
                                  561-893-8670
           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

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

Number of shares outstanding of the registrant's common stock as of August 5, 2002: 35,457,813

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                              AIRSPAN NETWORKS INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                   December 31,       June 30,
                                                                                       2001             2002
                                                                                ----------------   -------------
                                                                                                    (unaudited)
                  ASSETS

       Current Assets
       Cash and cash equivalents                                                     $  70,260      $   58,528
       Restricted cash                                                                   1,290           1,778
       Accounts receivable, less allowance for doubtful accounts of $2,601
       in 2001 and $3,036 at June 30, 2002                                              23,475          18,784
       Unbilled accounts receivable                                                        706             653
       Inventory                                                                        11,907          15,788
       Prepaid expenses and other current assets                                         4,233           3,791

                                                                                     ---------      ----------
                        Total Current Assets                                           111,871          99,322

       Property, plant and equipment, net                                                6,284           5,114
       Goodwill                                                                            759             784
       Intangible assets, net                                                               25               -
       Accounts receivable greater than one year                                           648               -
       Other non-current assets                                                            107              11

                                                                                     ---------      ----------
                        Total Assets                                                 $ 119,694      $  105,231
                                                                                     =========      ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

       Current Liabilities
       Accounts payable                                                              $   5,956      $    4,604
       Accrued taxes                                                                       326             287
       Deferred revenue                                                                    790           5,381
       Other accrued expenses                                                            4,779           4,770
       Current portion of long-term debt                                                 1,340           1,250

                                                                                     ---------      ----------
                        Total Current Liabilities                                       13,191          16,292
                                                                                     ---------      ----------

       Non Current Liabilities
       Long-term debt                                                                    1,250           1,250

                                                                                     ---------      ----------
                        Total Non Current Liabilities                                    1,250           1,250
                                                                                     ---------      ----------

       Stockholders' Equity
       Common stock, $0.0003 par value; 50,000,000 shares authorized in 2001
       and 2002: 35,120,199 issued in 2001 and 35,180,514 issued in 2002                    10              10
       Note receivable - stockholder                                                      (180)           (180)
       Additional paid in capital                                                      214,491         214,511
       Accumulated other comprehensive income                                              458           1,368
       Accumulated deficit                                                            (109,526)       (128,020)

                                                                                     ---------      ----------
                        Total Stockholders' Equity                                     105,253          87,689
                                                                                     ---------      ----------

                        Total Liabilities and Stockholders Equity                    $ 119,694      $  105,231
                                                                                     =========      ==========

                              AIRSPAN NETWORKS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands except for share and per share data)


                                                           Quarter Ended                     Year-to-date
                                                       July 1,        June 30,        July 1,            June 30,
                                                        2001            2002           2001                2002
                                                   ------------    ------------    -------------      -------------
                                                             (unaudited)                     (unaudited)
Revenue                                                $ 8,618         $  2,643         $ 18,669          $  6,032
Cost of revenue                                         (5,683)          (2,160)         (11,647)           (5,177)
Inventory provision                                          -           (2,001)               -            (2,001)

                                                       -------         --------         --------          --------
Gross profit/(loss)                                      2,935           (1,518)           7,022            (1,146)
                                                       -------         --------         --------          --------

Operating expenses:
Research and development                                 3,902            3,409            7,947             6,723
Sales and marketing                                      4,466            2,365            8,892             5,241
Bad debt provision                                        (102)           1,456             (391)             1518
General and administrative                               2,867            2,144            5,726             4,385
Amortization of goodwill                                    31                -               62                 -
Amortization of intangibles                                 75                -              150                 -
Restructuring provision                                      -                -                -               167

                                                       -------         --------         --------          --------
Total operating expenses                                11,239            9,374           22,386            18,034
                                                       -------         --------         --------          --------

Loss from operations                                    (8,304)         (10,892)         (15,364)          (19,180)

Interest expense                                           (73)             (39)            (264)              (84)
Interest and other income                                  648              689            2,009               772

                                                       -------         --------         --------          --------
Loss before income taxes                                (7,729)         (10,242)         (13,619)          (18,492)
                                                       -------         --------         --------          --------

Income tax credit / (charge)                             2,773               (1)           2,773                (2)

                                                       -------         --------         --------          --------
Loss before extraordinary item                          (4,956)         (10,243)         (10,846)          (18,494)
Extraordinary item
    Gain on extinguishment of debt                       9,244                -            9,244                 -
     Income tax charge on gain                          (2,773)               -           (2,773)                -
                                                       -------         --------         --------          --------
     Gain net of taxes                                   6,471                -            6,471                 -

                                                       -------         --------         --------          --------
Net income/(loss)                                      $ 1,515         $(10,243)        $ (4,375)         $(18,494)
                                                       =======         ========         ========          ========

Earnings per share - basic and diluted
Loss before extraordinary item                          $(0.14)          $(0.29)          $(0.31)           $(0.53)
Extraordinary item, net of taxes                        $ 0.19                -           $ 0.19                 -
Net income / (loss) per share                           $ 0.04           $(0.29)          $(0.13)           $(0.53)

Weighted average shares outstanding
-basic and diluted                                  34,691,044       35,155,460       34,635,767        35,133,743

                              AIRSPAN NETWORKS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                               Year-to-date

                                                                                          July 1,         June 30,
                                                                                           2001             2002
                                                                                        -----------     -----------
                                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                                $  (4,375)      $ (18,494)

Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                         1,991           1,689
      Gain on settlement of long term debt                                                 (9,252)              -
      Loss on disposal of fixed assets                                                          -               2
      Other comprehensive income                                                           (1,339)            910
      Accretion of interest on notes payable                                                  109               -
Change in operating assets and liabilities:
      (Increase)/decrease in receivables                                                   (7,313)          5,339
      Increase in inventories                                                              (5,581)         (3,881)
      Decrease in other current assets                                                        271             591
      Increase/(decrease) in accounts payable                                                 998          (1,352)
      Increase in deferred revenue                                                          1,950           4,591
      Increase/(decrease) in accrued expenses                                               1,621             (48)

                                                                                        ---------       ---------
Net cash used in operating activities                                                     (20,920)        (10,653)
                                                                                        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment                                                         (2,288)           (521)

                                                                                        ---------       ---------
Net cash used in investing activities                                                      (2,288)           (521)
                                                                                        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of short-term debt                                                                   (730)              -
Payment of long-term debt, including capital lease obligations                             (9,514)            (90)
Exercise of stock options                                                                     117              20
Restricted cash movement                                                                      146            (488)

                                                                                        ---------       ---------
Net cash used by financing activities                                                      (9,981)           (558)
                                                                                        ---------       ---------

Decrease in cash and cash equivalents                                                     (33,189)        (11,732)
Cash and cash equivalents, beginning of period                                            115,340          70,260
                                                                                        ---------       ---------
Cash and cash equivalents, end of period                                                $  82,151       $  58,528
                                                                                        =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                                           $     155       $      84
                                                                                        =========       =========

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

We were originally organized in 1994 as a unit within DSC Communications Corporation, a telecommunications equipment manufacturer. DSC began developing fixed wireless access systems in 1992. In January 1998 we created a new corporation that purchased the Airspan unit from DSC for $25 million, $15 million of which was due in the form of debt payable over three years beginning February 1, 2001 and the balance through the issuance of 10 million shares of preferred stock. When Alcatel acquired DSC in 1998, we redeemed the preferred stock held by DSC for a cash payment of $10 million. In the first half of 2001, we extinguished the debt owed to DSC by a payment of $9.3 million, which gave rise to an extraordinary gain of $9.25 million. During February 1999 we moved to our own premises in Uxbridge, U.K. Although our primary operations, manufacturing and product development centers are in Uxbridge, U.K., our corporate headquarters have relocated to Boca Raton, Florida. Our telephone number there is 561-893-8670. Further contact details and the location of all Airspan's worldwide offices may be found at www.airspan.com.

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

     Our presentation in this Form 10-Q of the results for the quarter ended July 1, 2001 differs from the presentation in the original quarter two 2001 filing. We have changed the way in which the "extraordinary item" previously recorded in the quarter ended April 1, 2001 was recognized.

     On February 14, 2001 we entered into a settlement agreement with Alcatel, which released the Company from its obligations under an $18.5 million promissory note with DSC Telecom L.P. Under the settlement agreement the Company agreed to pay $9.3 million in two installments, the first of which was due in the first quarter of 2001, the second in the second quarter of 2001, in exchange for complete forgiveness of the debt. The extraordinary gain of $9.2 million that arose from this transaction was partially offset by tax on the gain of $2.7 million to show an extraordinary gain, net of taxes, of $6.5 million. In the Form 10-Q for the first quarter of 2001 we recorded this as an extraordinary gain made in the first quarter of 2001. In the third quarter of 2001, after careful review of the settlement agreement, we then considered that technically the promissory note was not extinguished until the second quarter of 2001, when the final payment under the settlement agreement was made. In this filing, we have revised the earlier accounting for the gain and recorded it as having taken place in the second quarter 2001. There were no other changes to amounts previously reported.

                                        Previously                                      Previously
                                         reported                       Adjusted         reported                     Adjusted
                                         April 1,      Reconciling      April 1,         July 1,     Reconciling      July 1,
                                            2001       Differences        2001             2001       Differences       2001
                                        -----------    -----------     -----------     -----------    -----------    -----------
                                        (unaudited)    (unaudited)     (unaudited)     (unaudited)    (unaudited)    (unaudited)

Loss before income taxes                    $(5,890)             -         $(5,890)        $(7,729)             -        $(7,729)
                                        -----------    -----------     -----------     -----------    -----------    -----------

Income tax (charge)/credit                    2,773        $(2,773)              -               -        $ 2,773          2,773
                                        -----------    -----------     -----------     -----------    -----------    -----------
Loss before extraordinary item               (3,117)        (2,773)         (5,890)         (7,729)         2,773         (4,956)

Extraordinary item
  Gain on extinguishment of debt              9,244         (9,244)              -               -          9,244          9,244
  Income tax charge                          (2,773)         2,773               -               -         (2,773)        (2,773)
                                        -----------    -----------     -----------     -----------    -----------    -----------
  Gain after tax                              6,471         (6,471)              -               -          6,471          6,471
                                        -----------    -----------     -----------     -----------    -----------    -----------

                                        -----------    -----------     -----------     -----------    -----------    -----------
Net Gain/(Loss)                             $ 3,354        $(9,244)        $(5,890)        $(7,729)       $ 9,244        $ 1,515
                                        ===========    ===========     ===========     ============   ===========    ===========

Loss before extraordinary item per
share, basic and diluted                    $ (0.09)       $ (0.08)        $ (0.17)        $ (0.22)       $  0.08        $ (0.14)
Net loss per share basic and diluted        $  0.10        $ (0.27)        $ (0.17)        $ (0.22)       $  0.27        $  0.04

ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets ("FAS 142") and FAS 141, Business Combinations ("FAS 141"). Under FAS 142, intangible assets with indefinite lives and goodwill can no longer be amortized. Instead they are to be reviewed at least annually for impairment and, if judged to be impaired, are to be written down. The Company adopted FAS 142 effective January 1, 2002. In accordance with this adoption, management has reviewed the goodwill for impairment and found that no impairment exists. At June 30, 2002, the Company has approximately $0.8 million of goodwill. Under FAS 141 the assembled workforce is no longer to be a recognized intangible asset apart from goodwill. In accordance with FAS 141 our previously recorded assembled workforce has been reclassified to goodwill on January 1, 2002. The effects of FAS 141 are not material for the three months ended June 30, 2002.

INVENTORY

Inventory consists of the following:

                                                      December 31,     June 30,
                                                          2001           2002
                                                      -----------    -----------
                                                                     (unaudited)

  Purchased parts and materials                           $ 5,488        $ 6,494
  Work in progress                                              -             32
  Finished goods and consumables                            6,419          9,262
                                                      ------------   -----------
                                                          $11,907        $15,788
                                                      ============   ===========

DEFERRED REVENUE

                                                    December 31,       June 30,
                                                        2001             2002
                                                    ------------     -----------
                                                                     (unaudited)

     Deferred Revenue                                       $790          $5,381
                                                    ============     ===========

During the quarter ended June 30, 2002 the company shipped $6.9 million of product to customers, of which $2.6 million was recognized as revenue. The balance of our shipments was recorded as deferred revenue and will be recorded as revenue at such time as our revenue recognition criteria are met.

ACCRUED RESTRUCTURING CHARGES

In the third quarter of 2001, the Company implemented a restructuring program to reduce operating expenses and recorded a charge of $1.2 million in relation to this program. Included in this charge were costs related to excess facilities and severance. The Company initially expected to sublease its excess facility space in Sunrise, Florida by the end of the first quarter of 2002. Due to the continued economic slow down in the Florida market a further $167 was recognized as restructuring in the income statement in the first quarter of 2002. On July 1, 2002 the lease was successfully assigned to a third party and all facility related restructuring charges will be utilized by the end of the third quarter of 2002. In conjunction with the assignment of the lease we moved our headquarters to a smaller office at Boca Raton, Florida. The total number of employees being terminated as part of the restructuring program is 30 and all severance payments will be made by the end of the third quarter 2002. At June 30, 2002, two of these employees were still working in the Company.

The restructuring charge and its utilization is summarized as follows:

                                                        Balance at     Restructuring      Utilized        Balance at
                                                        Beginning         Charge                        End of Period
                                                        of Period         Expense
                                                        ----------     -------------    ------------    -------------
Six months ended June 30, 2002 (unaudited)
     Facility related                                         $307            $  167          $ (143)            $331
     Severance and other                                       234                 -            (146)              88
                                                        ----------     -------------    ------------    -------------
                                                              $541            $  167          $ (289)            $419
                                                        ==========     =============    ============    =============

Three months ended June 30, 2002 (unaudited)
     Facility related                                         $419                 -           $ (88)            $331
     Severance and other                                       137                 -             (49)              88
                                                        ----------     -------------    ------------    -------------
                                                              $556                 -           $(137)            $419
                                                        ==========     =============    ============    =============

Year ended December 31, 2001
     Facility related                                            -            $  551          $ (244)            $307
     Severance and other                                         -               684            (450)             234
                                                        ----------     -------------    ------------    -------------
                                                                 -            $1,235          $ (694)            $541
                                                        ==========     =============    ============    =============

Included in the third-quarter 2001 facility restructuring charge was $0.2 million for the write down of certain fixed assets, mainly furniture and fixtures. These assets will be disposed of as part of the lease assignment. The realizable value of these assets has been estimated from the expected market price of similar assets. All other charges will result in direct cash outlays.

GOODWILL AND INTANGIBLES

On January 1, 2002, FAS 142, Goodwill and Other Intangible Assets, was implemented and as a result, the Company ceased to amortize approximately $0.8 million of goodwill. The Company was required to perform an initial impairment review of its goodwill in 2002 and will do an annual impairment review thereafter. This impairment test was performed during the quarter ended March 31, 2002. The carrying value of goodwill has been compared to its implied fair value by using the expected present value of future cash flows. No impairment of goodwill was recorded during the six months ended June 30, 2002.

                                                      December 31, 2001                         June 30, 2002
                                                   Gross       Accumulated                Gross             Accumulated
                                                  Carrying     Amortization              Carrying          Amortization
                                                   Amount                                 Amount
                                                 ----------    ------------             ----------         ------------
                                                                                        (unaudited)         (unaudited)
    Goodwill                                         $1,248         $  (489)   (1)(2)       $2,448  (1)(2)    $  (1,664)

    Intangibles
    -----------
    Assembled workforce                               1,200          (1,175)     (2)             -     (2)            -
    Customer contracts                                2,083          (2,083)                 2,083               (2,083)
    Patent technology                                   119            (119)                   119                 (119)
    Developed technology                              1,900          (1,900)                 1,900               (1,900)
                                                 ----------    ------------             ----------        -------------
                                                     $5,302         $(5,277)                $4,102             $ (4,102)
                                                 ----------    ------------             ----------        -------------

(1) In accordance with FAS 142, Goodwill and Other Intangible Assets, we have stopped amortizing goodwill and now test goodwill for impairment in value at least on an annual basis and also when an impairment event is suspected to have occurred.

(2) In accordance with FAS 141, Business Combinations, as of January 1, 2002 assembled workforce is no longer to be a recognized asset apart from goodwill. To that affect our previously recorded assembled workforce has been reclassified to goodwill on January 1, 2002.

During 2001 there were no unamortized intangible assets.

As goodwill is the only remaining intangible asset with a carrying value at June 30, 2002, there is no estimated amortization expense over the next five years.

No impairment of goodwill was recorded during the six months ended June 30, 2002.

                                                                                          Goodwill
                                                                                          --------
                                                                                         (unaudited)
     Balance as of January 1, 2002                                                          $  784

     Impairment loss                                                                             -

                                                                                        ----------
     Balance as of June 30, 2002                                                            $  784
                                                                                        ==========

The following table sets forth the adjusted loss before extraordinary items, net income and earnings per share as required under FAS 142

                                                         Quarter Ended                        Year-to-Date
                                                   July 1,          June 30,            July 1,         June 30,
                                                     2001             2002               2001             2002
                                                 -------------    -------------       ------------     ------------
                                                          (unaudited)                         (unaudited)
     Adjusted:
          Loss before extraordinary item              $ (4,850)       $ (10,243)         $ (10,634)       $ (18,494)
                                                 =============    =============       ============     ============

          Net gain / (loss)                           $  1,621        $ (10,243)         $  (4,163)       $ (18,494)
                                                 =============    =============       ============     ============

     Adjusted basic and diluted earnings per share:

          Loss before extraordinary item              $  (0.14)       $   (0.29)         $   (0.31)       $   (0.53)
                                                 =============    =============       ============     ============

          Net gain / (loss)                           $   0.05        $   (0.29)         $   (0.12)       $   (0.53)
                                                 =============    =============       ============     ============

The following table sets forth the reconciliation of reported net income to the adjusted net income and earnings per share

                                                           Quarter Ended                           Year-to-Date
                                                      July 1,          June 30,              July 1,         June 30,
                                                       2001             2002                  2001             2002
                                                  -------------    -------------          ------------     ------------
                                                           (unaudited)                            (unaudited)
         Reported net gain / (loss)                     $ 1,515        $ (10,243)              $(4,375)        $(18,494)

     Add back:
          Goodwill amortization                              31                -                    62                -
          Assembled workforce amortization                   75                -                   150                -

                                                  -------------    -------------          ------------     ------------
         Adjusted net gain / (loss)                     $ 1,621        $ (10,243)              $(4,163)        $(18,494)
                                                  =============    =============          ============     ============


     Basic and diluted earnings per share:

         Reported net gain / (loss)                     $  0.04        $   (0.29)              $ (0.13)        $  (0.53)

          Goodwill and amortization                           -                -                     -                -
          Assembled workforce amortization              $  0.01                -               $  0.01                -
                                                  -------------    -------------          ------------     ------------
         Adjusted net gain / (loss)                     $  0.05        $   (0.29)              $ (0.12)        $  (0.53)
                                                  =============    =============          ============     ============

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

Revenue by geographical market:

                                                      Quarter Ended                       Year-to-date
                                                  July 1,        June 30,             July 1,        June 30,
                                                   2001           2002                 2001           2002
                                                -----------    -----------          -----------    -----------
                                                       (unaudited)                         (unaudited)
       USA & Canada                                 $  479         $  923              $ 1,603        $ 1,891
       Asia                                          3,384            762                9,243          1,264
       Europe                                        1,909            278                4,353            901
       Africa and the Middle East                      836            540                1,322          1,766
       Latin America and Caribbean                   2,010            140                2,148            210
                                                -----------    -----------          -----------    -----------
                                                    $8,618         $2,643              $18,669        $ 6,032
                                                ===========    ===========          ===========    ===========

COMPREHENSIVE LOSS

Total comprehensive gain / (loss) was $1,476 for the three months ended July 1, 2001 and $(8,892) for the three months ended June 30, 2002. For the six months ended July 1, 2001 and June 30, 2002, the total comprehensive loss was $5,714 and $17,585 respectively.

Components of Comprehensive Loss

                                                                      Quarter Ended                   Year-to-date
                                                                  July 1,       June 30,         July 1,       June 30,
                                                                    2001          2002             2001          2002
                                                                 ---------     ----------       ---------     ----------
                                                                       (unaudited)                    (unaudited)
     Net gain/ (loss)                                               $1,515       $(10,243)        $(4,375)      $(18,494)

     Other Comprehensive Income:
     Movement in the fair value of cash flow hedges
       - unrealized (loss)/gain on foreign currency cash
         flow hedges                                                   (39)         1,387          (1,339)         1,118
       - reclassification of adjustment for gains
         realized in net income                                                       (36)                          (209)

                                                                 ---------     ----------       ---------     ----------
     Comprehensive gain / (loss)                                    $1,476        $(8,892)        $(5,714)      $(17,585)
                                                                 =========     ==========       =========     ==========

EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase. Shares associated with stock options and warrants are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

                                                                     Quarter Ended                   Year-to-date
                                                                 July 1,       June 30,         July 1,        June 30,
                                                                  2001           2002            2001            2002
                                                               -----------   ------------    ------------    ------------
                                                                      (unaudited)                     (unaudited)
     Numerator:
       Loss before extraordinary item                          $    (4,956)  $    (10,243)   $    (10,846)   $    (18,494)
       Extraordinary item, net of taxes                              6,471              -           6,471               -
                                                               -----------   ------------    ------------    ------------
       Net income / (loss) per share                           $     1,515   $    (10,243)   $     (4,375)   $    (18,494)
                                                               ===========   ============    =============   ============

     Denominator:
       Weighted average common shares outstanding               34,798,683     35,158,933      34,759,031      35,143,582
       Less weighted average shares of restricted stock           (107,639)        (3,473)       (123,264)         (9,839)
                                                               -----------   ------------    ------------    ------------
       Denominator for basic and diluted calculations           34,691,044     35,155,460      34,635,767      35,133,743
                                                               ===========   ============    =============   ============

     Earnings per share - basic and diluted
       Loss before extraordinary item                          $     (0.14)  $      (0.29)   $      (0.31)   $      (0.53)
       Extraordinary item, net of taxes                        $      0.19   $          -    $       0.19               -
                                                               -----------   ------------    ------------    ------------
       Net income / (loss) per share                           $      0.04   $      (0.29)   $      (0.13)   $      (0.53)
                                                               ===========   ============    =============   ============

     In July 2001 the Board of Directors approved a plan to allow eligible employees to exchange outstanding options granted between and including October 1, 1999 and December 13, 2001 under the Airspan Networks Inc. 1998 stock option and restricted stock plan and the 2001 supplemental stock option plan for new options. The offer of exchange closed on January 18, 2002. On the closing, 665,796 options were cancelled at a weighted average price of $6.64. On July 19, 2002, 524,875 new options were granted to those eligible employees, who elected to participate in this offer, at $1.039.

In 2000, the Company adopted the 2000 Employee Stock Purchase Plan ("ESPP"), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. As of December 31, 2001, 342,906 shares of common stock were reserved for issuance under the ESPP. On August 1, 2002, the Company issued 274,411 shares at $0.697 per share to employees participating in the ESPP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO. THIS QUARTERLY REPORT ON FORM 10-Q INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SECURITIES EXCHANGE ACT OF 1934 THAT INVOLVE RISK AND UNCERTAINTY. BECAUSE SUCH STATEMENTS INCLUDE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVE", "EXPECT", "INTEND", "ANTICIPATE", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS BUT THEIR ABSENCE DOES NOT MEAN THAT THE STATEMENT IS NOT FORWARD LOOKING. FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q INCLUDE THE STATEMENT RELATING TO AN INTENDED REDUCTION OF PRODUCT COSTS THAT WILL AFFECT GROSS MARGINS. THIS STATEMENT, AND THE FORWARD-LOOKING NATURE OF IT, DEPENDS ON A VARIETY OF FACTORS, SOME OF WHICH ARE NOT UNDER THE DIRECT CONTROL OF THE COMPANY. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF. AIRSPAN ASSUMES NO OBLIGATION TO PUBLICIZE THE RESULTS OF ANY POTENTIAL REVISION OF THESE FORWARD-LOOKING STATEMENTS.

Comparison of the quarter ended June 30, 2002 to the quarter ended July 1, 2001

Revenue

Revenue totaled $2.6 million for the quarter ended June 30, 2002 representing a 69% decrease from the $8.6 million reported for the comparable 2001 quarter. Lower sales were due to the continued pressure on the telecoms market causing our customers to decrease capital spending. During the quarter, shipments were made to 36 customers, including 4 new ones. Geographically 35% of our revenues were derived from U.S. based customers, 29% from Asia, 20% from Africa and the Middle East, 11% from Europe and 5% from Latin America and Caribbean. Although revenue for the quarter ended June 30, 2002 was $2.6 million, the company actually shipped $6.9 million of product to customers in that period. The $4.3 million that was not recorded as revenue, because it did not fulfill our revenue recognition criteria, was therefore deferred. This resulted in an increase in our deferred revenue balance compared to December 31, 2001.

Cost of Revenue

Cost of revenue decreased 62% from $5.7 million in the quarter ended July 1, 2001 to $2.2 million in the quarter ended June 30, 2002 as a result of the decrease in revenue. During the quarter ended June 30, 2002 we made an inventory provision of $2.0 million for two main reasons. Firstly, as a result of the continued deterioration in the telecoms market, we ended the quarter with an excess of our current product inventory that will not be fully utilized before we transition to our new cost-reduced products. Secondly in certain parts of the world, where we have developed specific product variants for these markets, the slow down has been very severe and in these cases we have fully written down inventory that we do not believe can be sold elsewhere. Excluding the inventory write down, gross margin as a percentage of revenue declined to 18% in the second quarter of 2002 from 34% in the second quarter of 2001. The lower gross margin arose from the increase in the proportion of period costs as revenue declined and from the change in product mix as fewer infrastructure shipments were made. After the inventory provision, gross margin was a loss of $1.5 million.

Research and Development Expenses

Research and development expenses decreased 13% from $3.9 million in the quarter ended July 1, 2001 to $3.4 million in the quarter ended June 30, 2002. The decrease was due primarily to the headcount and expense reduction program initiated in the third quarter of 2001.

Sales and Marketing Expenses

Sales and marketing expenses decreased 47% from $4.4 million in the quarter ended July 1, 2001 to $2.4 million in the quarter ended June 30, 2002. The decrease reflects the effect of the 2001 third quarter headcount and expense reduction program, reduced trade show activities and the impact of commissions paid to our sales force and our agents, based on lower sales.

Bad Debt Provision

In the second quarter of 2002 we made a bad debt provision of $1.5 million to reflect our concerns about the financial position of certain customers, particularly in Asia. In the comparable period of 2001 we wrote back $0.1 million of debts previously provided for.

General and Administrative Expenses

General and administrative expenses decreased 25% from $2.9 million in quarter ended July 1, 2001 to $2.1 million in the quarter ended June 30, 2002. The decrease was primarily attributed to the headcount and expense reduction program initiated in the third quarter of 2001 and a reduction in our facility costs.

Amortization of Goodwill and Intangibles

There was no expense for the amortization of goodwill or intangibles during 2002 compared to $0.1 million in the quarter ended July 1, 2001. On January 1, 2002 FASB Statement 141 "Business Combinations" and FASB Statement 142, "Goodwill and Other Intangible Assets" came into force. After applying these Statements to our business, the assembled workforce has been reclassified as goodwill and goodwill is no longer amortized. Instead goodwill now undergoes, at least annually, an impairment test. The impairment test in first quarter of 2002 confirmed the carrying value of our goodwill.

Interest and Other Income

Net interest and other income increased from $0.6 million for the quarter ended July 1, 2001 to $0.7m for the quarter ended June 30, 2002. Amounts earned in interest income declined from $0.9 million in the quarter ended July 1, 2001 to $0.3 million in the quarter ended June 30, 2002. The reduction, due to the low interest rates on lower cash deposits during the quarter, was offset by net exchange gains of $0.4m for the quarter ended June 30, 2002 compared to a loss of $0.3m for the quarter ended July 1, 2001

Income Taxes

We did not have a material income tax charge in the quarter ended June 30, 2002. We recorded an income tax credit in the quarter ended July 1, 2001, derived from the tax losses generated in the U.K., to offset the income tax expense recorded on our extraordinary gain.

Extraordinary Gain

The Company negotiated a settlement of its $18.5 million promissory note with DSC Telcom L.P. in the first six months of 2001. Under the settlement agreement, the Company agreed to pay $9.3 million in 2001, in exchange for complete forgiveness of the debt owed by the Company that was originally repayable over 36 equal installments over three years starting February 1, 2001. In addition, the Company and DSC Telcom L.P. mutually released each other from certain claims made by the parties relating to the formation of Airspan in January 1998. The extraordinary gain of $9.2 million that arose from this transaction was partially offset by tax on the gain of $2.7 million, resulting in an extraordinary gain, net of taxes, of $6.5 million. There was no corresponding extraordinary item in the second quarter of 2002.

Net Income/(Loss)

Our net loss of $10.2 million in the three months ended June 30, 2002 compared to a gain of $1.5 million from for the three months ended July 1, 2001. Loss before extraordinary items and taxes increased from $7.7 million for the three months ended July 1, 2001 to $10.2 million for the three months ended June 30, 2002, or 33%. The increased loss was due to a negative gross margin of $1.5 million after inventory provisions of $2.0 million and increased bad debt provisions of $1.6 million, partly offset by decreases in research and development, sales and marketing, general and administrative expenses of $0.5 million, $2.1 million and $0.7 million, respectively, a decrease in amortization of intangibles of $0.1 million, and an increase in net interest and other income of $0.1 million.

Other Comprehensive Gain/(Loss)

Other comprehensive gain for the quarter ended June 30, 2002 was $1.4 million compared to a loss of $39 thousand for the quarter ended July 1, 2001. The gain related to the change in fair value of our forward foreign exchange contracts on retranslation. These forward exchange contracts are used to hedge our UK expenses through to June 2003.

Comparison of the six months ended June 30, 2002 to the six months ended July 1, 2001

Revenue

Revenue totaled $6.0 million for the six months ended June 30, 2002 representing a 68% decrease from the $18.7 million reported for the comparable six months of 2001. Lower sales resulted from the continuing downturn in the telecommunications carrier market, also seen in the first quarter of 2002, which is causing our customers to continue to decrease capital spending. During the first six months of 2002, shipments were made to 58 customers, including 12 new ones. Geographically, 31% of our revenues were derived from U.S.-based customers, 29% from Africa and the Middle East, 21% from Asia, 15% from Europe and 4% from Latin America and Caribbean. Although revenue for the six months ended June 30, 2002 was $6.0 million, the company actually shipped over $10 million of product to customers in that period. The $4.3 million that was not recorded as revenue, because it did not fulfill our revenue recognition criteria, was therefore deferred. This resulted in the increase seen in our deferred revenue balance since December 31, 2001.

Cost of Revenue

Cost of revenue decreased 56% from $11.6 million in the six months ended July 1, 2001 to $5.2 million in the six months ended June 30, 2002 as a result of the decrease in revenue. During the quarter ended June 30, 2002 we made an inventory provision of $2.0 million for two main reasons. Firstly, as a result of the continued deterioration in the telecoms market, we ended the quarter with an excess of our current product inventory that will not be fully utilized before we transition to our new cost-reduced products. Secondly in certain parts of the world, where we have developed specific product variants for these markets, the slow down has been very severe and in these cases we have fully written down inventory that we do not believe can be sold elsewhere. Excluding the inventory write down, gross margin as a percentage of revenue declined to 14% in the first six months of 2002 from 38% in the first six months of 2001. The lower gross margin arose from the increase in the proportion of period costs as revenue declined and from the change in product mixed as fewer infrastructure shipments were made. After the inventory provision of $2.0 million, gross margin was a negative $1.1 million.

Research and Development Expenses

Research and development expenses decreased 15% from $7.9 million in the six months ended July 1, 2001 to $6.7 million in the six months ended June 30, 2002. The decrease was due primarily to the headcount and expense reduction program initiated in the third quarter of 2001.

Sales and Marketing Expenses

Sales and marketing expenses decreased 41% from $8.9 million in the quarter ended July 1, 2001 to $5.2 million in the quarter ended June 30, 2002. The decrease reflects the effect of the 2001 third quarter headcount and expense reduction program, reduced trade show activities and the impact of commissions paid to our sales force and our agents, based on lower sales.

Bad Debt Provision

In the first six months of 2002 we wrote down receivables by $1.5 million to reflect our concerns about the financial position of certain customers, particularly in Asia. In the comparable period of 2001 we wrote back $0.4 million of debts previously provided for.

General and Administrative Expenses

General and administrative expenses decreased 23% from $5.7 million in the six months ended July 1, 2001 to $4.4 million in the six months ended June 30, 2002. The decrease was primarily attributed to the headcount and expense reduction program initiated in the third quarter of 2001.

Amortization of Goodwill and Intangibles

There was no expense for the amortization of goodwill or intangibles during 2002 compared to $0.2 million in the six months ended July 1, 2001. On January 1, 2002 FASB Statement 141 "Business Combinations" and FASB Statement 142, "Goodwill and Other Intangible Assets" came into force. After applying these Statements to our business, the assembled workforce has been reclassified as goodwill and goodwill is no longer amortized. Instead goodwill now undergoes, at least annually, an impairment test. The impairment test in the first quarter of 2002 confirmed the carrying value of our goodwill.

Restructuring Provision

In the third quarter of 2001, the Company implemented a restructuring program to reduce operating expenses and recorded a charge of $1.2 million in relation to this program. Included in this charge were costs related to excess facilities and severance. The Company initially expected to assign the excess facility space in Sunrise, Florida by the end of the first quarter of 2002. However, due to the continued economic slow down in Florida, the office was not assigned until July 1, 2002. Because of this delay in assigning and higher cost than first anticipated, a further $167 was recognized as restructuring in the income statement in the first six months of 2002. There was no corresponding charge in the first six months of 2001. In conjunction with the assignment of the Sunrise lease we have moved our headquarters to a smaller office at Boca Raton, Florida.

Interest and Other Income

Net interest and other income decreased from $1.7 million for the six months ended July 1, 2001 to $0.7 million in the six months ended June 30, 2002. Interest income declined from $2.4 million in the quarter ended July 1, 2001 to $0.6 million in the quarter ended June 30, 2002. The reduction was due to the low interest rates on lower cash deposits during the current quarter but was partly offset by reductions in interest expense and exchange gains/losses that moved from a loss of $0.7 million in the six months ended July 1, 2001 to a gain of $0.1 million in the six months ended June 30, 2002.

Income Taxes

We did not have a material income tax charge in the six months ended June 30, 2002. We recorded an income tax credit, in the six months ended July 1, 2001, derived from the tax losses generated in the U.K., to offset the income tax expense recorded on our extraordinary gain.

Extraordinary Gain

The Company negotiated a settlement of its $18.5 million promissory note with DSC Telcom L.P. in the first six months of 2001. Under the settlement agreement, the Company agreed to pay $9.3 million in 2001, in exchange for complete forgiveness of the debt owed by the Company that was originally repayable over 36 equal installments over three years starting February 1, 2001. In addition, the Company and DSC Telcom L.P. mutually released each other from certain claims made by the parties relating to the formation of Airspan in January 1998. The extraordinary gain of $9.2 million that arose from this transaction was partially offset by tax on the gain of $2.7 million, resulting in an extraordinary gain, net of taxes, of $6.5 million. There was no corresponding extraordinary item in 2002.

Net Loss

Our net loss of $18.5 million in the six months ended June 30, 2002 compared to a loss of $4.4 million from for the six months ended July 1, 2001. Loss before extraordinary items and taxes increased from $13.6 million for the six months ended July 1, 2001 to $18.5 million for the six months ended June 30, 2002, or 36%. The loss widened due to a fall in gross margin of $8.2 million, after inventory provisions of $2.0 million, increased bad debt provisions of $1.9, and lower net interest and other income of $1.1 million, which were partly compensated for by decreases in research and development, sales and marketing, general and administrative expenses of $1.2 million, $3.7 million and $1.3 million, respectively, and by a decrease in amortization of intangibles of $0.2 million.

Other Comprehensive Gain/(Loss)

Other comprehensive gain for the six months ended June 30, 2002 was $0.9 million compared to a loss of $1.3 million for the six months ended July 1, 2001. The gain related to the change in fair value of our forward foreign exchange contracts on retranslation. These forward exchange contracts are used to hedge our UK expenses through to June 2003.


Liquidity and Capital Resources

Between inception and July 2000, we financed our operations primarily through private sales of convertible preferred stock, which totaled $117.3 million (net of transaction expenses). On July 25, 2000, we completed an initial public offering of common stock for approximately $86.0 million in cash (net of underwriting discounts, commission and other expenses).

As of June 30, 2002, we had cash and cash equivalents totaling $58.5 million, as well as $1.8 million of restricted cash that is held as collateral for performance guarantees on customer and supplier contracts and with landlords. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments.

At June 30, 2002, we had outstanding debt due within one year of $1.25 million and debt due after one year of $1.25 million, both owed to Comdisco Inc.

For the six months ended June 30, 2002, we used $10.7 million cash in operating activities compared with $20.9 million for the six months ended July 1, 2001. The cash used in operations was primarily as a result of the operating loss and changes in working capital.

The net cash used in investing activities in the six months to June 30, 2002 and July 1, 2001, of $0.5 million and $2.3 million respectively, all related to capital equipment.

Our financing cash outflows for the six months ended June 30, 2002 were $0.6 million compared with $10.0 million for the six months ended July 1, 2001. The outflows in 2002 arose largely from movements in restricted cash and, in 2001, from the repayment of long and short-term debt.

The Company has no material commitments other than obligations on long-term debt, operating leases and also the forward exchange contracts mentioned below.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

The Company's earnings are affected by changes in interest rates. As of December 31, 2001 and June 30, 2002 we had cash and cash equivalents and restricted cash of $71.6 million and $60.3 million, respectively. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates of 2 percent from June 30, 2002 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income.

Foreign Currency Exchange Rate Risk

For the six months ended June 30, 2002, 5.6% of our sales were denominated in euro, 6.9% in Australian dollars and the remaining 87.5% were denominated in US dollars. Comparatively, for the six months ended July 1, 2001, 4.2% of our sales were denominated in euro and the remaining 95.8% were denominated in US dollars. Our total euro denominated sales for the six months ended June 30, 2002 were 0.4 million euro, which were recorded at an average exchange rate of $1US = 1.1344 euro. If the average exchange rate used had been higher or lower by 10% it would have decreased or increased the euro-denominated sales value by $0.03 million. Our total Australian dollars denominated sales for the six months ended June 30, 2002 were 0.8 million AUD, which were recorded at an average exchange rate of $1US = 1.8936 AUD. If the average exchange rate used had been higher or lower by 10% it would have decreased or increased the AUD-denominated sales value by $0.04 million. We expect the proportions of sales in euros and Australian dollars to fluctuate over time. The Company's sensitivity analysis for changes in foreign currency exchange rates does not factor in changes in sales volumes.

Since May 2000, we have entered into currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than US dollars. Prior to 2000 we had not entered into any foreign currency forward or option contracts to hedge those payments. We do not enter into any currency hedging activities for speculative purposes. The costs of these contracts are included under interest and other income in our financial statements. There were no hedges of sales contracts outstanding at June 30, 2002. We will continue to monitor our foreign currency exposures and may modify hedging strategies, as we deem prudent.

Our operating results are affected by moves in foreign currency exchange rates, particularly the rate between US dollars and Great Britain pounds sterling. That is because most of our operating expenses are incurred in pounds sterling. During the six months ended June 30, 2002, we paid expenses in local currency of approximately 9.3 million pounds sterling, at an average rate of $1US = 0.6943 pounds sterling. If the expenses in pounds sterling had not been hedged and the average exchange rates had been higher or lower by 10%, the pounds sterling denominated operating expenses would have decreased or increased by $1.34 million. We expect the proportions of operating expenses paid in pounds sterling to fluctuate over time.

To hedge our pound sterling foreign currency risk, at December 31, 2001 we had entered into forward exchange contracts in sixteen variable amounts with maturities running through to December 2002, to purchase 18 million pounds sterling at an average exchange rate of $1US = 0.6992 pounds sterling. On May 3, 2002, we entered into new forward contracts to purchase an additional 7.5 million pounds sterling in six amounts from January to June 2003, at an average exchange rate of $1US = 0.6927 pounds sterling. At June 30, 2002 there were twelve contracts outstanding, at an average exchange rate of $1US = 0.6978 pounds sterling.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

Part II OTHER INFORMATION

Item 1. LEGAL PROCEEDING

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants the Company, Eric D. Stonestrom (our President and Chief Executive Officer), Joseph J. Caffarelli (our former Senior Vice President and Chief Financial Officer), Matthew Desch (our Chairman) and Jonathan Paget (our Executive Vice President and Chief Operating Officer) (collectively, the "Individual Defendants") together with certain underwriters of our July 2000 initial public offering. The complaints have been consolidated into a single action and a consolidated amended complaint was filed April 19, 2002, captioned In re: Airspan Networks, Inc. Initial Public Offering Securities Litigation, Case No. 01 Civ. 6747.

The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, Plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Registration Statement and Prospectus for our initial public offering were false and misleading in violation of the securities laws because they did not disclose these arrangements. The actions seek damages in an unspecified amount. The action is being coordinated with over three hundred other nearly identical actions. On July 15, 2002, the Company and the Individual Defendants moved to dismiss all claims against them. The Court has not ruled on this motion. We intend to vigorously defend the Company and its officers against this lawsuit.

We are not currently subject to any other material legal proceedings.

We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

Item 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2002 we granted stock options to purchase an aggregate 2,200 shares of our common stock at an average exercise price of $1.53 per share to employees under our 1998 Stock Option and Restricted Stock Plan and our 2001 Supplemental Stock Option Plan. During the three months ended June 30, 2002 employees exercised options for 49,084 shares of common stock for aggregate consideration of $14,775 dollars.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 2002, at the Company's Annual Meeting of Shareholders, the Shareholders approved a proposal relating to an amendment to the Company's 2000 Employee Stock Purchase Plan as described in detail in the Company's proxy statement for such Annual Meeting. Such amendment increased the number of shares authorized to be sold pursuant to such plan by 500,000 from 500,000 to 1,000,000:

                  FOR:       24,695,229
                  AGAINST:   1,377,486
                  ABSTAIN:   19,823

In addition, at such Annual Meeting, all of the directors nominated were elected by the Shareholders:

     Matthew J. Desch      Chairman of the Board
     Eric D. Stonestrom    Director
     H. Berry Cash -       Director
     Thomas S. Huseby      Director
     David A. Twyver       Director
     Guillermo Heredia     Director

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     3.2  Bylaws of the registrant
    99.1  Certification of Principal Executive Officer
    99.2  Certification of Principal Financial Officer
None

(b) Reports on Form 8-K:

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aug 13, 2002

                               AIRSPAN NETWORKS INC.


                               By:  /s/ PETER ARONSTAM
                                  ---------------------------------
                               Peter Aronstam
                               Senior Vice President and Chief Financial Officer