Form 10-Q
period 2002-09-29
AIRSPAN NETWORKS INC
filed 2002-11-13
CIK 1105542

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 29, 2002

                                       OR

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the transition period from _________to__________.

                        Commission file number 000-31031

                              AIRSPAN NETWORKS INC.
             (Exact name of registrant as specified in its charter)


         Washington                                      75-2743995
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


      777 Yamato Road, Suite 105
            Boca Raton, FL                                  33431
----------------------------------------                  ----------
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

Number of shares outstanding of the registrant's common stock as of November 7, 2002: 35,530,482

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                              AIRSPAN NETWORKS INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                        December 31,    September 29,
                                                                                           2001             2002
                                                                                       -------------    -------------
                                                                                                         (unaudited)
           ASSETS

Current Assets

Cash and cash equivalents                                                                  $  70,260        $  56,788
Restricted cash                                                                                1,290            1,494
Accounts receivable, less allowance for doubtful accounts of $2,601
in 2001 and $2,408 at September 29, 2002                                                      23,475           17,684
Unbilled accounts receivable                                                                     706              694
Inventory                                                                                     11,907           13,297
Prepaid expenses and other current assets                                                      4,233            3,526
                                                                                       -------------    -------------
                                 Total Current Assets                                        111,871           93,483

Property, plant and equipment, net                                                             6,284            4,579
Goodwill                                                                                         759              759
Intangible assets, net                                                                            25               25
Accounts receivable greater than one year                                                        648                -
Other non-current assets                                                                         107                -
                                                                                       -------------    -------------
                                 Total Assets                                              $ 119,694        $  98,846
                                                                                       =============    =============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                           $   5,956        $   6,625
Accrued taxes                                                                                    326              299
Deferred revenue                                                                                 790            1,707
Other accrued expenses                                                                         4,779            4,795
Current portion of long-term debt                                                              1,340            1,250
                                                                                       -------------    -------------
                                  Total Current Liabilities                                   13,191           14,676
                                                                                       -------------    -------------

Non Current Liabilities

Long-term debt                                                                                 1,250            1,250
                                                                                       -------------    -------------
                                  Total Non Current Liabilities                                1,250            1,250
                                                                                       -------------    -------------

Stockholders' Equity

Common stock, $0.0003 par value; 50,000,000 shares authorized in 2001
and 2002: 35,120,199 issued in 2001 and 35,463,403 issued in 2002                                 10               11
Note receivable - stockholder                                                                   (180)            (130)
Additional paid in capital                                                                   214,491          214,704
Accumulated other comprehensive income                                                           458            1,313
Accumulated deficit                                                                         (109,526)        (132,978)
                                                                                       -------------    -------------
                                    Total Stockholders' Equity                               105,253           82,920
                                                                                       -------------    -------------
                                    Total Liabilities and Stockholders Equity              $ 119,694        $  98,846
                                                                                       =============    =============

                              AIRSPAN NETWORKS INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands except for share and per share data)

                                                                         Quarter Ended                  Year-to-date
                                                                   September       September     September      September
                                                                   30, 2001         29, 2002      30, 2001       29, 2002
                                                                  -----------      ----------    ----------     ----------
                                                                          (unaudited)                    (unaudited)
       Revenue                                                    $     8,597      $    9,036    $   27,266     $   15,068
       Cost of revenue                                                 (5,028)         (6,538)      (16,675)       (11,715)
       Inventory provision                                             (1,417)              -        (1,417)        (2,001)
                                                                  -----------      ----------    ----------     ----------
       Gross profit                                                     2,152           2,498         9,174          1,352
                                                                  -----------      ----------    ----------     ----------
       Operating expenses:
       Research and development                                         3,672           3,343        11,619         10,066
       Sales and marketing                                              3,530           2,272        12,422          7,513
       Bad debt provision                                               1,040               -           649          1,518
       General and administrative                                       2,668           2,236         8,394          6,621
       Amortization of goodwill                                            31               -            93              -
       Amortization of intangibles                                         75               -           225              -
       Restructuring charge                                             1,235             278         1,235            445
                                                                  -----------      ----------    ----------     ----------
       Total operating expenses                                        12,251           8,129        34,637         26,163
                                                                  -----------      ----------    ----------     ----------
       Loss from operations                                           (10,099)         (5,631)      (25,463)       (24,811)

       Interest expense                                                   (54)            (38)         (324)          (122)
       Interest and other income                                          714             711         2,729          1,483
                                                                  -----------      ----------    ----------     ----------
       Loss before income taxes                                        (9,439)         (4,958)      (23,058)       (23,450)
                                                                  -----------      ----------    ----------     ----------
       Income tax credit / (charge)                                         -               -         2,773             (2)
                                                                  -----------      ----------    ----------     ----------
       Loss before extraordinary item                                  (9,439)         (4,958)      (20,285)       (23,452)
       Extraordinary item

           Gain on extinguishment of debt                                   -               -         9,244              -
            Income tax charge on gain                                                       -        (2,773)             -
                                                                  -----------      ----------    ----------     ----------
            Gain net of taxes                                               -               -         6,471              -
                                                                  -----------      ----------    ----------     ----------
       Net loss                                                   $    (9,439)     $   (4,958)   $  (13,814)    $  (23,452)
                                                                  ===========      ==========    ==========     ==========

       Earnings per share - basic and diluted
       Loss before extraordinary item                             $     (0.27)     $    (0.14)   $    (0.58)    $    (0.67)
       Extraordinary item, net of taxes                                     -               -    $     0.18              -
       Net loss per share                                         $     (0.27)     $    (0.14)   $    (0.40)    $    (0.67)

       Weighted average shares outstanding
       -basic and diluted                                          34,902,639      35,369,872    34,724,723     35,212,453

                              AIRSPAN NETWORKS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                    Year-to-date
                                                                                              September      September
                                                                                                 30,            29,
                                                                                                2001           2002
                                                                                             -----------    ----------
                                                                                                     (unaudited)

      CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                                                                $  (13,814)     $(23,452)

      Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                                          3,193         2,460
            Gain on settlement of long term debt                                                  (9,252)            -
            Loss on disposal of fixed assets                                                           -           113
            Other comprehensive income                                                              (131)          855
            Accretion of interest on notes payable                                                   109             -
      Change in operating assets and liabilities:
            (Increase)/decrease in receivables                                                    (5,861)        6,439
            Increase in inventories                                                               (5,424)       (1,390)
            (Increase)/decrease in other current assets                                             (391)          826
            (Decrease)/increase in accounts payable                                                 (397)          669
            (Decrease)/increase in deferred revenue                                                 (536)          917
            Increase/(decrease) in accrued expenses                                                1,454           (11)
            Decrease in notes receivable                                                               -            50
                                                                                              ----------    ----------
      Net cash used in operating activities                                                      (31,050)      (12,524)
                                                                                              ----------    ----------

      CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of property and equipment                                                          (2,953)         (868)
                                                                                              ----------    ----------
      Net cash used in investing activities                                                       (2,953)         (868)
                                                                                              ----------    ----------

      CASH FLOWS FROM FINANCING ACTIVITIES

      Net proceeds from issuance of common stock                                                     247           192
      Payment of short-term debt                                                                    (849)            -
      Payment of long-term debt, including capital lease obligations                              (9,627)          (90)
      Exercise of stock options                                                                      121            22
      Restricted cash movement                                                                     3,948          (204)
                                                                                              ----------    ----------
      Net cash used by financing activities                                                       (6,160)          (80)
                                                                                              ----------    ----------

      Decrease in cash and cash equivalents                                                      (40,163)      (13,472)
      Cash and cash equivalents, beginning of period                                             115,340        70,260
                                                                                              ----------    ----------
      Cash and cash equivalents, end of period                                                $   75,177    $   56,788
                                                                                              ==========    ==========

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      Interest paid                                                                           $      324    $      122
                                                                                              ==========    ==========

BUSINESS

Airspan Networks Inc. (the "Company") is a global supplier of broadband Fixed Wireless Access ("FWA") equipment that enables communications service providers (often referred to as "local exchange carriers," or simply telephone companies), internet service providers and other corporate users of fixed-wireless local access networks to cost effectively deliver integrated high-speed data and voice services using radio frequencies rather than traditional wireline methods. We call this transmission method "Wireless DSL". The market for our systems is a subset of the fixed wireless systems market. Our AS4000 systems are based on a digital wireless technique known as Direct Sequence - Code Division Multiple Access, or DS-CDMA, which provides wide area coverage, security and resistance to fading. Our systems can be deployed rapidly and cost effectively, providing an attractive alternative or complement to traditional copper wire, cable, or fiber-optic communications access networks. Our products also include software tools that optimize geographic coverage of our systems and provide ongoing network management. To facilitate the deployment and operation of our systems, we also offer network installation, training and support services. During 1996, we began shipping our products -- these were among the first fixed point-to-multipoint wireless systems to be commercially deployed. More than 100 network operators in approximately 50 countries have deployed our systems.

On October 4, 2002 we acquired the Wireless Internet Protocol Local Loop ("WipLL") product line from Marconi. The WipLL product is a low-cost high-performance FWA product designed to deliver high-speed data, Voice over IP ("VoIP") and multimedia services to residential, small business and enterprise customers. Operating in both licensed and unlicensed frequencies, WipLL uses a digital wireless technique known as Frequency Hopping - Code Division Multiple Access, or FH-CDMA.

We were originally organized in 1994 as a unit within DSC Communications Corporation, a telecommunications equipment manufacturer. DSC began developing fixed wireless access systems in 1992. In January 1998 we created a new corporation that purchased the Airspan unit from DSC for $25 million, $15 million of which was due in the form of debt payable over three years beginning February 1, 2001 and the balance through the issuance of 10 million shares of preferred stock. When Alcatel acquired DSC in 1998, we redeemed the preferred stock held by DSC for a cash payment of $10 million. In the first half of 2001, we extinguished the debt owed to DSC by a payment of $9.3 million, which gave rise to an extraordinary gain of $9.25 million. During February 1999 we moved to our own premises in Uxbridge, U.K. Our primary operations, manufacturing and product development centers for the AS4000 product are in Uxbridge, U.K., whilst the manufacturing and development activities of our newly acquired WipLL product are performed in Lod, Israel. Our corporate headquarters are located in Boca Raton, Florida. Our telephone number there is 561-893-8670. Further contact details and the location of all Airspan's worldwide offices may be found at www.airspan.com.(The contents of the Airspan website does not form part of this Form 10-Q).

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

ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets ("FAS 142") and FAS 141, Business Combinations ("FAS 141"). Under FAS 142, intangible assets with indefinite lives and goodwill can no longer be amortized. Instead they are to be reviewed at least annually for impairment and, if judged to be impaired, are to be written down. The Company adopted FAS 142 effective January 1, 2002. In accordance with this adoption, management has reviewed the goodwill for impairment and found that no impairment exists. At September 29, 2002, the Company has approximately $0.8 million of goodwill. Under FAS 141 the assembled workforce is no longer to be a recognized intangible asset apart from goodwill. In accordance with FAS 141 our previously recorded assembled workforce has been reclassified to goodwill on January 1, 2002. The effects of FAS 141 are not material for the nine months ended September 29, 2002.

INVENTORY

Inventory consists of the following:

                                                December 31,    September 29,
                                                    2001            2002
                                               -------------   --------------
                                                                 (unaudited)

      Purchased parts and materials                  $ 5,488          $ 6,411
      Work in progress                                     -               97
      Finished goods and consumables                   6,419            6,789
                                               -------------   --------------
                                                     $11,907          $13,297
                                               =============   ==============

ACCRUED RESTRUCTURING CHARGES

In the third quarter of 2001, the Company implemented a restructuring program to reduce operating expenses and recorded a charge of $1.2 million in relation to this program. Included in this charge were costs related to excess facilities and severance. The Company initially expected to sublease its excess facility space in Sunrise, Florida by the end of the first quarter of 2002, but due to the continued economic slow down in the Florida sublease market, a further $167 thousand was recognized as restructuring in the income statement in the first quarter of 2002. On July 1, 2002 the lease was successfully assigned to a third party and all facility related restructuring charges were utilized by the end of the third quarter of 2002. In conjunction with the assignment of the lease we moved our headquarters to a smaller office at Boca Raton, Florida. The total number of employees being terminated as part of the restructuring program was 30 and all severance payments were made by the end of the third quarter 2002.

In the third quarter of 2002, a new restructuring program was initiated to further reduce our operating expenses. A charge of $0.3 million was recorded in the quarter. Included in this charge were costs related to the write off of tradeshow equipment and severance costs. The total number of employees being terminated as part of this restructuring program is 19. At September 29, 2002, 17 of these employees were still working in the Company. All 17 will be terminated by the end of 2002.

The restructuring charge and its utilization is summarized as follows:

                                                                 Balance at      Restructuring      Utilized        Balance at
                                                                 Beginning          Charge                            End of
                                                                 of Period                                            Period
                                                                ------------     -------------    -------------    ------------
Three months ended September 29, 2002 (unaudited)
        Facility related                                                $331                 -            $(331)              -
        Severance and other                                               88            $  278             (156)           $210
                                                                ------------     -------------    -------------    ------------
                                                                        $419            $  278            $(487)           $210
                                                                ============     =============    =============    ============

Nine months ended September 29, 2002 (unaudited)
        Facility related                                                $307            $  167            $(474)              -
        Severance and other                                              234               278             (302)           $210
                                                                ------------     -------------    -------------    ------------
                                                                        $541            $  445            $(776)           $210
                                                                ============     =============    =============    ============

Year ended December 31, 2001
        Facility related                                                   -            $  551            $(244)           $307
        Severance and other                                                -               684             (450)            234
                                                                ------------     -------------    -------------    ------------
                                                                           -            $1,235            $(694)           $541
                                                                ============     =============    =============    ============

Included in the third-quarter 2001 facility restructuring charge was $0.2 million for the write down of certain fixed assets, mainly furniture and fixtures. These assets were disposed of as part of the lease assignment of our Sunrise, Florida head office. Included in the third-quarter 2002 restructuring charge was $47 thousand for the write down of certain fixed assets used at tradeshows. All charges, other than the fixed asset write-downs, will result in direct cash outlays.

GOODWILL AND INTANGIBLES

On January 1, 2002, FAS 142, Goodwill and Other Intangible Assets, was implemented and as a result, the Company ceased to amortize approximately $0.8 million of goodwill. The Company was required to perform an initial impairment review of its goodwill in 2002 and will do an annual impairment review thereafter. This impairment test was performed during the quarter ended March 31, 2002. The carrying value of goodwill has been compared to its implied fair value by using the expected present value of future cash flows. No impairment of goodwill was recorded during the nine months ended September 29, 2002.

                                                         December 31, 2001                      September 29, 2002
                                                     Gross       Accumulated               Gross             Accumulated
                                                    Carrying     Amortization             Carrying           Amortization
                                                     Amount                                Amount
                                                   ----------    ------------            -----------       ---------------
                                                                                         (unaudited)        (unaudited)
      Goodwill                                         $1,248         $  (489)    (1)(2)     $2,448              $(1,664)

      Intangibles
      Assembled workforce                               1,200          (1,175)       (2)          -                    -
      Customer contracts                                2,083          (2,083)                2,083               (2,083)
      Patent technology                                   119            (119)                  119                 (119)
      Developed technology                              1,900          (1,900)                1,900               (1,900)
                                                   ----------    ------------            ----------       --------------
                                                       $5,302         $(5,277)               $4,102              $(4,102)
                                                   ----------    ------------            ----------       --------------

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

As goodwill is the only remaining intangible asset with a carrying value at September 29, 2002, there is no estimated amortization expense over the next five years.

No impairment of goodwill was recorded during the nine months ended September 29, 2002.

                                                              Goodwill
                                                              --------
                                                            (unaudited)

      Balance as of January 1, 2002                            $ 784

      Impairment loss                                            -

                                                           ---------------
      Balance as of September 29, 2002                         $ 784
                                                           ===============

The following table sets forth the adjusted loss before extraordinary items, net income and earnings per share as required under FAS 142


                                                           Quarter Ended                           Year-to-Date
                                                    September        September              September        September
                                                       30,              29,                    30,              29,
                                                      2001             2002                   2001             2002
                                                   -------------    -------------          ------------     ------------
                                                            (unaudited)                            (unaudited)
      Adjusted:
           Loss before extraordinary item               $(9,333)        $(4,958)            $(19,967)       $(23,452)
                                                   ============    ============          ===========     ===========

           Net loss                                     $(9,333)        $(4,958)            $(13,496)       $(23,452)
                                                   ============    ============          ===========     ===========


      Adjusted basic and diluted earnings per share:

           Loss before extraordinary item               $ (0.27)        $ (0.14)            $  (0.58)       $  (0.67)
                                                   ============    ============          ===========     ===========

           Net loss                                     $ (0.27)        $ (0.14)            $  (0.39)       $  (0.67)
                                                   ============    ============          ===========     ===========


The following table sets forth the reconciliation of reported net income to the adjusted net income and earnings per share

                                                           Quarter Ended                           Year-to-Date
                                                    September        September              September        September
                                                       30,              29,                    30,              29,
                                                      2001             2002                   2001             2002
                                                   -------------    -------------          ------------     ------------
                                                            (unaudited)                            (unaudited)
          Reported net loss                             $(9,439)        $(4,958)            $(13,814)       $(23,452)

      Add back:
           Goodwill amortization                             31               -                   93               -
           Assembled workforce amortization                  75               -                                    -
                                                                                                 225

                                                   ------------    ------------          -----------     -----------
          Adjusted net loss                             $(9,333)        $(4,958)            $(13,496)       $(23,452)
                                                   ============    ============          ===========     ===========


      Basic and diluted earnings per share:

          Reported net loss                             $ (0.27)        $ (0.14)            $  (0.40)       $  (0.67)

           Goodwill and amortization                          -               -                    -               -
           Assembled workforce amortization                   -               -             $   0.01               -

                                                   ------------    ------------          -----------     -----------
          Adjusted net loss                             $ (0.27)        $ (0.14)            $  (0.39)       $  (0.67)
                                                   ============    ============          ===========     ===========

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

Revenue by geographical market:

                                                                  Quarter Ended                      Year-to-date
                                                            September      September           September      September
                                                                30,            29,                 30,            29,
                                                               2001           2002                2001           2002
                                                            -----------    -----------         -----------    -----------
                                                                   (unaudited)                         (unaudited)
       USA & Canada                                             $1,517        $  478             $ 3,120       $ 2,368
       Asia                                                      4,286           430              13,531         1,694
       Europe                                                      227           527               4,578         1,428
       Africa and the Middle East                                2,237         7,291               3,559         9,058
       Latin America and Caribbean                                 330           310               2,478           520
                                                            ----------    ----------          ----------    ----------
                                                                $8,597        $9,036             $27,266       $15,068
                                                            ==========    ==========          ==========    ==========

COMPREHENSIVE LOSS

Total comprehensive loss was $8.2 million for the three months ended September 30, 2001 and $5.0 million for the three months ended September 29, 2002. For the nine months ended September 30, 2001 and September 29, 2002, the total comprehensive loss was $13.9 million and $22.6 million respectively.

Components of Comprehensive Loss

                                                                       Quarter Ended                   Year-to-date
                                                                  September      September        September      September
                                                                     30,            29,              30,            29,
                                                                    2001           2002             2001           2002
                                                                 -----------    -----------      -----------    -----------
                                                                        (unaudited)                     (unaudited)
       Net loss                                                     $(9,439)      $(4,958)       $(13,814)     $(23,452)

       Other Comprehensive Income:
       Movement in the fair value of cash flow hedges
            - unrealized gain/(loss) on foreign currency cash
              flow hedges                                             1,208           316            (131)        1,295
            - reclassification of  gains realized in net income           -          (371)              -          (440)
                                                                 ----------    ----------      ----------    ----------
       Comprehensive loss                                           $(8,231)      $(5,013)       $(13,945)     $(22,597)
                                                                 ==========    ==========      ==========    ==========

EARNINGS PER SHARE

Earnings per share are computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase. Shares associated with stock options and warrants are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

                                                                     Quarter Ended                   Year-to-date
                                                                September      September        September      September
                                                                   30,            29,              30,            29,
                                                                  2001           2002             2001           2002
                                                               -----------    -----------      -----------    -----------
                                                                      (unaudited)                     (unaudited)
       Numerator:
           Loss before extraordinary item and taxes            $   (9,439)    $   (4,958)      $  (23,058)    $  (23,450)
           Income tax credit                                            -              -            2,773             (2)
                                                               ----------     ----------       ----------     ----------
           Loss before extraordinary item                          (9,439)        (4,958)         (20,285)       (23,452)
           Extraordinary item, net of taxes                             -              -            6,471              -
                                                               ----------     ----------       ----------     ----------
           Net income / (loss) per share                       $   (9,439)    $   (4,958)      $  (13,814)    $  (23,452)
                                                               ==========     ==========       ==========     ==========

       Denominator:
           Weighted average common shares outstanding          34,979,028     35,369,872       34,832,362     35,219,012
           Less weighted average shares of restricted stock       (76,389)             -         (107,639)        (6,559)
                                                               ----------     ----------       ----------     ----------
           Denominator for basic and diluted calculations      34,902,639     35,369,872       34,724,723     35,212,453
                                                               ==========     ==========       ==========     ==========

       Earnings per share - basic and diluted
           Loss before extraordinary item and taxes            $    (0.27)    $    (0.14)      $    (0.66)    $    (0.67)
           Income tax credit                                            -              -             0.08              -
                                                               ----------     ----------       ----------     ----------
           Loss before extraordinary item                           (0.27)         (0.14)           (0.58)         (0.67)
           Extraordinary item, net of taxes                             -              -             0.18              -
                                                               ----------     ----------       ----------     ----------
           Net loss per share                                  $   (0.27)     $    (0.14)      $    (0.40)    $    (0.67)
                                                               ==========     ==========       ==========     ==========


     In July 2001 the Board of Directors approved a plan to allow eligible employees to exchange outstanding options granted between and including October 1, 1999 and December 13, 2001 under the Airspan Networks Inc. 1998 stock option and restricted stock plan and the 2001 supplemental stock option plan for new options. The offer of exchange was made to eligible employees on December 13, 2001 and remained open for acceptance until January 18, 2002. Under the offer, new options were issued on July 19, 2002 to employees who tendered their old ones for exchange. On the expiration of the offer, 665,796 options tendered were cancelled at a weighted average price of $6.64. On July 19, 2002, 524,875 new options were granted at $1.039 to those eligible employees who had accepted the offer of exchange and validly tendered their options for exchange.

In 2000, the Company adopted the 2000 Employee Stock Purchase Plan ("ESPP"), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. As of December 31, 2001, 342,906 shares of common stock were reserved for issuance under the ESPP. On August 1, 2002, the Company issued 274,411 shares at $0.697 per share to employees participating in the ESPP. As of September 29, 2002, there were 568,495 shares of common stock reserved for issuance under the ESPP.

SUBSEQUENT EVENT

        As of September 30, 2002, Airspan Communications Limited (the "Purchaser"), a wholly owned subsidiary of the Company, entered into a stock purchase agreement (the "Purchase Agreement") with Marconi Corporation plc (the "Seller") to purchase all of the outstanding shares of capital stock of Marconi Communications (Israel) Ltd. ("Marconi WipLL"). The closing of the Purchase Agreement was subject to a number of conditions, all of which were fulfilled on or by October 4, 2002. The name of Marconi WipLL is being changed to Airspan Networks (Israel) Limited ("Airspan Israel").


        Airspan Israel develops and manufactures a product commonly known as the Wireless Internet Protocol Local Loop ("WipLL"). The products and services to be marketed by the Airspan group enable operators in licensed and unlicensed wireless bands to offer high speed, low cost, wireless broadband connections for data, voice over IP and multimedia services.


        Subject to the terms and conditions of the stock purchase agreement, the Purchaser has acquired all of the issued and outstanding capital stock of Marconi WipLL in exchange for $3 million of cash. Airspan has provided the Seller and one of its affiliates with a guarantee of the Purchaser's obligations under the stock purchase agreement and under an equipment sales and servicing agreement with a customer, namely SpeedNet Inc. of Japan. Further details of the stock purchase agreement can be found on Form 8-K filed with the Securities and Exchange Commission on October 18, 2002. The Company will also file an additional Form 8-K with the Securities and Exchange Commission on or before December 18, 2002 disclosing the combined financial position of the Company's business with that of Airspan Israel.

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

Comparison of the quarter ended September 29, 2002 to the quarter ended September 30, 2001

Revenue

Revenue totaled $9.0 million for the quarter ended September 29, 2002 representing a 5% increase from the $8.6 million reported for the comparable 2001 quarter. Whilst we have a year over year increase in revenues, the continued pressure on the telecoms sector has caused some of our customers to decrease their rate of capital spending. The severity of this decrease has varied between customers and markets. With our broad international customer base, in the third quarter of 2002, we were able to offset declines in the US and Asia markets with growth in Africa and the Middle East. For the quarter ended September 29, 2002, 81% of our revenues were derived from Africa and the Middle East, 6% from Europe, 5% from U.S. based customers, 5% from Asia and 3% from Latin America and Caribbean. During the quarter, shipments were made to 34 customers, including 7 new customers.

Cost of Revenue

Cost of revenue increased 30% from $5.0 million in the quarter ended September 30, 2001 to $6.5 million in the quarter ended September 29, 2002. The cost of revenue increased primarily as a result of a change in product mix. In the quarter ended September 29, 2002 we shipped fewer network infrastructure products and significantly higher subscriber terminals than those shipped in the quarter ended September 30, 2001. During the quarter ended September 30, 2001 we made an inventory provision of $1.4 million. We did not make any such provision in the quarter ended September 29, 2002. Excluding inventory provisions, gross profit, as a percentage of revenue, declined to 28% in the third quarter of 2002 from 42% in the second quarter of 2001.

Research and Development Expenses

Research and development expenses decreased 9% from $3.7 million in the quarter ended September 30, 2001 to $3.3 million in the quarter ended September 29, 2002. The decrease was due primarily to the headcount and expense reduction program initiated in the third quarter of 2001.

Sales and Marketing Expenses

Sales and marketing expenses decreased 36% from $3.5 million in the quarter ended September 30, 2001 to $2.3 million in the quarter ended September 29, 2002. The decrease reflects the effect of the 2001 third quarter headcount and expense reduction program, reduced trade show activities and reduced agents commissions.

Bad Debt Provision

In the third quarter of 2002 we did not make a bad debt provision. In the comparable period of 2001 we provided for $1.0 million of doubtful debts.

General and Administrative Expenses

General and administrative expenses decreased 16% from $2.7 million in quarter ended September 30, 2001 to $2.2 million in the quarter ended September 29, 2002. The decrease was primarily attributed to the headcount and expense reduction program initiated in the third quarter of 2001 and the reduction in property rental costs due to the sublease of our Sunrise head office at the beginning of the third quarter of 2002.

Amortization of Goodwill and Intangibles

There was no expense for the amortization of goodwill or intangibles during 2002 compared to $0.1 million in the quarter ended September 30, 2001. On January 1, 2002 FASB Statement 141 "Business Combinations" and FASB Statement 142, "Goodwill and Other Intangible Assets" came into force. After applying these Statements to our business, the assembled workforce has been reclassified as goodwill and goodwill is no longer amortized. Instead goodwill now undergoes, at least annually, an impairment test. The impairment test performed in the first quarter of 2002 supports the carrying value of our goodwill.

Restructuring Charge

During the third quarter of 2001 we initiated a restructuring program to reduce our operating expense. In that quarter we recorded a restructuring provision of $1.2 million to cover employee termination costs and facility closures. By the end of the third quarter of 2002 all of the employees identified in the 2001 provision were terminated and the facilities had been sublet. During the third quarter of 2002 a new restructuring program was started to further reduce our operating expenditure. In the quarter ended September 29, 2002 we recorded $0.3 million for this new restructuring program provision, related primarily to severance costs.

Interest expense

Interest expense in the third quarter of both 2002 and 2001 was below $0.1 million.

Interest and Other Income

Interest and other income was unchanged at $0.7 million for the quarter ended September 29, 2002 compared to the quarter ended September 30, 2001. Interest income declined from $0.7 million in the quarter ended September 30, 2001 to $0.2 million in the quarter ended September 29, 2002, due to lower interest rates on smaller cash balances, but the decline was offset by increases in other income from net foreign exchange gains of $0.5 million in the third quarter 2002 compared to exchange losses of $0.1 million in the third quarter of 2001.

Income Taxes

We did not have a material income tax charge in the quarter ended September 29, 2002 or September 30, 2001.

Net Income/(Loss)

Net loss of $5.0 million in the quarter ended September 29, 2002 compared to a net loss of $9.4 million for the quarter ended September 30, 2001. Excluding inventory provisions, bad debt provisions and restructuring charges, we generated gross profits of $3.6 million and $2.5 million and net losses of approximately $5.7 million and $4.7 million for the quarters ended September 30, 2001 and September 29, 2002, respectively. The $1.1 million decrease in gross profit was more than offset by our reductions in research and development, sales and marketing, general and administrative expenses of $0.3 million, $1.3 million and $0.4 million, respectively.

Other Comprehensive Gain/(Loss)

Other comprehensive loss for the quarter ended September 29, 2002 was $55 thousand compared to a gain of $1.2 million for the quarter ended September 30, 2001. Other comprehensive gains and losses related to the change in fair value of our forward foreign exchange contracts on retranslation. These forward exchange contracts are used to hedge our UK pound sterling expenses through to June 2003.

Comparison of the nine months ended September 29, 2002 to the nine months ended September 30, 2001

Revenue

Revenue totaled $15.1 million for the nine months ended September 29, 2002, representing a 45% decrease from the $27.3 million reported for the comparable nine months of 2001. The relative decrease in revenue in 2002 occurred in the first six months of 2002. In contrast, the revenue generated in the third quarter of 2002 was comparable to the third quarter of 2001. The downturn in the telecommunications operator market has caused our customers to decrease their rate of capital spending. The severity of this decrease has varied between geographical markets, and with our broad international customer base we were able to offset some of the declines in the rest of the world with growth in Africa. During the first nine months of 2002, shipments were made to 63 customers, including 17 new customers, with 60% of our revenues derived from Africa and the Middle East, 16% from U.S. based customers, 11% from Asia, 10% from Europe and 3% from Latin America and Caribbean customers.

Cost of Revenue

Cost of revenue decreased 30% from $16.7 million in the nine months ended September 30, 2001 to $11.7 million in the nine months ended September 29, 2002 principally as a result of the decrease in revenue. During the first nine months of 2002 we made inventory provisions of $2.0 million compared to $1.4 million in the first nine months of 2001. Excluding the inventory provisions, gross profit, as a percentage of revenue, declined to 22% in the first nine months of 2002 from 39% in the first nine months of 2001. The lower gross profit arose from a combination of the increase in the proportion of period costs as revenue declined and from the change in product mix as subscriber equipment shipments made up a higher proportion of the revenue for 2002. After the inventory provision of $2.0 million, gross profit was $1.4 million for the nine months ended September 29, 2002.

Research and Development Expenses

Research and development expenses decreased 13% from $11.6 million in the nine months ended September 30, 2001 to $10.1 million in the nine months ended September 29, 2002. The decrease was due primarily to the headcount and expense reduction program initiated in the third quarter of 2001.

Sales and Marketing Expenses

Sales and marketing expenses decreased 40% from $12.4 million in the nine months ended September 30, 2001 to $7.5 million in the quarter ended September 29, 2002. The decrease reflects the effect of the 2001 third quarter headcount and expense reduction program, reduced trade show activities and the impact of lower sales on commissions paid to our sales force and agents.

Bad Debt Provision

In the first nine months of 2002 we recorded $1.5 million of bad debt expense to reflect our concerns about the financial position of certain customers, particularly in Asia. In the comparable period of 2001 we provided $0.6 million.

General and Administrative Expenses

General and administrative expenses decreased 21% from $8.4 million in the nine months ended September 30, 2001 to $6.6 million in the nine months ended September 29, 2002. The decrease was primarily attributed to the headcount and expense reduction program initiated in the third quarter of 2001.

Amortization of Goodwill and Intangibles

There was no expense for the amortization of goodwill or intangibles during 2002 compared to $0.3 million in the nine months ended September 30, 2001. On January 1, 2002 FASB Statement 141 "Business Combinations" and FASB Statement 142, "Goodwill and Other Intangible Assets" came into force. After applying these Statements to our business, the assembled workforce has been reclassified as goodwill and goodwill is no longer amortized. Instead goodwill now undergoes, at least annually, an impairment test. The impairment test in the first quarter of 2002 supports the carrying value of our goodwill and there have been no events since then that have changed this.

Restructuring Charge

During the third quarter of 2001 we initiated a restructuring program to reduce our operating expense. In that quarter we recorded a restructuring provision of $1.2 million to cover employee termination costs and facility closures. Due to the delay and higher cost of assigning the lease of the office in Sunrise, Florida a further $0.2 million of restructuring costs were recorded in the first quarter of 2002. By the end of the third quarter of 2002, all of the employees identified in the 2001 provision we terminated and the facilities had been sublet. During the third quarter of 2002 a new restructuring program was started to further reduce our operating expenditure. In the quarter ended September 29, 2002 we recorded $0.3 million for this restructuring program provision, primarily related to severance costs.

Interest expense

Interest expense decreased from $0.3 million for the first nine months of 2001 to $0.1 million for the first nine months of 2002 due to the repayment of debt.

Interest and Other Income

Interest and other income decreased by 46% from $2.7 million for the nine months ended September 30, 2001 to $1.5 million in the nine months ended September 29, 2002. The reduction was due to lower interest rates on lower cash deposits, partly offset by foreign exchange gains and losses. A foreign exchange loss of $0.3 million in the nine months ended September 30, 2001 compared to a gain of $0.7 million in the nine months ended September 29, 2002.

Income Taxes

We did not have a material income tax charge in the nine months ended September 29, 2002. We recorded an income tax credit of $2.8 million in the nine months ended September 30, 2001, derived from the tax losses generated in the U.K., to offset the income tax expense recorded on our extraordinary gain.

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

Net Loss

Our net loss of $23.5 million in the nine months ended September 29, 2002 compared to a loss of $13.8 million for the nine months ended September 30, 2001. Loss before extraordinary items and taxes increased from $23.1 million for the nine months ended September 30, 2001 to $23.5 million for the nine months ended September 29, 2002, or 2%. The $0.4 million increase in the loss before extraordinary items and taxes is primarily attributable to a lower gross profit of $7.8 million, an increase in bad debt provisions of $0.9 million and lower net interest and other income of $1.0 million, which were partly compensated for by decreases in research and development of $1.6 million, sales and marketing of $4.9 million, general and administrative expenses of $1.8 million, amortization of intangibles of $0.3 million and restructuring charge of $0.8 million.

Other Comprehensive Gain/(Loss)

Other comprehensive gain for the nine months ended September 29, 2002 was $0.9 million compared to a loss of $0.1 million for the nine months ended September 30, 2001. Other comprehensive gains and losses related to the change in fair value of our forward foreign exchange contracts on retranslation. These forward exchange contracts are used to hedge our UK pound sterling expenses through to June 2003.

Liquidity and Capital Resources

Between inception and July 2000, we financed our operations primarily through private sales of convertible preferred stock, which totaled $117.3 million (net of transaction expenses). On July 25, 2000, we completed an initial public offering of common stock for approximately $86.0 million in cash (net of underwriting discounts, commission and other expenses).

As of September 29, 2002, we had cash and cash equivalents totaling $56.8 million, as well as $1.5 million of restricted cash that is held as collateral for performance guarantees on customer contracts and with landlords as a security for rent obligations. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments.

At September 29, 2002, we had outstanding debt due within one year of $1.25 million and long term debt of $1.25 million, both owed to Comdisco Inc.

Until we are able to generate cash from operations, if ever, we intend to use our existing cash resources to finance our operations. We believe we have sufficient cash for at least the next twelve months.

For the nine months ended September 29, 2002, we used $12.5 million cash in operating activities compared with $31.0 million for the nine months ended September 30, 2001. The cash used in operations was primarily as a result of the operating loss and changes in working capital. The net cash used in investing activities in the nine months to September 29, 2002 and September 30, 2001, of $0.9 million and $3.0 million respectively, all related to capital equipment.

Our financing cash outflows for the nine months ended September 29, 2002 were $0.1 million compared with $6.2 million for the nine months ended September 30, 2001. The outflows in 2002 arose largely from movements in restricted cash and, in 2001, from the repayment of long and short-term debt.

We have no material commitments other than obligations on long-term debt, operating leases and also the forward exchange contracts mentioned below.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

The Company's earnings are affected by changes in interest rates. As of December 31, 2001 and September 29, 2002 we had cash and cash equivalents and restricted cash of $71.6 million and $58.3 million, respectively. Substantially all of these amounts consisted of highly liquid investments with remaining maturities at the date of purchase of less than 90 days. These investments are exposed to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates of 2 percent from September 29, 2002 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income.

Foreign Currency Exchange Rate Risk

For the nine months ended September 29, 2002, 0.6% of our sales were denominated in euro, 1.0% in Australian dollars and the remaining 98.4% were denominated in US dollars. For the nine months ended September 30, 2001, 2.5% of our sales were denominated in euro and the remaining 97.5% were denominated in US dollars. Our total euro denominated sales for the nine months ended September 29, 2002 were
0.4 million euro, which were recorded at an average exchange rate of $1US =
1.0896 euro. If the average exchange rate used had been higher or lower by 10% it would have decreased or increased the euro-denominated sales value by $0.04 million. Our total Australian dollars denominated sales for the nine months ended September 29, 2002 were 0.9 million AUD, which were recorded at an average exchange rate of $1US = 1.8684 AUD. If the average exchange rate used had been higher or lower by 10% it would have decreased or increased the AUD-denominated sales value by $0.09 million. We expect the proportions of sales in euros and Australian dollars to fluctuate over time. The Company's sensitivity analysis for changes in foreign currency exchange rates does not factor in changes in sales volumes.

Since May 2000, we have entered in currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than US dollars. Prior to 2000 we had not entered into any foreign currency forward or option contracts to hedge those payments. We do not enter into any currency hedging activities for speculative purposes. The costs of these contracts are included under interest and other income in our financial statements. There were no euro hedges outstanding at September 29, 2002. We will continue to monitor our foreign currency exposures and may modify our hedging strategy as we deem prudent.

Our operating results are affected by moves in foreign currency exchange rates, particularly the rate between US dollars and Great Britain pounds sterling. That is because most of our operating expenses are incurred in pounds sterling. During the nine months ended September 29, 2002, we paid expenses in local currency of approximately 12.7 million pounds sterling, at an average rate of $1US = 0.6809 pounds sterling. If the expenses in pounds sterling had not been hedged and the average exchange rates had been higher or lower by 10%, the pounds sterling denominated operating expenses would have decreased or increased by $1.86 million. We expect the proportions of operating expenses paid in pounds sterling to fluctuate over time.

To hedge our pound sterling foreign currency risk, we had outstanding forward exchange contracts at December 31, 2001, to purchase 18 million pounds sterling at an average exchange rate of $1US = 0.6992 pounds sterling in sixteen variable amounts up to December 2002. On May 3, 2002, we purchased 7.5 million pounds sterling at an average exchange rate of $1US = 0.6927 pounds sterling in six amounts from January to June 2003. At September 29, 2002 there were nine payments outstanding at an average exchange rate of $1US = 0.6965 pounds sterling.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

Item 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of Airspan's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Airspan's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in Airspan's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, Plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Registration Statement and Prospectus for our initial public offering were false and misleading in violation of the securities laws because they did not disclose these arrangements. The actions seek damages in an unspecified amount. The action is being coordinated with over three hundred other nearly identical actions. On July 15, 2002, the Company and the Individual Defendants moved to dismiss all claims against them. The Court has not ruled on this motion. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. We intend to vigorously defend the Company against this lawsuit.

We are not currently subject to any other material legal proceedings.

We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

Item 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 -- Certification of Chief Executive Officer

99.2 -- Certification of Chief Financial Officer

None

(b) Reports on Form 8-K:
We filed a report on Form 8-K on October 18, 2002, reporting our acquisition of Marconi Communications (Israel) Ltd.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nov 12, 2002

                              AIRSPAN NETWORKS INC.

                              By: /s/ PETER ARONSTAM
                              ----------------------
                              Peter Aronstam
                              Senior Vice President and Chief Financial Officer