Form 10-K
period 2002-12-31
AIRSPAN NETWORKS INC
filed 2003-03-28
CIK 1105542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For	the fiscal year ended December 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For	the transition period from to .

Commission file number 000-31031

AIRSPAN NETWORKS INC.

(Exact name of registrant as specified in its charter)

Washington	75-2743995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Yamato Road, suite 105 Boca Raton, FL (561) 893-8670	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 893 8670

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0003 par value

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 21, 2003: $23,739,959

Number of shares outstanding of the registrant’s class of common stock as of March 21, 2003: 35,566,577

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

AIRSPAN NETWORKS INC

FORM 10-K

For the Year Ended

December 31, 2002

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under the captions “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Form 10-K are “forward-looking statements”. These statements involve known and unknown risks and uncertainties, such as our plans, objectives, expectations and intentions, and other factors that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are listed under “Risk Factors” and elsewhere in this prospectus.

In some cases, you can identify forward-looking statements by terminology such as “expects”, “anticipates”, “intends”, “may”, “should”, “plans”, “believes”, “seeks”, “estimates” or other comparable terminology.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we do not guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

PART I

ITEM 1. BUSINESS

Business Overview

We are a global supplier of broadband Fixed Wireless Access (“FWA”) equipment that allows communications service providers (often referred to as “local exchange carriers,” or simply telephone companies), internet service providers (often referred to as “ISPs”) and other telecommunications users, such as enterprises, to cost effectively deliver high-speed data and voice services using radio frequencies rather than wires. We call this transmission method “Wireless Broadband”. The market for our systems is a subset of the fixed wireless access systems market, which is the fixed point-to-multipoint market in radio frequencies below 6.0 GHz. Our systems are based on a Code Division Multiple Access, or CDMA, digital wireless technique, which provides wide area coverage, security and resistance to fading. Our systems can be deployed rapidly and cost effectively, providing an attractive alternative or complement to traditional copper wire, cable, or fiber-optic communications access networks. Our products also include software tools that optimize geographic coverage of our systems and provide ongoing network management. To facilitate the deployment and operation of our systems, we also offer network installation, training and support services. During 1996, we began shipping our products, which were among the first fixed point-to-multipoint wireless systems to be commercially deployed.

In October 2002, we strengthened our position in the FWA equipment market with the acquisition of the WipLL (Wireless Internet Protocol in the Local Loop) business from Marconi pursuant to a stock purchase agreement, and renamed the business Airspan Networks (Israel) Limited (“Airspan Israel”). The products and services produced by Airspan Israel enable operators in licensed and unlicensed wireless bands to offer high-speed, low cost, wireless broadband connections for data and voice over IP. We acquired all of the issued and outstanding capital stock and debt of Marconi WipLL in exchange for $3 million of cash.

Our FWA systems (the “Airspan FWA Solutions”) have been installed by more than 100 network operators in more than 50 countries and are being tested by numerous other service providers.

We were originally organized in 1994 as a unit within DSC Communications Corporation, a telecommunications equipment manufacturer. DSC began developing fixed wireless access systems in 1992. In January 1998 we created a new corporation that purchased the Airspan unit from DSC for $25 million, $15 million of which was due in the form of debt payable over three years beginning February 1, 2001 and the balance through the issuance of 10 million shares of preferred stock. When Alcatel acquired DSC in 1998, we redeemed the preferred stock held by DSC for a cash payment of $10 million. In the first half of 2001, we extinguished the debt owed to DSC by a payment of $9.3 million, which gave rise to an extraordinary gain of $9.25 million. During February 1999 we moved to our own premises in Uxbridge, U.K. In September 2002 we relocated our corporate headquarters to Boca Raton, Florida. Our primary operations, manufacturing and product development centers are located in Uxbridge, U.K., and Lod, Israel. Our telephone number in Boca Raton is (561) 893-8670. Further contact details and the location of all Airspan’s worldwide offices may be found at www.airspan.com.

Industry Overview

The Global Need for Broadband Access

We believe there have been significant rates of growth in the number of end users of broadband access equipment throughout the world for the last five years. Despite this general trend, demand for equipment, including FWA equipment, providing broadband access to telecommunication networks was relatively lower for 2001 and 2002 in comparison to the record demand levels experienced in 1999 and 2000. Nevertheless, we anticipate that as the Internet continues to gain acceptance as a global communications tool, end-users worldwide will increasingly demand reliable broadband access in addition to traditional voice services.

We believe that much of the growth in the number of broadband end-users has been generated in developing countries with a historically limited supply and penetration of telecom services, including broadband access. Although mobile operators are often selected to satisfy the demand for basic telephony in low teledensity regions, we believe FWA systems are often selected in many areas to provide the broadband access solution.

Global Deregulation and The Need for Reliable, Cost-Effective and Rapid Network Deployments

The worldwide deregulation of the telecommunications industry created the opportunity for many new competitors, including Competitive Local Exchange Carriers (“CLECs”) and Internet Service Providers (“ISPs”), to provide local access connections that were historically only offered by a single incumbent provider, an Incumbent Local Exchange Carrier (“ILEC”). Even though some of the CLECs and ISPs that grew out of deregulation have failed, those that have survived are now striving to differentiate their service offerings on the basis of their range of services, quality and reliability, customer service, provisioning and pricing.

CLECs and ISPs have expanded their focus beyond large business customers to serving small and medium-sized businesses, high-end residential and small-office/home-office customers as well as providing services outside of the major urban areas. To serve these markets, CLECs and ISPs require more cost-effective network deployment solutions to compensate for lower average customer spending on communications services and larger coverage area requirements. We believe wireless broadband can provide these solutions.

Many countries have existing networks that are unable to provide reliable data, voice and fax services while many others lack the network infrastructure to make basic telephone services broadly available. Both ILECs and CLECs in these markets need cost-effective, rapidly deployable alternatives to traditional copper based networks. Again, we believe that FWA solutions can provide these alternatives.

The Access Network

While the communications transport network and Internet backbone are capable of transporting data at extremely high speeds, data can only be delivered from that part of the network through the access portion to the end user as fast as the end-user’s connection to the network will permit. Traditional access connections that use copper wires are inadequate to address the rapidly expanding bandwidth requirements. To address these requirements a number of alternative solutions have emerged. We have identified below the solutions that are perceived to have, for a variety of technological and economic reasons, competed most directly with FWA solutions we offer.

•	Wired Digital Subscriber Line. Digital subscriber line (“DSL”) technology improves the data transmission rate of existing copper networks. DSL transmission rates and service availability, however, are limited in all network and countries by both the quality of the available copper, which for many providers is a large percentage of their copper network and the maximum transmission distance (3.5 kilometers from the subscriber to the service provider’s network equipment) of wired DSL technology. In many instances, a substantial portion of an operator’s copper network is unsuitable for DSL transmission.

•	Cable Modems. Two-way cable modems using coaxial cable enable data services to be delivered over a network originally designed to provide television service to residential subscribers. Coaxial cable has greater transmission capacity than copper wires, but is often costly to upgrade for two-way data services. The data rate available to each subscriber on a cable link decreases as the number of subscribers using the link increases. Cable continued to be the dominant broadband delivery access method during 2002, but cable coverage, which is not available in many countries, limited the growth of this segment in 2002.

•

Fixed Wireless Access. Fixed wireless access systems enable high-speed access to data and telephone networks without requiring a cabled connection, such as copper wire or fiber, between the subscriber and the base station. A fixed wireless system can be more rapidly and cheaply deployed than wire or cable. To provide high quality service, it is necessary to plan the deployment of radio equipment to maximize coverage and availability, and the technology employed must resist fading. In addition, fixed wireless services work best in those regions where a suitable frequency band is available.

For a variety of technological and economic reasons, we do not believe fiber optic and satellite technologies have presented the most direct competitive challenge to the fixed wireless access systems offered by us.

Increased Availability of Licensed, Unlicensed (or License Exempt) Spectrum

Government competition policy and other political pressures to make broadband available in underserved areas has led to the creation of new licensed spectrum, especially in 3.5GHz, in many areas. During 2002 and early 2003, 3.5 GHz spectrum was licensed for the first time in a number of countries, including China, Brazil and New Zealand. Further, plans are underway for the allocation of spectrum at 3.5 GHz in the UK, Canada and additional cities in China. Additional spectrum for unlicensed applications was added in many areas during 2002. Most notably, the 5.8 GHz band has been made available for fixed wireless applications in most developed and developing countries. The availability of the 5.8 GHz band has significantly increased the amount of spectrum available to network operators and has relieved some of the congestion in the existing unlicensed 2.4 GHz band. The greater availability of license-exempt spectrum has been of particular benefit to smaller carriers and ISPs, where a significant market has developed around the deployment of broadband in rural communities using license-exempt wireless access systems. We believe the increased availability of licensed and unlicensed spectrum may increase the relative demand for FWA solutions by various small carriers and ISPs.

WiFi Networks and Nomadic Broadband Access

We believe that there has been a significant growth in the numbers of applications and service providers utilizing WiFi technology under the IEEE (Institute of Electrical and Electronic Engineers) 802.11 standards to provide wireless Broadband Access. With rapidly falling WiFi technology prices, large chip vendors have started to integrate WiFi capabilities into chip sets used in laptop computers, personal digital assistants and other WiFi-enabled products, giving their users Broadband Access in areas (“WiFi Hotspots”) where a service provider or end user has installed a WiFi transceiver and the WiFi transceiver is connected to a broadband access network. Under the 802.11 standards, WiFi-enabled products must be within approximately 200 meters of a WiFi transceiver to operate as designed. It is our hope that WiFi systems will generate a greater level of demand for our FWA equipment, which will be used to provide the required connectivity between the WiFi transceiver and the backbone and transport networks. To facilitate this connectivity, we have incorporated a WiFi access point into a variant of our AS4000 subscriber terminals.

The Need for Fixed Wireless Access Solutions

The limitations and high costs of other existing access solutions have led many network operators to consider deployment of fixed wireless access networks. Fixed wireless-technology permits fast, flexible and cost-effective network rollouts. Many varieties of wireless fixed access systems exist, some offering only basic voice telephony services, others delivering only IP data and data-derived services. Airspan’s technologies provide a platform for delivery of either or both high quality voice and high-speed data.

Each type of wireless system operates within assigned frequency bands that can be segmented by the bandwidth of data that can be carried, the effective range of a single cell and the cost of deployment. Currently available wireless technologies include cellular, fixed wireless, cordless, wireless local area networks (“Wireless LANs”, networks that cover a building or a small geographic area), radio systems using frequencies between 10GHz and 100GHz, or millimeter wave, as well as various “next generation” mobile wireless technologies.

Each of these technologies is best suited to specific applications. Systems based on millimeter wave technologies (“LMDS Systems”), for example, provide high bandwidth services. However the LMDS Systems have high costs that make them suitable only for large users of data, have significant range limitations, require line-of-sight to provide services and are adversely affected by weather conditions. These systems are generally targeted at large business customers in major cities.

Lower frequency cordless and mobile cellular technologies have been widely deployed to deliver wireless voice services. Cellular technologies typically have a wider geographic range than our system—the lower frequencies of operation are able to propagate further—while cordless and Wireless LAN technologies have a more limited geographic range than our system. The low bandwidth of cordless and cellular technologies today makes them unsuitable for delivering advanced high-speed Internet access. The deployment of third generation mobile wireless systems in the future may, however, narrow the gap in data transmission rates between mobile technologies and our FWA systems. Wireless LANs have greater bandwidth than our system, but like cordless technologies, have been generally more expensive to deploy in large geographic areas because of their limited geographic range. Again, future developments of LAN products using the IEEE802.16 standard may narrow the gap in range in the future. Wireless LAN technologies are not optimized, however, for delivery of high-quality voice services.

Our systems are designed to provide a range of communications services in the 900MHz to 6.0 GHz frequency bands, in both licensed and unlicensed allocations. The performance characteristics of these frequency bands make them ideal for broader market applications for service providers. These bands are less sensitive to line-of-sight obstructions and weather conditions than the millimeter wave technologies described above, even though they offer lower capacity for data transmission. The availability of our technology at attractive prices in these frequencies makes it easier for operators and ISPs to develop viable business cases for their services. We therefore believe that our products are often more suitable than mobile, cordless or Wireless LAN technologies for enabling network operators and ISPs to provide fixed high-speed data and voice services using both licensed and unlicensed radio frequencies.

We believe our systems deliver these services reliably and cost effectively and provide the following benefits:

Data and Voice Services. Our AS4000 and AS4020 Wireless DSL solutions (collectively, the “AS40X0 Solutions”) provide network operators with combined and simultaneous optimized delivery of both high-speed packet data and wire-quality voice services. Our WipLL Solution gives network operators and ISPs a relatively low cost data and voice-over-Internet-Protocol (“VoIP”) solution. Collectively, we refer to the AS40X0 Solutions and the WipLL Solutions as the Airspan FWA Solutions. Our systems flexibly allocate the available bandwidth to the services required, thereby permitting the radio resources and spectrum to be used most efficiently. Our systems are designed as modular solutions to enable deployments to be expanded as our technologies and customers’ needs evolve. We provide a single subscriber unit that delivers the voice or data connection, or a combination of both, to a subscriber, thus eliminating a need for multiple access devices in customer premises.

Quality of Service and Reliability. Our AS40X0 Solutions are based on DS-CDMA technology (defined below), which allows network operators to offer high-quality data and voice services with the same level of reliability that traditional telephone networks provide. Our WipLL Solution is based on FH-CDMA technology (defined below), which allows operators and ISPs to offer a high-quality data and voice services using the VoIP solution. These solutions provide wide-area coverage, security and resistance to fading. In addition, our systems allow alternative service providers to bypass the incumbent’s network enabling them to monitor on a real time basis an end-user’s network access connection. Our products are successfully deployed and operated in a wide range of demanding environments throughout the world.

Rapid, Cost-Effective Deployment. Our fixed wireless solutions are generally less expensive to deploy than fiber or copper wire networks or other high-speed fixed wireless networks. Our systems’ wide area coverage requires fewer base stations, allowing faster deployment with lower initial capital outlays. A single AS40X0 Solution base station covers up to 70 square miles in an urban setting and as much as a 700 square miles in a rural setting. A single WipLL Solution base station covers up to 175 square miles. Network operators and ISPs can quickly begin generating new subscriber revenues due to the reduced time for up-front planning and the relative ease and speed of installation of our base stations. Our systems allow our customers to rapidly add new subscribers, who can be brought online in hours once the basic infrastructure is in place. Network operators and ISPs have the advantage of a lower up-front infrastructure cost, adding extra network equipment to increase capacity only when they have demand from their customers.

Flexibility and Expandability. Our systems can be easily and quickly configured to meet specific customer requirements for capacity and frequency allocations. The modular design of our systems permits customization and expansion as customer requirements increase. The point-to-multipoint design on our Airspan FWA Solutions also facilitates expansion by permitting multiple subscribers to be connected to a single base station. In addition, multiple types of service, including data and voice, can be delivered over a single radio channel enabling network operators and ISPs to differentiate and customize their service offerings. Our products use technology that allocates bandwidth upon subscriber demand and allows a single Base Station to accommodate from 3,000 to 10,000 subscribers, depending upon the solution deployed.

Comprehensive Implementation and Support Solutions. We offer our customers a range of software tools that provide system-wide analysis for optimizing geographic coverage and identifying and solving potential sources of interference. Our software tools also can be used to provide Service Qualification and initiate service activation for new customers. The tools also provide alarm, maintenance and testing functions. In addition, to facilitate deployment and operation of our systems, we offer network installation, training and support services. The network operator is generally responsible for site preparation and installation of the subscriber terminals. We have developed a worldwide network of regional offices and subcontractors that allows us to provide local technical and operational support for our customers wherever our products are deployed. We also operate a 24-hour technical help line providing additional support and troubleshooting for all our customers.

Our Strategy

Our goal is to be the world’s leading provider of broadband fixed wireless access systems to local exchange carriers, other network operators and enterprises seeking to use broadband FWA systems for their communications. Key elements of our strategy include the following:

Capitalize on existing deployments of our systems to attract new customers. Our numerous installations with operators and enterprises worldwide serve both as proof that our technology concept works and as a reference point when we sell to others. We intend to continue to leverage our existing relationships with customers to attempt to become their primary provider of fixed wireless access systems. We are particularly focused on expanding our existing customer relationships to our customer’s subsidiaries and affiliates worldwide.

Maintain our strong technology position. We believe that we have established a strong technology position in the market for fixed wireless access solutions, and we intend to maintain this position by continuing to make substantial investments in research and development and by further acquisition. We believe that the addition of the WipLL products into our portfolio and the integration of the engineering talent behind WipLL’s creation have allowed us to maintain a technological advantage over some of our competitors. Our expertise in wireless telecommunications and radio frequency engineering is based on ten years of development experience and six years of deployment experience. Our research and development efforts are particularly focused on increasing the speed and capacity of data transmission and operational coverage area, while reducing the cost of our infrastructure equipment. We are also focused on reducing the installation time and costs of our subscriber terminals. To support our strong technological position, we are actively involved in the development of standards through our membership in or participation with leading standards organizations such as the IEEE’s 802.16a group and ETSI (European Telecommunications Standards Institute). We also expect to continue to seek new businesses, products and technologies to accelerate the development of our products and our time-to-market with new advanced products.

Target key growth market opportunities globally. Our broadband wireless solutions find their strongest competitive advantage in areas where there is a growing demand for high-speed data or for combined high-speed data and voice services, and where cost considerations make traditional solutions impracticable. As a result, in a developed market, like the United States, we focus on service providers that are targeting small and medium sized businesses, small office/home office users and high-end consumers as well as end users in suburban and rural areas. We believe our WipLL product is especially attractive to service providers in such markets. Additionally in the United States we have sold our AS40X0 Solution to customers who have had a federally imposed requirement to use the PCS wireless spectrum they have acquired by auction or risk losing that spectrum. In the developing world, our opportunities are much broader due to the general inadequacy of the existing communications infrastructure. In these markets, wireless solutions can be the basis for a new national telecommunications infrastructure.

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

Expand sales, marketing and customer support presence in key markets. We are constantly in the process of locating key areas of marketing opportunities. Accordingly, we often refocus our direct sales, marketing and customer support presence in key markets to drive additional deployments and increase awareness of our products among network operators. We intend to continue to hire sales and marketing personnel in new sales and customer-support offices in key strategic markets globally where we have perceived strong demand for our product. We also intend to continue to develop a network of resellers and distributors of the WipLL product line for the enterprise and ISP markets.

Products

General

We supply FWA systems that connect residential and business customers to a communications or Internet service provider’s network, or that connect various subscriber terminals in an enterprise network.

Below is a diagram of our wireless systems that illustrates the relationship between subscriber terminal equipment, base station equipment, the network management system and a communication service provider’s network.

[Diagram of Airspan’s Fixed Wireless Access Systems]

The service provider installs base stations at various locations within its geographical area of operation that are linked to the rest of the telecommunications network at the central office (“CO site”). Voice traffic is routed to the public switched telecommunications network (“PSTN”) via a switch whilst data traffic can be connected directly to the Internet or to leased line data networks, typically via a router. Each base station in turn transmits and receives voice and high-speed data and Internet traffic via a wireless link from subscriber terminals located at residential and business premises.

Our products consist primarily of the following broadband access platforms operating in licensed and unlicensed frequencies between 900 MHz and 6.0 GHz:

Broadband Access Platforms

•	AS40X0 Solution—Our AS40X0 Solution is a multi-service platform supporting carrier-class voice, IP data, leased line services and ISDN (integrated services digital network). The product range includes a wide variety of Subscriber Terminal (“ST”) types to deliver flexible combinations of voice and data services to end-users.

•	WipLL Solution—Our WipLL Solution is a low cost, high-performance IP data platform, supporting high-speed data, high-speed Internet access, VoIP services and multimedia services. The product range includes a variety of ST types, including an indoor model with built-in antenna, which does not require line of site to a base station receiver and which can be installed by the end user.

Network Management Systems

The AS40X0 and WipLL product platforms are supported by network management systems (“NMS”) that perform configuration, alarm, test and performance management activities that help ensure that the services provided over a network are uninterrupted and of high quality. All of our NMS systems are flexible and can be expanded to suit a range of different networks. They permit network operators to remotely manage a geographically dispersed set of network elements. They also all feature intuitive graphical user interfaces, and allow remote software upgrades for all deployed equipment. Our NMS systems are marketed under the names AS8100 (Sitespan), AS8200 (Netspan) and WipManage.

Installation tools

Our installation tools are designed for ease of use, and efficiently and effectively assist our customers with installation or troubleshooting of customer premises equipment installations. Our installation tools include the following:

•	AS7020 (STMon)—a PC-based software application for AS40X0 subscriber installations

•	AS7010 (STMeter)—a self-contained handheld tool for AS40X0 subscriber installations

•	WipConfig—a PC or PDA-based software application for WipLL subscriber installations

Radio Planning

Our planning and configuration tool, the AS9000 (“AS9000”), is a sophisticated software solution that enables operators to plan and deploy our wireless systems. This product is based on third-party software customized for use with our systems. The main task of the planning tool is to find the optimal location and configuration for the base station deployment. The system provides a powerful prediction engine that can generate coverage maps for multiple scenarios until the best-case scenario is found. From these data detailed predictions of service availability can be made allowing service providers to accurately target markets.

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

New Products and Enhancements

During	2002 we introduced a significant number of new products and product enhancements.

•	The WipLL product line and associated products through acquisition

•	The AS4020 high-speed data and voice platform enhancement to our existing AS40X0 product line

•	A new range of AS40X0 Subscriber Terminals, based on our next-generation ASIC technology Trinity II

•	AS8200 Netspan—a standards-based enhancement to our AS8100 network management platform for management of AS40X0 systems

We are planning further new product introductions in 2003, including:

•	software upgrades to AS4020, adding further to its capabilities

•	a higher performance, lower cost integrated Subscriber Terminal for the AS40X0 platforms

•	a 5.8GHz option for the WipLL product line

•	a point-to-point option for WipLL

•	a Service Qualification Software package that allows pre-qualification of service availability to a subscriber, thereby eliminating the need for a site visit

Technology

As of March 21, 2003, we had 83 people engaged in research and development. Our technologies have been under continuous development since 1993, deliver high performance, and are resilient in a very wide range of deployment conditions.

Frequency Choice

We recognized early that no single fixed wireless spectrum would be made available for access services around the world. Consequently, our designs have accommodated the ability to easily change radio frequency subsystems to match a customer’s specific spectrum allocation. We believe our Wireless Solutions provide our customers with the widest choice of radio subsystems in the industry within the 0.9 to 4.0 GHz bands, encompassing both licensed and unlicensed bands. We are working to enhance our existing Wireless Solutions so that the same claim can be made in the future for our wireless solutions that operate up to the 6.0 GHz band.

CDMA Technology

Our AS40X0 product is based on well-established Direct Sequence Code Division Multiple Access (“DS-CDMA”) technology that allows multiple users to simultaneously share a single radio channel while providing a high degree of security between channels and other users. Our WipLL product line utilizes Frequency Hopping Code Division Multiple Access (“FH-CDMA”), which also provides a high level of immunity to interference and robust performance.

CDMA functions differently from other access technologies such as Frequency Division Multiple Access (“FDMA”), Time Division Multiple Access (“TDMA”) or Orthogonal Frequency Division Multiplexing / Multiple Access (“OFDM/A”). CDMA uses virtually random encoding of data based on a unique access code per user, while FDMA divides the frequencies into narrow bands per user and TDMA divides up the transmission into intervals of time per user. We selected CDMA for our products because we believe CDMA can generally allow a greater number of users per radio channel than either FDMA or TDMA, and with greater security. CDMA offers similar performance characteristics to OFDM systems, and also has the benefit of being a well-established technology.

Intellectual Property

We have developed reliable CDMA-based systems employing our own enabling technology, which, as of March 21, 2003, has resulted in 39 separate U.S. patents granted (together with various foreign counterparts), with a further 8 pending U.S applications, for the Airspan FWA Solutions. We do not license CDMA technology from or pay royalties to any other companies that have developed CDMA-based wireless technologies. To improve system performance and reduce costs, we have developed custom integrated circuits, which are the key elements of our wireless solutions.

Extensive testing and integration facilities

The performance and coverage area of a FWA system is dependent on a number of factors including: the strength of the radio signal transmitted, the sensitivity of the radio receiving apparatus, the radio frequency used and the clutter (natural terrain features and man-made obstructions). The ability of an operator to use a FWA system is predominantly dependent on the environment in which the FWA system is deployed and base stations and customer premise equipment are installed. Our process of radio planning considers these important factors to maximize performance, coverage and availability. We have taken extensive steps to ensure that our products are thoroughly stress-tested prior to release.

We continue to operate live multi-cell test networks that provide always-on high-speed Internet access and voice services to a number of volunteer end-users. The AS40X0 test network operates in and around the town of Stratford upon-Avon, U.K., and the WipLL network operates in the town of Lod, Israel. In addition to providing valuable long-term system reliability, availability and other performance data, these unique facilities permit us to empirically investigate radio transmission and reception and interference behavior for existing and emerging products.

Research and development expenditures

During the years ended December 31, 2002, 2001, and 2000, we spent $13.7 million, $15.1 million and $17.3 million, respectively, on research and development of our products. Of such amounts, $0.0 million, $0.4 million and $0.5 million, respectively, were attributed to amortization of intangibles.

Customers

We believe our existing and target customers are principally comprised of network operators that can be generally described as follows:

•	CLECs and ILECs that operate in areas of relatively low tele-density or in areas where the installation of copper lines or coaxial cables is cost prohibitive;

•	mobile carriers that use their excess or under-utilized spectrum to offer broadband access services to their customers;

•	cable TV operators, who use FWA systems to extend the reach of their networks, and/or who offer telephone services in addition to their basic TV services;

•	ISPs that operate in areas where other carriers cannot offer broadband access services; and

•	enterprises that operate private, closed loop networks.

We began shipping our products in 1996. By the end of December 2002, we had shipped to over 100 customers in more than 50 countries. With the addition of the WipLL product line our customer base expanded and our customers now include integrated data and voice carriers, providers that focus exclusively on data services, enterprises that use our equipment for their private networks, and mobile carriers. During 2002 we developed a relationship with Siemens Telecommunications in South Africa that accounted for 32% of our revenues in 2002. Through the WipLL acquisition, we acquired Speednet, Japan, as a customer, which accounted for 10% of our revenues in 2002. No other customer accounted for more than 10% of our total revenues in 2002.

Our contracts with our customers typically provide for delivery of product and services, including installation and commissioning, training, maintenance and upgrades. In addition, we generally also agree to provide warranty for the equipment and software for a limited period of time.

Our contracts are generally non-exclusive and may contain provisions allowing our customers to terminate the agreement without significant penalties. Our contracts also may specify the achievement of shipment, delivery and service commitments. We are generally able to meet these commitments or negotiate extensions with our customers.

Sales, Marketing and Customer Service

We sell our systems and solutions through our direct sales force, independent agents, resellers and original equipment manufacturer (“OEM”) partners. Our direct sales force targets network operators, ISPs and enterprises in both developed and developing markets. Currently we have direct sales offices in the U.S., U.K., Australia, Canada, China, Czech Republic, Indonesia, New Zealand, the Philippines, Poland, Russia, South Africa and Sri Lanka. In markets where we do not have a direct sales presence, we also sell through independent agents and resellers who target network operators and other customers. In certain countries we also sell to OEMs who may sell our products under their names.

Our marketing efforts are focused on network operators and ISPs that provide voice and data or data-only communications services to their customers, and enterprises. Through our marketing activities we provide technical and strategic sales support including in-depth product presentations, network design and analysis, bid preparation, contract negotiation and support, technical manuals, sales tools, pricing, marketing communications, marketing research, trademark administration and other support functions.

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

As of March 21, 2003, we had 86 employees dedicated to sales, marketing and customer service.

Manufacturing

We subcontract all of our manufacturing to subcontractors, who provide full service manufacturing solutions including systems integration and test procedures.

We currently outsource the manufacturing of our AS40X0 products to two global contract manufacturers—Solectron Scotland Limited (“Solectron”), based in Dunfermline, Scotland, and Flextronics International (“Flextronics”), based in Karlskrona, Sweden.

Solectron provides a range of manufacturing services including prototyping, new product introduction, printed circuit board production, full assembly of our Subscriber Terminals and system integration and test functions. Flextronics provides a variety of AS40X0 printed circuit boards that primarily support our Base Station products.

Our AS40X0 base station mechanical production and assembly is contracted to Simclar International, in Dunfermline, Scotland.

Manufacture of our WipLL products is outsourced to an Israeli manufacturing subcontractor named Racamtech Limited, which is part of the CAM Group (“CAM”), based in Yokenam, Israel. CAM provides full manufacture of the products from component procurement to fully tested finished goods.

Our agreements with our manufacturing subcontractors are all non-exclusive and may be terminated by either party with four to six months’ notice without significant penalty. Other than agreeing to purchase the materials we request in the forecasts we regularly provide, we do not have any agreements with our manufacturing subcontractors to purchase any minimum volumes. Our manufacturing support activities consist primarily of prototype development, new product introduction, materials planning and procurement and quality control.

Finished AS40X0 products are stored prior to dispatch to end customers at Allport Freight Limited (Allport), a third-party logistics company based in Maidenhead, UK. Finished WipLL products remain at CAM’s facilities prior to dispatch to end customers.

Some of the key components of our products are purchased from single vendors for which alternative sources are generally not readily available in the short to medium term. Further, some of our printed circuit boards have key components that, due to their complexity and uniqueness, are purchased from single vendors. If these vendors fail to supply us with components because they do not have them in stock when we need them, if they reduce or eliminate their manufacturing capacity for these components or if they enter into exclusive relationships with other parties which prevents them from selling to us, we could experience significant delays in shipping our products while we seek other sources. See “Risk Factors—Our dependence on key suppliers and contract manufacturers…”

Our operation and manufacturing strategies enable us to configure our products to meet a wide variety of customer requirements and facilitate technology transfer between our research and development group and our contract manufacturers. We are ISO 9001 certified.

Competition

We compete in a relatively new, rapidly evolving and highly competitive and fragmented market. We compete with companies that are producing fixed wireless access systems, satellite access systems, cable access systems and other new entrants to the industry, as well as traditional communications companies.

We believe the primary competitive challenges our business faces include:

•	competing with established traditional wired network equipment providers and their wired solutions

•	convincing service providers that our solutions are superior to competing wireless solutions

We face, or believe that we will face, competition from various other providers of wireless communications products and services and, while we believe our industry to be competitive, we do not believe there is a single dominant competitor.

Competitors vary in size and scope, in terms of products and services offered. With respect to the wireless solutions we offer to serve in licensed and unlicensed frequencies, we believe we compete directly with Alvarion and Vyyo, with a number of smaller start-up companies and with the divisions of a number of institutional telecommunication equipment companies. We also believe we compete indirectly with a number of large telecommunication equipment suppliers such as Alcatel, Hughes, and Harris. In addition, our technology competes with other high-speed solutions, such as wired DSL, cable modems and high-speed leased lines, and occasionally fiber optic cable and satellite technologies. The performance and coverage area of our wireless systems are dependent on some factors that are outside of our control, including features of the environment in which the systems are deployed such as the amount of clutter (natural terrain features and man-made obstructions) and the radio frequency available. Any inability to overcome these obstacles may make our technology less competitive in comparison with other technologies and make other technologies less expensive or more suitable. Our business may also compete in the future with products and services based on other wireless technologies and other technologies that have yet to be developed.

Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and financing of their products than we can. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves. See “Risk Factors—Competition from alternative communications systems…”

Employees

As of March 21, 2003, we had a total of 250 full-time employees, including contract personnel, of which 119 were based in the UK and 53 were based in Israel. Our employees are not presently represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers and Directors

The names, ages and positions of our executive officers and directors as of March 21, 2003 are listed below along with their business experience during the past five years.

Name	Age	Title
Matthew J. Desch	45	Chairman of the Board of Directors
Eric D. Stonestrom	41	President and Chief Executive Officer, Director
Peter Aronstam	50	Senior Vice President and Chief Financial Officer
Jonathan Paget	56	Executive Vice President and Chief Operating Officer
Henrik Smith-Petersen	39	President, Asia Pacific
David Brant	39	Vice President Finance and Controller
H. Berry Cash	62	Director
Thomas S. Huseby	55	Director
David A. Twyer	56	Director
Guillermo Heredia	61	Director
Michael T. Flynn	54	Director

Matthew J. Desch became Chairman of the Board of Directors of Airspan on July 1, 2000. Mr. Desch has been serving as the Chief Executive Officer of Telcordia Technologies, a wholly owned subsidiary of SAIC, Inc. since July 2002. Telcordia is a supplier of operations support systems and services for service providers around the world. From 1987 through May 2000, Mr. Desch served in a variety of management positions with Nortel Networks, a global supplier of networking solutions and services that support voice, data, and video transmission over wireless and wireline technologies. From 1996 through May 2000, he served as Executive Vice President and President of Nortel’s Wireless Networks division, responsible for Nortel’s global wireless infrastructure business. Mr. Desch also serves on the board of directors of SAIC, Inc., a private corporation which provides systems integration, engineering, and R&D services to the U.S. government. Mr. Desch also has a B.S. from Ohio State University, and an M.B.A. from the University of Chicago.

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

Peter Aronstam joined Airspan in March 2001 as Senior Vice President and Chief Financial Officer. From 1983 to 2001, Mr. Aronstam served in a variety of positions at Nortel Networks Limited, most recently as Vice President, Customer Financing of Nortel’s Caribbean and Latin America region. From 1978 to 1980, he worked at Bank of Montreal in its international banking division, and from 1981 to 1983 at Bank of America in its Canadian corporate banking group. He received B.Com., LLB and PhD. degrees in 1971, 1973 and 1978, respectively, from the University of the Witwatersrand in Johannesburg, South Africa.

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

Henrik Smith-Petersen joined Airspan in February 1998 as Senior Director in Sales. He became Regional Vice President for Asia Pacific and later President, Asia Pacific in February 2001. Prior to joining Airspan, he was with DSC Communications Corporation as Director of Business Development. Within DSC he gained extensive experience developing new business and partnerships worldwide in the wireless telecommunication market. Before joining DSC, he worked for four years for AT&T’s Network Systems Group in Italy, where he developed AT&T’s operation systems business and later became Key Account Manager for Italtel, AT&T’s local partner in Milan, developing the Telecom Italia business. He received his B.Sc. in Business Economics degree from Copenhagen School of Economics in Denmark in 1990, and a M.B.A. from SDA BOCCONI University in Milan in 1992.

David Brant joined Airspan at its inception in January 1998 as Finance Director and in July 2000 was named Vice President Finance and Controller. From 1990 to 1998, Mr. Brant was employed by DSC Communications Corporation, a U.S. telecommunications company, in the U.K. in various financial roles, the last post as Director of European Accounting during 1997. He received a B.A. in Mathematical Economics in 1984 from Essex University and is a Fellow of the Association of Chartered Certified Accountants.

H. Berry Cash has served as a Director of Airspan since January 1998. He has been a General Partner with InterWest Partners,

a venture capital fund focused on technology and healthcare, since 1985. Mr. Cash currently serves as a member of the Board of Directors, a member of the Compensation Committee, and a member of the Audit Committee of the following public companies: Silicon Laboratories, Inc., a developer of mixed-signal integrated circuits for products such as cell phones, set-top boxes, and computer modems, MicroTune Inc., a provider of RF silicon solutions for the broadband communications and consumer electronics markets, i2 Technologies, Inc., a provider of software and services that help customers achieve measurable value through improvements in coordination and collaboration, and Liberté Investors, Inc. a real-estate sales company. Also, Mr. Cash currently serves as a member of the board of directors and a member of the Compensation Committee of CIENA Corporation, a public company who is a provider of next generation intelligent optical networking equipment. Mr. Cash received a B.S. in Electrical Engineering from Texas A&M University and a M.B.A. from Western Michigan University.

Thomas S. Huseby has served as a Director of Airspan since January 1998, serving as the Chairman of the Board from January 1998 until July 2000. Since August 1997, Mr. Huseby has served as the Managing Partner of SeaPoint Ventures, a venture capital fund focused on communications and Internet infrastructure. Prior to his employment with SeaPoint Ventures, from 1994 to 1997, Mr. Huseby was the Chairman and Chief Executive Officer of Metawave Communications, a public corporation which manufactures cellular infrastructure equipment. Previously he was President and Chief Executive Officer of Innova Corporation, a previously public manufacturer of millimeter wave radios. Mr. Huseby currently serves as a member of the Board and member of the Compensation Committee of Hubspan, Inc., a private corporation which provides real-time trading partner connectivity services, Qpass, Inc., a private corporation which offers software that facilitates the sale of digital content for wireless carriers, and Wireless Services Corporation, a private corporation which provides services for wireless networks. Mr. Huseby holds a B.A. in Economics from Columbia College, a B.S.I.E. from the Columbia School of Engineering and a M.B.A. from Stanford University.

David A. Twyver joined the Board of Directors of Airspan in May 1999. Mr. Twyver began serving as Chairman of the Board of Directors of Ensemble Communications Inc., a supplier of LMDS wireless equipment in January, 2002. Mr. Twyver served as the President and Chief Executive Officer of Ensemble from January, 2000 to September, 2002. From 1996 to 1997, Mr. Twyver served as Chief Executive Officer of Teledesic Corporation, a satellite telecommunications company. From 1974 to 1996, Mr. Twyver served in several management positions at Nortel Networks Limited, a leading global supplier of data and telephone network solutions and services, most recently as president of Nortel Wireless Networks from 1993 to 1996. Since 1998, Mr. Twyver has been a director of Metawave Communications Corporation, a public corporation which manufactures cellular infrastructure equipment. Mr. Twyver was also a director of Innova Corporation, a previously public manufacturer of millimeter wave radios, during 1998. He received his B.S. in Mathematics and Physics from the University of Saskatchewan.

Guillermo Heredia joined the Board of Directors of Airspan in January 2001. Since February 1999, Mr. Heredia has served as the Managing Partner of Consultores en Inversiones Aeronauticas, a provider of consulting services to airline operators and investors. Mr. Heredia has served in the senior management of three major Mexican corporations: as President and Chief Operating Officer of Aeromexico from 1989 to 1992, as President and Chief Operating Officer of Grupo Iusacell, Mexico’s number two wireless carrier from 1992 to 1994, and as President and Chief Executive Officer of Previnter, a joint venture of AIG, Bank Boston and Bank of Nova Scotia from 1995 to 1999. Mr. Heredia currently serves as a member of the Board of Directors for W L Comunicaciones, a private telecommunications company involved in developing a wide band fiber optic network in Mexico City and throughout Mexico and for Jalisco Tequilana Internacional, a private distiller and distributor of Tequila. Mr. Heredia holds a degree in Mechanical Engineering from the Universidad de las Americas and in Business Administration from Universidad Iberoamericana.

Michael T. Flynn joined the Board of Directors of Airspan in July 2001. Mr. Flynn is the Group President-Chief Information Officer at ALLTEL Corporation. He serves as a member of the “Office of the President” which guides the business of the Communications Division at ALLTEL, a publicly traded integrated telecommunications and information services company. He joined ALLTEL in June of 1994 where he served as President of the Telephone Group until he became President of Communications Operations in April of 1997. Prior to joining ALLTEL in 1994, he spent twenty-four years with Southwestern Bell and the Bell System where he served as President of the Arkansas Division from 1991 to 1994. Mr. Flynn also serves on the board of directors and the Compensation Committee of Taqua Systems, a privately held manufacturer of next generation telecom switching products and is a member of the Technical Advisory Board of General Bandwidth, a next generation provider of media gateway products. Mr. Flynn also serves as a member of the Board of Directors of Baptist Hospital Foundation Board, a non-profit organization. He earned his B.S. degree in industrial engineering from Texas A&M University in 1970. He attended the Dartmouth Institute in 1986 and the Harvard Advanced Management Program in 1988.

RISK FACTORS

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business.

If we continue to incur substantial losses and negative operating cash flows, we may not succeed in achieving or maintaining profitability in the future.

We have incurred net losses since we became an independent company, and as of December 31, 2002 we had an accumulated deficit of $137.7 million. We anticipate that we will continue to experience negative cash flows for the next 24 months. Our operating losses have been due in part to the commitment of significant resources to our research and development and sales and marketing organizations. We expect to continue to devote resources to these areas and, as a result, we will need to continue increasing our quarterly revenues to achieve and maintain profitability. We cannot be certain that our revenues will grow or that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

The slowdown in expenditures by communications service providers has had, and could continue to have a negative impact on our results of operations.

The deterioration of the global economy over the past three years has resulted in a curtailment of capital investment by telecommunications carriers and service providers. Many new and small service providers and wireless companies have failed, and existing service providers have been reducing or delaying expenditures on new equipment and applications. We believe it is possible that this slow down could continue for the foreseeable future, or at least through fiscal year 2003. A further global long-term decline in capital expenditures may reduce our sales, increase the need for inventory write-offs and could result in downward pressure on the price of our products, all of which would have a material adverse effect on our results of operations and stock price.

Since we have a limited operating history and a significant percentage of our expenses are fixed and do not vary with revenues, our quarterly operating results are volatile and difficult to predict, and our stock price could decline.

We believe that period-to-period comparisons of our operating results are not necessarily meaningful. Since our customers are not required to purchase a specific number of our products in any given quarter, we may not be able to accurately forecast our quarterly revenues. Revenues are further affected if major deployments of our products do not occur in any particular quarter as we anticipate and/or our customers delay shipments or payments due to their inability to obtain licenses or for other reasons. As a result, our quarterly operating results have fluctuated in the past and will likely vary in the future. This could cause the market price of our common stock to decline. Other factors that may affect our quarterly operating results and our stock price include the loss of a major customer, our ability to react quickly to new competing technologies, products and services which may cause us to otherwise lose our customers, or if our suppliers and manufacturers are not able to fulfill our orders as a result of a shortage of key components that leads to a delay in shipping our products. We incur expenses in significant part based on our expectations of future revenue, and we expect our operating expense, in particular salaries and lease payments, to be relatively fixed in the short run. Accordingly, any unanticipated decline in revenue for a particular quarter could have an immediate negative effect on results for that quarter, possibly resulting in a change in financial estimates or investment recommendations by securities analysts, which could result in a fall in our stock price. You should not rely on the results of any one quarter as an indication of future performance.

Competition from alternative communications systems, as well as larger, better-capitalized or emerging competitors for our products, could result in price reductions, reduced gross margins and loss of market share.

We compete in a relatively new, rapidly evolving and highly competitive and fragmented market. We compete with companies that are producing fixed wireless communications systems, satellite access systems, cable access systems and other new entrants to this industry, as well as traditional communications companies.

Competitors vary in size and scope, in terms of products and services offered. With respect to the wireless solutions we offer to serve in licensed and unlicensed frequencies, we believe we compete directly with Alvarion and Vyyo, with a number of smaller start-up companies and with the divisions of a number of institutional telecommunication equipment companies. We also believe we compete indirectly with a number of large telecommunication equipment suppliers such as Alcatel, Hughes, and Harris. In addition, our technology competes with other high-speed solutions, such as wired DSL, cable modems and high-speed leased lines, and occasionally fiber optic cable and satellite technologies. The performance and coverage area of our wireless systems are dependent on some factors that are outside of our control, including features of the environment in which the systems are deployed such as the amount of clutter (natural terrain features and man-made obstructions) and the radio frequency available. Any inability to overcome these obstacles may make our technology less competitive in comparison with other technologies and make other technologies less expensive or more suitable. Our business may also compete in the future with products and services based on other wireless technologies and other technologies that have yet to be developed.

Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and financing of their products than we can. Furthermore, some of our competitors have made or may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to gain customer market share rapidly. These competitors may enter our existing or future markets with systems that may be less expensive, provide higher performance or contain additional features.

We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that may supplant or provide lower-cost alternatives to our systems. This or other factors may result in changes in the market valuations of our competitors, which have been volatile recently, and could cause our stock price to fall. To remain competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be certain that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to remain competitive.

If our stock price falls below $1.00 per share, our common stock may be de-listed from the Nasdaq National Market.

The National Association of Securities Dealers, Inc. has established certain standards for the continued listing of a security on the Nasdaq National Market. These standards require, among other things, that the minimum bid price for a listed security be at least $1.00 per share. Under Nasdaq’s listing maintenance standards, if the closing bid price of our common stock remains below $1.00 per share for 30 consecutive trading days, Nasdaq will issue a deficiency notice to us. If the closing bid price subsequently does not reach $1.00 per share or higher for a minimum of ten consecutive trading days during the 180 calendar days following the issuance of the deficiency notice from Nasdaq, Nasdaq may de-list our common stock from trading on the Nasdaq National Market. On two occasions within the last six months the Nasdaq has notified us that the closing bid price for our common stock has traded below $1.00 for over 30 consecutive trading days. Although the closing bid price for our common stock did increase to over $1.00 for ten consecutive days after the first Nasdaq notice, we can not predict whether the market price for our common stock will exceed $1.00 for ten consecutive days prior to September 17, 2003, the date which is 180 days after our second Nasdaq notice.

If our common stock is to be de-listed from the Nasdaq National Market, we may apply to have our common stock listed on the Nasdaq SmallCap Market. In the event that such application is accepted, of which there can be no assurance, we anticipate the change in listings may result in a reduction in some or all of the following, each of which could have a material adverse effect on our investors:

•	the liquidity of our common stock;

•	the market price of our common stock;

•	the number of institutional investors that will consider investing in our common stock;

•	the number of investors in general that will consider investing in our common stock;

•	the number of market makers in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock;

•	the number of broker-dealers willing to execute trades in shares of our common stock; and

•	our ability to obtain financing for the continuation of our operations.

Should our application to the Nasdaq SmallCap Market be rejected or if we fail to continue to satisfy the Nasdaq SmallCap Market’s continued listing requirements, our common stock could be delisted entirely or relegated to trading on the over-the-counter-market. In the latter event, our common stock could become subject to the Securities and Exchange Commission’s “Penny Stock” rules. “Penny stocks” generally are equity securities with a price of less than $5.00 per share that are not registered on certain national securities exchanges or quoted on the Nasdaq system. Broker-dealers dealing in our common stock would then be subject to the disclosure rules for transactions involving penny stocks, which require the broker-dealer to determine if purchasing our common stock is suitable for a particular investor. The broker-dealer must also obtain the written consent of purchasers to purchase our common stock. The broker-dealer must also disclose the best bid and offer prices available for our stock and the price at which the broker-dealer last purchased or sold our common stock. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could make it difficult for investors to sell their shares and, hence, limit the liquidity of our common stock.

Our customer contracts vary widely in terms and duration, with a majority of our customers executing only short-term purchase orders, and allow our customers to terminate without significant penalties.

Our contracts and purchase orders are separately negotiated with each of our customers and the terms vary widely. A majority of our customers may only execute short-term purchase orders for a single or a few systems at one time instead of long-term contracts for large-scale deployment of our systems. These contracts and purchase orders do not ensure that they will purchase any additional products beyond that specifically listed in the order.

Moreover, since we believe that these purchase orders may represent the early portion of longer-term customer programs, we expend significant financial, personnel and operational resources to fulfill these orders. If our customers fail to purchase additional products to fulfill their programs as we expect, we may be unable to recover the costs we incur and our business could suffer.

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

Changes in telecommunications regulation or delays in receiving licenses could adversely affect many of our customers and may lead to lower sales.

Many of our customers are subject to extensive regulation as communications service providers. Changes in legislation or regulation that adversely affect those existing and potential customers could lead them to spend less, or delay or cancel expenditures, on communications access systems, which would harm our business. In the past, we have suffered the postponement of anticipated customer orders because of regulatory issues. The resolution of those issues can be lengthy and the outcome can be unpredictable. We have also received orders in the past from customers that were contingent upon their receipt of licenses from regulators, the timing of which were uncertain. The receipt of licenses by our customers may occur a year or more after they initially seek those licenses, or even after they place orders with us.

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

Typically our sales cycle can range from one month to two years and varies by customer. The length of the sales cycle with a particular customer may be influenced by a number of factors, including the:

•	particular communications market that the customer serves

•	testing requirements imposed by the customer on our systems

•	customer’s experience with sophisticated communications equipment including fixed wireless technology; and the

•	cost of purchasing our systems, including the cost of converting to our products from previously-installed equipment, which may be significant

Before we receive orders, our customers typically test and evaluate our products for a period that can range from a month to more than a year. In addition, the emerging and evolving nature of the communication access market may cause prospective customers to delay their purchase decisions as they evaluate new technologies or competing technologies or, wait for new products or technologies to come to market. As the average order size for our products increases, our customers’ processes for approving purchases may become more complex, leading to a longer sales cycle. We expect that our sales cycle will continue to be long and unpredictable. Accordingly it is difficult for us to anticipate the quarter in which particular sales may occur, to determine product shipment schedules and to provide our manufacturers and suppliers with accurate lead-time to ensure that they have sufficient inventory on hand to meet our orders. In addition, our sales cycle impairs our ability to forecast revenues and control expenses.

Our sales in Asia, Latin America and Africa may be difficult and costly as a result of the political, economic and regulatory risks in those regions.

Sales to customers based outside the U.S. have historically accounted for a substantial majority of our revenues. In 2002, our international sales (sales to customers located outside the U.S. which includes a small percentage of U.S. customers where the final destination of the equipment is not the U.S.) accounted for 93% of our total revenue, with sales to customers in Asia Pacific, particularly Japan and Indonesia, accounting for 22%, and sales to Africa, particularly South Africa, Nigeria and Botswana, accounting for 51% of total revenue. Sales in Asia, Latin America and Africa in particular expose us to risks associated with international operations including:

•	longer payment cycles and customers seeking extended payment terms, particularly since our customers in Asia and Latin America have difficulty borrowing money or receiving lines of credit if there is political and economic turmoil in their countries

•	tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries may have made or may make our systems expensive and uncompetitive for local operators

•	import or export licensing or product-certification requirements

•	unexpected changes in regulatory requirements and delays in receiving licenses to operate

•	political and economic instability, including the impact of economic recessions

•	our reluctance to staff and manage foreign operations as a result of political unrest even though we have business opportunities in a country

•	limited ability to enforce agreements in regions where the judicial systems may be less developed

Our operations in Israel may be disrupted by political and military tensions in Israel and the Middle East.

We conduct various activities related to the WipLL product in Israel, including: research and development; design; raw material procurement; and manufacturing through a manufacturing sub contractor based in Israel. Our operations could be negatively affected by the political and military tensions in Israel and the Middle East. Israel has been involved in a number of armed conflicts with its neighbors since 1948 and a state of hostility, varying in degree and intensity, has led to security and economic problems in Israel. Since September 2000, a continuous armed conflict with the Palestinian Authority has been taking place. While these conflicts have had no material adverse effect on our Israeli operations in the past, conditions in Israel could in the future disrupt our development, manufacture or distribution of WipLL products.

We may not be able to expand our sales and distribution capabilities, including establishing relationships with international distributors, which would harm our ability to generate revenue.

We believe that our future success depends upon our ability to expand our direct and indirect sales operations, including establishing relationships with international distributors. While we have been at times successful in signing country-specific OEM agreements with major suppliers such as Siemens and L.M. Ericsson, we cannot be certain that we will always be successful in maintaining or expanding these agreements.

We are dependent on our line of fixed wireless communications systems and our future revenue depends on their commercial success and our ability to adapt to evolving industry standards and new technologies.

The market for communications systems has been characterized by rapid technological developments and evolving industry standards. Our ability to increase revenue in the future depends on the commercial success of our line of fixed wireless communications systems and our ability to adapt to changing technologies, industry standards and customer preferences in a timely and cost-effective manner. To date we have our existing AS4000 products and we introduced, towards the end of 2002, our AS4020 product variant, which is an enhancement to AS4000. Additionally we acquired the WipLL product line from Marconi in October 2002. Along with software tools, network management systems and planning and configuration tools, these are the only products we have shipped to customers, and we expect that revenue from these products will account for a substantial portion of our revenue for the foreseeable future. We expect to introduce new products in 2003 including a new range of subscriber terminals, and voice capability in our AS4020 product. In developing these products, we made assumptions about the standards that may become adopted and potential demand for such products. If our assumptions are incorrect and products based on new or alternative technologies are introduced, or new industry standards emerge, our products could be rendered obsolete. We cannot assure you that we will be successful in developing enhancements to existing products or new products to meet evolving standards in the future.

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

Our dependence on key suppliers and contract manufacturers may result in product delivery delays if they do not have components in stock or terminate their non-exclusive arrangements with us.

Some of the key components of our products are purchased from single vendors, including printed circuit boards from Flextronics and Solectron and electronic connector panels from Sanmina (Ireland) Limited, for which alternative sources are generally not readily available. If our vendors fail to supply us with components because they do not have them in stock when we need them, or if they reduce or eliminate their manufacturing capacity for these components or if they enter into exclusive relationships with other parties which prevent them from selling to us, we could experience significant delays in shipping our products while we seek other supply sources, which may result in our customers claiming damages for delays. At times we have been forced to purchase these components from distributors instead of from the manufacturers, which has significantly increased our costs. We do not have long-term contracts with all of these suppliers. Instead, we execute purchase orders approximately three to six months in advance of when we believe we may need the components. These purchase orders are non-exclusive, and we are generally not required to purchase any minimum volume of components from any of these suppliers. Where we do not have long-term contracts with these suppliers, they may terminate our relationship with up to six months’ notice.

In addition, we outsource our manufacturing processes to subcontractors who rely on our forecasts of future orders to make purchasing and manufacturing decisions. We provide them with forecasts on a regular basis. If a forecast turns out to be inaccurate, it may lead either to excess inventory that would increase our costs or a shortage of components that would delay shipments of our systems. Our contracts with our manufacturing subcontractors are non-exclusive and may be terminated with limited notice (4-6 months) by either party without significant penalty. Other than agreeing to purchase the materials we request in the forecasts, we do not have any agreements with them to purchase any minimum volume. It is possible that our major competitors may enter into contracts with our subcontract manufacturers.

We currently depend on a few key customers for substantially all of our sales. A loss of one or more of those customers could cause a significant decrease in our net revenue.

We currently derive, and expect to continue to derive, a substantial percentage of our net sales from fewer than ten customers. Two customers accounted for more than 10% of our annual revenue in fiscal 2002, and 72% of our revenue was derived from our top ten customers. A small number of our customers are affiliated in that they have cross investments in each other, which means we may lose more than one customer at once if one party decides to discontinue deploying our equipment. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. We anticipate that our operating results will continue to depend on sales to a small number of key customers in the foreseeable future. In general, our contracts with our customers involve major deployments that require several months to fulfill, so our results may depend on the same major customers for consecutive quarters. Once a contract is fulfilled, we cannot assure you that the customer will continue to purchase upgrades or services from us, or possibly new products. It is necessary therefore for us to continually seek new customers in order to increase our revenue. To the extent that any major customer terminates its relationship with us, our revenues could decline significantly.

If we lose Eric Stonestrom or any of our other executive officers, we may encounter difficulty replacing their expertise, which could impair our ability to implement our business plan successfully.

We believe that our ability to implement our business strategy and our future success depends on the continued employment of our senior management team, in particular our president and chief executive officer, Eric Stonestrom. Our senior management team, who have extensive experience in our industry and are vital to maintaining some of our major customer relationships, may be difficult to replace. The loss of the technical knowledge and management and industry expertise of these key employees could make it difficult for us to execute our business plan effectively, could result in delays in new products being developed, lost customers and diversion of resources while we seek replacements.

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

Third parties could assert exclusive patent, copyright, trademark and other intellectual property infringement claims against the technologies that are important to us. In the past, we have dropped a trademark application for a product name, and we stopped our use of that name because we found that a third party had already obtained a trademark for it. If any inquiry from a third party relating to patents or trademarks leads to a proceeding against us and we are unable to defend ourselves successfully, our ability to sell our products may be adversely affected and our business would be harmed. In addition, third parties may assert claims, or initiate litigation against us, or our manufacturers, suppliers or customers with respect to existing or future products, trademarks or other proprietary rights. There is a substantial risk of litigation regarding intellectual property rights in our industry. Any claims against us, or customers that we indemnify against intellectual property claims, with or without merit, may:

•	be time-consuming, costly to defend and harm our reputation

•	divert management’s attention and resources

•	cause delays in the delivery of our products

•	require the payment of monetary damages

•	result in an injunction, which would prohibit us from using these technologies and require us to stop shipping our systems until they could be redesigned, if possible

•	require us to enter into license or royalty agreements, which may not be available on acceptable terms or require payment of substantial sums.

Since we incur most of our expenses and a portion of our cost of goods sold in foreign currencies, fluctuations in the values of foreign currencies could have a negative impact on our profitability.

Although 95% of our sales in 2002 and a majority of our cost of goods sold were denominated in U.S. dollars, we incur most of our operating expenses in British pounds and, to a lesser extent since the acquisition of the WipLL business, Israeli shekels. We expect these percentages to fluctuate over time. Fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations and our business and our currency hedging activities may not limit these risks. The value of foreign currencies may also make our products more expensive than local products.

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

If our hardware or software contains undetected errors, we could experience:

•	delayed or lost revenues and reduced market share due to adverse customer reactions

•	higher costs and expenses due to the need to provide additional products and services to a customer at a reduced charge or at no charge

•	claims for substantial damages against us, regardless of our responsibility for any failure, which may lead to increased insurance costs

•	negative publicity regarding us and our products, which could adversely affect our ability to attract new customers

•	diversion of management and development time and resources

Our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or our insurer may disclaim coverage as to any future claim. The successful assertion of any large claim against us could adversely affect our business.

We have recently acquired Airspan Israel, a company that manufactures, sells and services broadband wireless access systems, and are subject to certain risks related to such acquisitions.

We have limited experience acquiring other companies and, despite our due diligence efforts, may not know all the material risks associated with Airspan Israel’s business (“WipLL”). We expect to expend considerable time and resources to integrate WipLL with our existing business. If we later discover that WipLL products and services do not perform as anticipated, that existing WipLL customers are dissatisfied with WipLL products, or that Airspan Israel’s right or ability to manufacture, market, or service WipLL products is less than anticipated, we could be negatively affected. We may have limited recourse against the seller of Airspan Israel.

Our failure to manage future acquisitions and joint ventures effectively may divert management attention from our core business and cause us to incur additional debt, liabilities, or costs.

Our strategy of expanding our business through, among other things, acquisitions of other businesses and technologies and joint ventures presents special risks. We expect to continue to expand our business in certain areas through the acquisition of businesses, technologies, products, and/or services from other businesses that may complement our product and service offerings. We also may consider joint ventures and other collaborative projects. However, we may not be able to:

•	identify appropriate acquisition or joint venture candidates;

•	successfully negotiate, finance, or integrate any businesses, products, or technologies that we acquire; and/or

•	successfully manage any joint venture or collaboration.

Furthermore, the integration of any acquisition or joint venture may divert management attention in connection with both negotiating the acquisitions and integrating the acquired assets. In addition, any acquisition may strain managerial and operational resources as management tries to oversee larger operations. We also face exposure to unforeseen liabilities of acquired companies and run the increased risk of costly and time-consuming litigation, including stockholder lawsuits. Moreover, in connection with any acquisition or joint venture, we may issue securities that are superior to the right of holders of our common stock, or which may have a dilutive effect on the common stockholders and/or we may incur additional debt. If we fail to manage these acquisitions or joint ventures effectively, we may incur debts or other liabilities or costs that could harm our operating results or conditions.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Boca Raton, Florida. This office consists of approximately 3,700 square feet and the lease on this property expires in 2006.

Our primary location of operations, manufacturing and product development is in Uxbridge, UK. In Uxbridge, we lease three facilities of approximately 25,000, 17,000 and 12,000 square feet. These leases expire in 2006, 2010 and 2003, respectively. Additionally we have an operation in Israel where we lease one facility of approximately 28,000 square feet. That expires in October 2003.

ITEM 3. LEGAL PROCEEDINGS

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants Airspan, Eric D. Stonestrom (our President and Chief Executive Officer), Joseph J. Caffarelli (our former Senior Vice President and Chief Financial Officer), Matthew Desch (our Chairman) and Jonathan Paget (our Executive Vice President and Chief Operating Officer) together with certain underwriters of our July 2000 initial public offering. The complaints allege violations of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”) for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, Plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for our initial public offering was false and misleading and in violation of Section 10(b) and Section 11 of the Exchange Act and Rule 10b-5 promulgated thereunder because the Prospectus did not disclose these arrangements. The Plaintiffs also alleged that, pursuant to Section 15 of the Securities Act, Mr. Stonestrom, Mr. Caffarelli, Mr. Desch and Mr. Paget are jointly and severally liable for our alleged violation of Section 11 of the Securities Act. The actions seek damages, interest, reasonable attorneys’ and experts’ witness fees and other costs in an unspecified amount. The complaints have been consolidated into a single action, which is being coordinated with over three hundred other nearly identical actions. The consolidated complaint was filed in 2002 and we responded with a consolidated motion to dismiss. The motion to dismiss was heard by the court in the fourth quarter of 2002, and in February 2003, the court dismissed the Section 10b-5 claim against us, but allowed the Section 11 claim to proceed. In October of 2002, Mr. Stonestrom, Mr. Caffarelli, Mr. Desch, and Mr. Paget each executed a Reservation of Rights and Tolling Agreement (the “Tolling Agreement”) in connection with the litigation. The Tolling Agreement, subsequently approved by the court, provided for dismissal without prejudice and without costs of all claims alleged against the officers. We cannot predict whether Plaintiffs will re-file the complaints against the officers in the future. We intend to vigorously defend ourselves and our officers against this lawsuit.

On February 28, 2003, a Class Action Complaint was filed in the United States District Court for the Southern District of Florida naming as defendants Airspan, Eric D. Stonestrom, and Joseph J. Caffarelli together with Credit Suisse First Boston (“CFSB”), an underwriter of our July 2000 initial public offering, as well as various CFSB related entities and various CFSB employees. The complaint alleges claims against us, Mr. Stonestrom and Mr. Caffarelli

(collectively, Mr. Stonestrom and Mr. Caffarelli are referenced hereto as the “Executive Defendants”) for violations of Section 10(b) of the Exchange Act, Rule 10b-5 thereunder, and Florida’s Blue Sky laws as well as claims based on common law theories of fraud and negligent misrepresentation for allegedly issuing a Registration Statement and Prospectus that contained materially false and misleading information and that failed to disclose material information. In particular, Plaintiffs allege that we and the Executive Defendants misrepresented the accuracy of our initial public offering price, our financial condition, and our future revenue prospects to create the illusion of unpredictable revenue growth. The Plaintiffs further allege that the effect of the purported fraud was to manipulate our stock price so that we, along with the underwriter-defendants, could profit from the manipulation. The actions seek damages, interest, reasonable attorneys’ and experts’ witness fees, disgorgement of profits, restitution and rescission, and other costs in an unspecified amount. The complaint also alleges that, pursuant to Section 20(a) and Section 10(b) of the Exchange Act and certain common law theories, we and the Executive Defendants are each jointly and severally liable for each other’s alleged violations of Section 10(b) of the Exchange Act. We have not yet responded to this complaint. We intend to vigorously defend ourselves and our officers against this lawsuit.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol “AIRN”. The price range per share, reflected in the table below, is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter of the last two fiscal years.

	High	Low
2002 Fourth Quarter	$1.25	$0.40
2002 Third Quarter	1.19	0.42
2002 Second Quarter	1.80	0.95
2002 First Quarter	2.98	1.61
2001 Fourth Quarter	3.17	1.52
2001 Third Quarter	3.18	1.30
2001 Second Quarter	4.02	2.00
2001 First Quarter	6.97	2.06

Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.

At March 21, 2003 the price per share of our common stock was $0.78 and we believe we had approximately 3417 beneficial shareholders.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2002

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted -average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	4,786,505	$2.56	633,347

Equity compensation plans not approved by security holders(2)	690,448	$3.37	211,017

(1)	In 1998 and 2000, the Company’s shareholders approved the 1998 Employee Stock Option Plan and the 2000 Employee Stock Purchase Plan.

(2)	Issued pursuant to the Company’s 2001 Supplemental Stock Option Plan (the “2001 Plan”).

The 2001 Supplemental Stock Option Plan

The 2001 Plan provides for the grant to our non-officer employees and consultants of non-statutory stock options. The 2001 Plan provides for the grant of options for up to 901,465 shares of common stock. The 2001 Plan is administered by the board of directors or a committee of the board of directors (the “2001 Plan Committee”). The 2001 Plan Committee determines the terms of options granted under the 2001 Plan, including the number of shares subject to the option, exercise price, term, and exercisability. The exercise price may be equal to, more than or less than 100% of fair market value on the date the option is granted, as determined by the 2001 Plan Committee. The 2001 Plan Committee has the authority to amend or terminate the 2001 Plan, provided that shareholder approval shall be required if such approval is necessary to comply with any tax or regulatory requirement. If not terminated earlier, the 2001 Plan will terminate February 7, 2011.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The financial information for the month ended January 25, 1998 relates to a period while we were a unit of DSC, which we refer to as the business unit. The information relating to the business unit has been prepared as a statement of revenues and direct costs and expenses and is not intended to be a complete presentation of the financial results of operations of the business unit. The statement of revenues and direct costs and expenses for the month ended January 25, 1998 and the consolidated statement of operations data and balance sheet data for the eleven months ended as of December 31, 1998 and the years ended December 31, 1999, 2000, 2001 and 2002 are derived from our audited consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors.

	Business Unit	Company
	Month Ended January 25, 1998	Eleven Months Ended December 31, 1998	Year Ended December 31, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002(3)
	(in thousands, except for share data)
Consolidated Statement of Operations Data:
Revenue	$135	$11,485	$12,480	$30,279	$37,422	$25,930
Cost of revenue	100	9,531	8,086	18,782	24,708	21,242

Gross profit	35	1,954	4,394	11,497	12,714	4,688

Research and development	1,074	10,524	13,845	16,746	14,667	13,642
Sales and marketing	398	6,765	9,883	14,358	16,711	13,821
General and administrative	378	3,960	7,686	9,368	10,735	8,969
Acquired in-process research and development and amortization of intangibles(1)	—	16,270	2,476	595	425	44
Restructuring provisions	—	—	—	—	1,235	1,420

Total operating expenses	1,850	37,519	33,890	41,067	43,773	37,896

Loss from operations	$(1,815)	(35,565)	(29,496)	(29,570)	(31,059)	(33,208)

Interest and other income, net	—	119	147	3,928	2,726	2,208
Income taxes	—	(150)	(100)	5	3,018	2,862

Loss before extraordinary items	—	(35,596)	(29,449)	(25,637)	(25,315)	(28,138)
Extraordinary item
Gain on extinguishment of debt	—	—	—	—	9,244	—
Income tax charge on gain	—	—	—	—	(2,773)	—

Net Loss	—	$(35,596)	$(29,449)	$(25,637)	$(18,844)	$(28,138)

Net loss per share—basic and diluted	—	$(65.72)	$(33.84)	$(1.44)	$(0.54)	$(0.80)
Shares used to compute net loss per share—basic and diluted	—	541,667	870,328	17,797,899	34,810,311	35,258,645
Pro forma net loss per share—basic and diluted (2)	—	—	$(1.37)	$(0.82)	$(0.54)	$(0.80)
Shares used to compute pro forma net loss per share—basic and diluted	—	—	21,446,122	31,163,574	34,810,311	35,258,645

	December 31, 1998	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002(3)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$36,178	$58,828	$115,340	$70,260	$53,241
Working capital	39,758	68,795	131,100	98,680	71,647
Total assets	57,840	88,220	157,334	119,694	97,861
Long term debt	16,095	20,138	15,754	1,250	—
Stockholders’ equity	32,624	57,212	123,655	105,253	78,100

(1)	The eleven months ended December 31, 1998 include a charge of $14 million for acquired in-process research and development in connection with the acquisition of the net assets of the business unit.

(2)	Pro forma basic and diluted per share calculations reflect the pro forma conversion of all outstanding preferred stock at the date of issuance of common stock.

(3)	On October 4, 2002 we acquired Airspan Israel and, accordingly, the Consolidated Statement of Operations for the year ended December 31, 2002 includes the results of operations of Airspan Israel from that date up to December 31, 2002 and the Consolidated Balance Sheet of December 31, 2002 includes the consolidated accounts of Airspan Israel.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

Overview

We are a global supplier of broadband Fixed Wireless Access (“FWA”) equipment that allows communications service providers (often referred to as “local exchange carriers,” or simply telephone companies), internet service providers (often referred to as “ISPs”) and other telecommunications users, such as enterprises, to cost-effectively deliver high-speed data and voice services using radio frequencies rather than wires. We call this transmission method “Wireless Broadband”. The market for our systems is a subset of the fixed wireless access systems market, which is the fixed point-to-multipoint market in radio frequencies below 6.0 GHz. Our systems are based on a Code Division Multiple Access, or CDMA, digital wireless technique, which provides wide area coverage, security and resistance to fading. Our systems can be deployed rapidly and cost effectively, providing an attractive alternative or complement to traditional copper wire, cable, or fiber-optic communications access networks. Our products also include software tools that optimize geographic coverage of our systems and provide ongoing network management. To facilitate the deployment and operation of our systems, we also offer network installation, training and support services. During 1996, we began shipping our products, which were among the first fixed point-to-multipoint wireless systems to be commercially deployed.

In October 2002, we strengthened our position in the FWA equipment market with the acquisition of the WipLL (Wireless Internet Protocol in the Local Loop) business from Marconi plc pursuant to a stock purchase agreement, and renamed the business Airspan Networks (Israel) Limited (“Airspan Israel”). The products and services produced by Airspan Israel enable operators in licensed and unlicensed wireless bands to offer high-speed, low cost, wireless broadband connections for data and voice over IP. We acquired all of the issued and outstanding capital stock and debt of Marconi WipLL in exchange for $3 million of cash.

We expect to continue to expand our business in certain areas through the acquisition of businesses, technologies, products, and/or services from other businesses that may complement our product and service offerings.

Our FWA systems (the “Airspan FWA Solutions”) have been installed by more than 100 network operators in more than 50 countries and are being tested by numerous other service providers.

We were originally organized in 1994 as a unit within DSC Communications Corporation, a telecommunications equipment manufacturer. DSC began developing fixed wireless access systems in 1992. In January 1998 we created a new corporation that purchased the Airspan unit from DSC for $25 million, $15 million of which was due in the form of debt payable over three years beginning February 1, 2001 and the balance through the issuance of 10 million shares of preferred stock. When Alcatel acquired DSC in 1998, we redeemed the preferred stock held by DSC for a cash payment of $10 million. In the first half of 2001, we extinguished the debt owed to DSC by a payment of $9.3 million, which gave rise to an extraordinary gain of $9.25 million. During February 1999 we moved to our own premises in Uxbridge, U.K. In September 2002 we relocated our corporate head office to Boca Raton, Florida. Our primary operations, manufacturing and product development centers remain in Uxbridge, U.K., and Lod, Israel.

We generated revenue of $30.3 million in 2000, $37.4 million in 2001 and $25.9 million in 2002. We have incurred net losses of $25.6 million $18.8 million and $28.1 million for 2000, 2001 and 2002, respectively. Since becoming an independent company, we have generated significant net losses and negative cash flow and expect to continue to do so in 2003. We have an accumulated deficit of $137.7 million as of December 31, 2002.

We generate revenue from sales of our systems (including both hardware and software) and from services related to implementation and support activities. Revenue from services has always been under 10% of our total revenue.

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

We recognize revenue pursuant to Staff Accounting Bulletin No. 101, as amended by SAB 101A and 101B “Revenue Recognition in Financial Statements”. Accordingly, revenues are recognized when all of the following conditions are met:

•	an arrangement exists with the customer,

•	delivery has occurred or services have been rendered,

•	the price for the product or service is fixed and determinable, and

•	collection of the receivable is reasonably assured.

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

We sell our products primarily through our direct sales force and, to a lesser extent, through distribution channels. We have direct sales offices in the U.S., U.K., Australia, Brazil, Canada, China, Czech Republic, Germany, Indonesia, New Zealand, the Philippines, Poland, Russia, South Africa and Sri Lanka. We also sell through independent agents and resellers in markets where we do not have a direct sales presence and to original equipment manufacturers, or OEMs, who may sell our products under their name. Our sales cycle is typically long and unpredictable and typically varies from one month to two years, often involving extensive testing and evaluation by prospective customers, which makes it difficult for us to anticipate the quarter in which particular sales may occur.

In 2002, our non-U.S. sales accounted for 89% of our total revenue. Of the U.S. sales, 38% consisted of systems sold to U.S. customers that were shipped to destinations outside the U.S. In 2002, our top ten customers accounted for 72% of our revenue. In 2001, our non-U.S. sales accounted for 87% of our total revenue. Of the U.S. sales, 25% consisted of systems sold to U.S. customers that were shipped to destinations outside the U.S. In 2001, our top ten customers accounted for 59% of our revenue. We currently derive, and expect to continue to derive, a substantial percentage of our revenue from fewer than ten customers. In the year ended December 31, 2002, Siemens Telecommunications (Pty) Ltd. in South Africa and SpeedNet Inc. in Japan represented 32% and 10% respectively, of our revenue. In the year ended December 31, 2001 there were no customers that individually accounted for more than ten percent of the year’s revenue. In the year ended December 31, 2000, Suntel Private Ltd. in Sri Lanka, eircom plc in Ireland and Telbeskid SP.zo.o in Poland represented 25%, 18% and 10%, respectively, of our revenue. While we anticipate that our operating results will continue to depend on sales to a small number of key customers in the foreseeable future, we believe that the concentrated dependence will continue to lessen. The following table identifies the percentage of our revenue by geographic region in the periods identified.

	Percentage of Revenue
Geographic Area	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002
United States	11.4%	12.7%	11.3%
Asia Pacific	41.4	36.6	22.0
Europe	42.2	16.3	11.1
Africa and Middle East	3.7	26.9	49.0
South America	1.3	7.5	6.6

Cost of revenue consists of component and material costs, direct labor costs, warranty costs, royalties, overhead related to manufacture of our products and customer support costs. Our gross margin is affected by changes in our product mix because our gross margin on base stations and related equipment is higher than the gross margin on subscriber terminals. In addition, our gross margin is affected by changes in the average selling price of our systems, volume discounts granted to significant customers and the proportion of total revenue of sales of software, which typically carries a higher gross margin than hardware. We expect the average selling prices of our products to decline and we intend to continue to implement product cost reductions, complete outsourcing of manufacturing and develop and introduce new products or product enhancements in an effort to maintain or increase our gross margins. Further, we expect to derive an increasing proportion of our revenue from the sale of our integrated systems through distribution channels. Revenue derived from these sales channels typically carries a lower gross margin than direct sales.

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

Sales and marketing expenses consist of salaries and related costs for personnel, sales commissions, consulting fees and expenses for advertising, travel, technical assistance, trade shows, and promotional and demonstration materials. We expect to continue to incur substantial expenditures related to sales and marketing activities including costs associated with the recruitment of additional sales and marketing personnel and for the expansion of our distribution channels.

General and administrative expenses consist of salaries and related expenses for personnel, professional and consulting fees and other related expenses and facilities costs.

During the third quarter of 2002, in an effort to reduce our expenses to a level that supported our revised revenue expectations at the time, we reduced our then prevailing rates of period costs of revenue, research and development, sales and marketing and general and administrative expenses. In the fourth quarter of 2002 our then prevailing rate of expenses for such items increased as a result of the acquisition of the WipLL product line. In 2003, we expect that our research and development, sales and marketing and general and administrative expenses will remain broadly in line with levels of expenditure we experienced in the fourth quarter of 2002.

We outsource most of our manufacturing processes for the AS4000/AS4020 products to Solectron Scotland Ltd. and, to a lesser extent, Flextronics International. We outsource most of the manufacturing for the WipLL product to Racamtech Limited, part of the CAM Group of companies, in Israel. We expect to continue to use contract manufacturers. We also purchase some of the key components of our products from single vendors for which alternative sources are generally not readily available.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition; reserves for doubtful debt, excess or obsolete inventory; warranty costs; restructuring costs; the valuation goodwill; and legal proceedings.

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

Revenue recognition

Under our revenue recognition policy (See Note 1 in the Notes to the Financial Statements) we are required to assess the credit worthiness of our customers. We use our own judgment in assessing their credit worthiness, and the criteria by which each judgment is made may change in future periods and therefore may change future revenue recognition.

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

Inventory

We value inventory at the lower of cost or market value. As a result, we exercise judgment as to the level of provisions required for excess and obsolete inventory. These judgments are based on our assumptions about future demand and market conditions. Should we decide in the future that actual market conditions have become less favorable, or our assumptions change due to changing market conditions, additional inventory provisions may be required.

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

Restructuring

During 2001 and 2002 we recorded restructuring charges arising from our cost-reduction programs. These reserves include estimates pertaining to employee termination costs, the loss on subletting excess facilities, and the write down of assets to be disposed of as part of the restructuring. Although we do not anticipate significant changes, the actual costs may differ from the amount of the reserves.

Valuation of Goodwill

On January 1, 2002, FAS 142, “Goodwill and Other Intangible Assets”, was implemented and as a result, we ceased to amortize our goodwill. We were required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. We performed our annual impairment test during the fourth quarter of 2002. The carrying value of goodwill was compared to its implied fair value by using the expected present value of future cash flows. The result of this review was that no impairment of goodwill was recorded during the year ended December 31, 2002. In the impairment review, we make various assumptions regarding the estimated future cash flows and other factors to determine the fair value of goodwill. If these estimates or related assumptions change in the future, we may be required to record an impairment charge that would adversely affect our results.

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

Results of Operations

The following table provides operating data as a percentage of revenue for the periods presented.

	Year Ended December 31, 2000	Year Ended December 31, 2001	Year Ended December 31, 2002
Revenue	100.0%	100.0%	100.0%
Cost of revenue	62.0	62.2	74.2
Inventory provision	—	3.8	7.7

Gross Profit	38.0	34.0	18.1

Operating expenses:
Research and development	55.3	39.2	52.6
Sales and marketing	47.4	41.4	39.1
Bad debt expense	—	3.2	14.2
General and administrative	30.9	28.7	34.6
Acquired in-process research and development and amortization of intangibles	2.0	1.1	0.2
Restructuring provision	—	3.3	5.5
Total operating expenses	135.6	117.0	146.1

Loss from operations	(97.7)	(83.0)	(128.1)
Interest and other income, net	13.0	7.3	8.5
Income taxes	—	(8.1)	11.0

Net loss before extraordinary item	(84.7)	(67.6)	(108.5)
Extraordinary Item:
Gain on extinguishment of debt	—	24.7	—
Income tax charge	—	(7.4)	—

Gain after tax	—	17.3	—

Net loss	(84.7)%	(50.4)%	(108.5)%

Restructuring

In the third quarter of 2001, the Company implemented a restructuring program to reduce operating expenses and recorded a charge of $1.2 million in relation to this program. Included in this charge were costs related to excess facilities and severance. The Company initially expected to sublease its excess facility space in Sunrise, Florida by the end of the first quarter of 2002, but due to the continued economic slow down in the Florida sublease market, a further $167 thousand was recognized as restructuring in the income statement in the first quarter of 2002. On July 1, 2002 the lease was successfully assigned to a third party and all facility-related restructuring charges were utilized by the end of the third quarter of 2002. In conjunction with the assignment of the lease we moved our headquarters to a smaller office at Boca Raton, Florida. The total number of employees terminated as part of the restructuring program was 30 and all severance payments were made by the end of the third quarter 2002.

In the third quarter of 2002, a new restructuring program was initiated to further reduce our operating expenses. A charge of $0.3 million was recorded in the quarter. Included in this charge were costs related to the write off of tradeshow equipment and severance costs. Eighteen employees were terminated as part of this restructuring program in the fourth quarter of 2002 and another employee left the Company in the first quarter of 2003.

In the fourth quarter of 2002 the decision was made to complete outsourcing of the manufacturing activities then carried on in our Riverside facility in Uxbridge, U.K. As a result we recorded a $1.0 million restructuring charge for the closure of this facility in 2003. All of this charge relates to the facility closure.

The restructuring charge and its utilization is summarized as follows:

	Balance at Beginning of Period	Restructuring Charge	Utilized	Balance at End of Period
Year ended December 31, 2002
Facility related	$307	$1,142	$(474)	$975
Severance and other	234	278	(432)	80

	$541	$1,420	$(906)	$1,054

Year ended December 31, 2001
Facility related	—	$551	$(244)	$307
Severance and other	—	684	(450)	234

	—	$1,235	$(694)	$541

Included in the third-quarter 2001 facility restructuring charge was $0.2 million for the write down of certain fixed assets, mainly furniture and fixtures. These assets were disposed of as part of the lease assignment of our Sunrise, Florida head office. Included in the 2002 restructuring charge was $100 thousand for the write down of certain fixed assets used at tradeshows and the Riverside facility. All charges, other than the fixed asset write-downs, will result in direct cash outlays.

The realizable value of these assets has been estimated from the expected market price of similar assets.

We believe the restructurings described above will enable us to reduce our otherwise projected expenses and uses of cash for operations by approximately $7 million in 2003, including approximately $4 million, $2 million and $1 million of cost reductions associated with sales and marketing, research and development, and general and administrative, respectively. A vast majority of the cost reductions are associated with lower personnel costs. In addition, general and administrative expenditures are also projected to decrease as a result of the closure of the Riverside facility.

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2002

Revenue

Revenue decreased 31% from $37.4 million for the year ended December 31, 2001 to $25.9 million for the year ended December 31, 2002. The $11.5 million decline in revenue is primarily attributable to a 68% decrease in revenues in the first half of 2002 relative to the first half of 2001. In the second half of 2002 our revenue improved and revenue for the second half of 2002 was 6% greater than the comparable period of 2001. We believe the drop in revenue in the first half of 2002 was primarily due to a decrease in demand for telecom equipment in the USA, Asia and South America. In the second half of 2002 revenue was principally driven by growth in Africa, primarily sales to Siemens in South Africa, and Asia, mainly as a result of sales by Airspan Israel, which we acquired in October 2002.

Cost of Revenue and Inventory Provision

Cost of revenue decreased 17% from $23.3 million in the year ended December 31, 2001 to $19.2 million in the year ended December 31, 2002. The decrease was due primarily to the decrease in revenue. During both 2001 and 2002 we wrote down material amounts of inventory. During the third quarter of 2001 we ceased marketing certain product variants and we also undertook a detailed review of the levels and mix of related inventory. As a result we wrote down inventory in the third quarter of 2001 by $1.4 million. As a result of the decline in revenue for the first six months of 2002, we reassessed the levels of excess and obsolete inventory and decided to write down inventory by $2.0 million in the second quarter of 2002. Without giving effect to the inventory write downs, our gross margin would have been 38% for the year ended December 31, 2001 and 26% for the year ended December 31, 2002. The decline in gross margin was primarily a function of certain relatively fixed period costs being allocated to a relatively smaller revenue base.

Research and Development Expenses

Research and development expenses decreased 7.0 % from $14.7 million in the year ended December 31, 2001 to $13.6 million in the year ended December 31, 2002. As part of our operating expense reduction programs introduced in the third quarters of 2001 and 2002, we re-focused our research and development priorities to lower our ongoing product development costs. We believe these cost savings will initially be offset by the additional research and development expenses that will be incurred to further develop the WipLL business, which was acquired in October 2002.

Sales and Marketing Expenses

Sales and marketing expenses decreased 34.6 % from $15.5 million in the year ended December 31, 2001 to $10.1 million in the year ended December 31, 2002. The decline in sales and marketing expenses is primarily attributable to the decrease in revenue and the effect of our expense reduction programs. The Airspan Israel products are being sold though our existing sales network and there has been no material increase in sales costs arising out of the acquisition. In 2002 we wrote down receivables by $3.7 million due to our concerns with customers in Asia and Eastern Europe. During 2001 we wrote down receivables by $1.2 million.

General and Administrative Expenses

General and administrative expenses decreased 16.5% from $10.7 million in the year ended December 31, 2001 to $9.0 million in the year ended December 31, 2002. The decrease in general and administrative expenses was primarily the result of our cost reduction programs, including reductions in personnel and our relocation from our original headquarters in Sunrise Florida to smaller offices in Boca Raton.

Amortization of Goodwill and Intangibles

Amortization of goodwill and intangibles expense decreased 89.6% from $0.4 million in the year ended December 31, 2001 to $44 thousand in the year ended December 31, 2002. This reflects the full write down of all intangibles from the original set up of the company and the implementation of FAS 142, “Goodwill and Other Intangible Assets”, where goodwill in no longer amortized. The charge recorded during 2002 arises from the amortization of intangibles identified after our fourth quarter acquisition of Airspan Israel.

Restructuring Provision

During both 2002 and 2001 we implemented expense reduction programs. During the third quarter of 2001, we made a restructuring provision of $1.2 million to cover employee termination costs and facility closures. During 2002, we made restructuring provisions totaling $1.4 million to cover further employee termination costs and facility closure costs. As part of this $1.4 million we recorded a $1.0 million restructuring charge for the closure of our Riverside, Uxbridge facility. The closure of this facility was a direct result of the decision to fully outsource all of our AS4000 and AS4020 product manufacturing. For more information regarding restructuring, see the section above entitled “Restructuring.”

Interest and Other Income Net

Interest and other income, which decreased 22.5% from $3.1 million for the year ended December 31, 2001 to $2.4 million in the year ended December 31, 2002, consisted of interest earned on cash deposits with financial institutions, foreign exchange gains and losses on cash balances and the cost of purchasing foreign exchange contracts and options. The decrease in interest income arose from lower cash balances and lower interest rates in 2002. Amounts from interest income were partially offset by interest expense of $0.3 million in the year ended December

31, 2001 and $0.2 million in the year ended December 31, 2002. Interest expense decreased 51% in 2002 as a result of the repayment of debt.

Income Taxes

In general we did not record an income tax benefit for the tax losses generated in the U.K. because we have experienced operating losses since inception. The 2001 tax credit provision of $3.0 million includes a $2.7 million credit to offset the income tax expense recorded on our extraordinary gain and a $0.2 million income tax benefit for U.S. tax losses offset against previous years’ federal income taxes paid on intercompany interest income. The 2002 tax credit relates to the receipt $2.9 million from the United Kingdom tax authorities in lieu of carrying forward tax losses related to research and development costs. The company has surrendered $12 million of carry forward tax losses in the U.K. as a result.

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

Net Loss

Net loss increased by 49.3% from $18.8 million in 2001 to $28.1 million in 2002. Without giving effect to inventory provisions, bad debt provisions, restructuring provisions and extraordinary gains and taxes our loss for 2001 would have been $24.5 million, and our loss for 2002 would have been $25.6 million. The decreases in gross profits ($7.4 million, without giving effect to inventory provisions) and net interest and other income ($0.7 million), were more than offset by decreases in research and development costs ($1.0 million), sales and marketing expenses ($5.4 million) and general and administrative expenses ($1.8 million).

Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 2001

Revenue

Revenue increased 23.6% from $30.3 million for the year ended December 31, 2000 to $37.4 million for the year ended December 31, 2001. The growth in revenue was due to the increased demand from the USA, Africa and South America, which was partially offset by declines in Europe. The growth in Africa and South America occurred as a result of further network build outs and the addition of new customers in those regions. The strong growth in the USA was significantly aided by FCC-mandated usage rules for PCS spectrum that was auctioned in 1996, which require PCS operators to use that spectrum within 5 years of acquiring it or to give it back to the U.S. government. Our increase in revenue was driven by volume, rather than price increases.

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

Interest and Other Income Net

Interest and other income, which decreased 46% from $5.6 million for the year ended December 31, 2000 to $3.1 million in the year ended December 31, 2001, consisted of interest earned on cash deposits with financial institutions, foreign exchange gains and losses on cash balances and the cost of purchasing foreign exchange contracts and options. The decrease in interest income arose from lower cash balances and lower interest rates in 2001. Amounts from interest income were partially offset by interest expense of $1.7 million in the year ended December 31, 2000, predominantly on outstanding indebtedness owed to Alcatel related to the purchase of the Company’s assets in January 1998 and $0.3 million in the year ended December 31, 2001. Interest expense decreased 81% as a result of the prepayment of the debt to Alcatel.

Income Taxes

In general we did not record an income tax benefit for the tax losses generated in the U.K. because we have experienced operating losses since inception. The 2000 tax provision relates to the repayment of overpaid U.S. federal income taxes. The 2001 tax credit provision of $3.0 million includes a $2.7 million credit to offset the income tax expense recorded on our extraordinary gain and a $0.2 million income tax benefit for U.S. tax losses offset against previous years’ federal income taxes paid on intercompany interest income.

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

Liquidity and Capital Resources

As of December 31, 2002, we had cash and cash equivalents totaling $48.2 million, short term investments totaling $5.1 million and $2.1 million of restricted cash that is held as collateral for performance guarantees on customer and supplier contracts and with landlords. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments.

Since inception, we have financed our operations through private sales of convertible preferred stock, which totaled $117.3 million (net of transaction expenses) and an initial public offering of common stock, which we completed on July 25, 2000. In that offering, we issued 6,325,000 shares of common stock for approximately $86.0 million in cash (net of underwriting discounts, commission and other expenses). We have used the net proceeds of the offering for working capital and other general corporate purposes.

At December 31, 2002, we had outstanding debt of $2.5 million compared to $2.6 million at December 31, 2001.

Until we are able to generate cash from operations, if ever, we intend to use our existing cash resources to finance our operations. We believe we have sufficient cash resources to finance our operations for at least the next twelve months.

For the year ended December 31, 2002, we used $12.9 million cash in operating activities compared with $37.6 million for the year ended December 31, 2001. The difference between our net loss of $28.1 million and the $12.9 million cash used in operating activities principally arose from tighter working capital control. During 2002 we reduced our receivables by $9.8 million and while inventory increased by $2.0 million this included $3.1 million from the fourth quarter acquisition of Airspan Israel.

The net cash provided in investing activities for the year ended December 31, 2002 of $8.5 million was the sum of the net movement in investment securities of $11.6 million partially offset by capital equipment purchases of $1.1 million, and the purchase of Airspan Israel, net of cash acquired, for $1.9 million. The net cash used in investing activities in the year ended December 31, 2001 of $19.8 million was related to capital equipment purchases of $3.2 million and the net increase in investment securities of $16.6 million.

Our financing cash flow for the year ended December 31, 2002 was a net inflow of $10.5 million. The inflow arose from a decrease of $11.6 million in short term investments, a $0.4 million purchase of treasury stock and a $0.9 million increase in restricted cash. Restricted cash increases whenever the Company issues a guarantee secured by cash collateral and decreases whenever such a guarantee is cancelled or expires according to its terms.

We have no material commitments other than obligations under our long-term debt, operating leases, and the forward exchange contracts mentioned herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The Company’s earnings are affected by changes in interest rates. As of December 31, 2001 and 2002 we had cash and cash equivalents, restricted cash and short-term investments of $71.6 million and $55.4 million, respectively. Of these amounts, in 2001 and 2002, $16.6 million and $5.1 million related to investments with purchase to maturity dates between 90 and 365 days. Substantially all of the remaining amounts consisted of highly liquid investments with purchase to maturity terms of less than 90 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from December 31, 2002 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign currency exchange rate risk

For the year ended December 31, 2002, 95.0% of our sales were denominated in U.S. dollars, 2.7% were denominated in Australian dollars, and the remaining 2.3% were denominated predominantly in euro. For the year ended December 31, 2001, 98.2% of our sales were denominated in U.S. dollars, and the remaining 1.8% was denominated predominantly in euro. Our total Australian dollar-denominated sales for the year ended December 31, 2002 were AUS $1.3 million, which were recorded at an average exchange rate of $1U.S.=AUS$1.8524. Our total euro-denominated sales for the year ended December 31, 2002 were €0.5 million, which were recorded at an average exchange rate of $1U.S.= €1.0700. Our total euro-denominated sales for the year ended December 31, 2001 were €0.8 million, which were recorded at an average exchange rate of $1U.S. = €1.1026. If the average exchange rates used had been higher or lower during 2002 by 10% they would have decreased or increased the total Australian dollar and euro-denominated sales value by $0.1 million. We expect the proportions of sales in Australian dollars and euro to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not factor in changes in sales volumes.

Since May 2000, we have from time to time entered into fair value currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than U.S. dollars. We do not enter into any currency hedging activities for speculative purposes. There was no impact from such contracts during 2002 on earnings, nor were there any fair value hedges outstanding at December 31, 2002. We will continue to monitor our foreign currency exposures and may modify our hedging strategies, as we deem appropriate.

We have also entered into cash flow currency hedges. Our operating results are affected by moves in foreign currency exchange rates, particularly the rate between U.S. dollars and U.K. pounds sterling. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and Israeli shekels. To manage our pound foreign currency risk we have, at various times in 2001 and 2002, forecast our likely net spending in non U.S. dollars until December 31, 2003 and, based on these forecasts, we have entered into forward exchange contracts to cover at least 80% of the projected exposure.

We have entered into the following forward exchange contracts:

•	In October 2001, we entered into a forward exchange contract to purchase 10.0 million pounds sterling at an average exchange rate of $1U.S. = 0.7019 pounds sterling in eight equal amounts, from May 2002 to December 2002. At December 31, 2002 there were no contracts outstanding.

•	In May 2002, we entered into a forward exchange contract to purchase 7.5 million pounds sterling at an average exchange rate of $1U.S. = 0.6927 pounds sterling in six equal amounts, from January 2003 to June 2003. At December 31, 2002 these were outstanding at an average exchange rate of $1U.S. = 0.6927 pounds sterling.

•	In November 2002, we entered into a forward exchange contract to purchase 6.0 million pounds sterling at an average exchange rate of $1U.S. = 0.6421 pounds sterling in six equal amounts, from July 2003 to December 2003. At December 31, 2002 these were outstanding at an average exchange rate of $1U.S. = 0.6421 pounds sterling.

The total forward purchases of pounds sterling for the year ended December 31, 2002, was 18.0 million pounds sterling, and we paid expenses in local currency of approximately 19.4 million pounds sterling over the same period. The effectiveness of the contracts as a hedge was therefore 100%. If the expenses in pounds sterling had not been hedged and the average exchange rates had been higher or lower by 10%, the pound-sterling denominated operating expenses would have decreased or increased by $2.6 million.

For the years ended December 31, 2002 and 2001 we incurred the majority of our cost of revenue in U.S. dollars.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information regarding the names, ages and business experience of our executive officers and directors required by this Item is furnished in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant”. All other information required by this Item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2002.

Code of Conduct

We also maintain a code of conduct that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, as well as to all of the other employees of the company. This code of conduct, a copy of which is available on our web site www.airspan.com, addresses, among other things: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) compliance with applicable governmental laws, rules, and regulations; (iii) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (iv) accountability for adherence to the code. In the event we ever waive compliance by our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller with our code of conduct, we will disclose the waiver on this website. (The URL above is intended to be an inactive textual reference only. It is not intended to be an active hyperlink to our website. The information on our website, which might be accessible through a hyperlink resulting from this URL, is not and is not to be part of this report and is not incorporated herein by reference).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item and Item 403 of Regulation S-K is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2002. The information required by this Item and Item 201(d) of Regulation S-K is furnished in Item 5 of this Annual Report on Form 10-K under the caption “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM	15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the year ended December 31, 2000, 2001 and 2002	II-1

(3) Exhibits and Reports on Form 8-K

(a) Exhibits.

Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

AIRSPAN NETWORKS INC.

EXHIBIT INDEX

Year Ended December 31, 2002

3.1	Amended and Restated Articles of Incorporation of Airspan(1)
3.2	Amended and Restated Bylaws of Airspan(2)
4.1	Form of Airspan’s common stock certificate(3)
10.1	Contract for purchase order No. LP/0442/99 between Airspan Communications Ltd and Suntel Private Ltd. dated April 29, 1999 (3),(4)
10.2	Agreement to tender with eircom, plc(3),(4)
10.3	1998 Stock Option and Restricted Stock Plan(3)
10.4	2000 Employee Stock Purchase Plan(3)
10.5	Employment Agreement with Eric Stonestrom(3),(5)
10.6	Employment Agreement with Jonathan Paget(3),(5)
10.7	Subordinated Loan and Notes with Comdisco(3)
Intentionally omitted
10.9	Employment Agreement with Peter Aronstam(5),(6)
10.10	2001 Supplemental Stock Option Plan(6)
10.11	Reseller Agreement with VADO TELECOM Kommunikationstechnik-, Planungs-und Errichtungsgesellschaft m.b.H(4),(6)
10.12	Supply contract with Monarch Communications Limited(1),(4)
10.13	Supply contract with Monarch Communications Limited(7)
10.14	Purchase order between Airspan and Siemens Telecommunications (PTY) Ltd.(7)
10.15	Amendment to Employment Agreement with Peter Aronstam*(5)
10.16	Employment Agreement with Henrik Smith-Petersen*(5)
10.17	Employment Agreement with David Brant*(5)
21	Subsidiaries of registrant*
23.1	Consent of Ernst & Young LLP, Independent Auditors*
99.1	Additional Exhibits—Section 1350 Certification of Chief Executive Officer *
99.2	Additional Exhibits—Section 1350 Certification of Chief Financial Officer*

*	Filed herewith
1	Incorporated by Reference to Airspan’s Form 10-Q for the three months ended September 30, 2001
2	Incorporated by Reference to Airspan’s Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 13, 2002.
3	Incorporated by Reference to Airspan’s Registration Statement on Form S-1 (333-34514) filed July 18, 2000
4	Confidential treatment granted for portions of this agreement.
5	Management Agreement or Compensatory Plan or Arrangement
6	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2000
7	Confidential treatment requested for portions of this agreement

(b) Reports on Form 8-K.

The following current reports were filed on Form 8-K since the third quarter of 2002:

(1) On October 18, 2002, a Current Report was filed under Item 2 of Form 8-K related to the acquisition of the WipLL business from Marconi.

(2) On November 26, 2002, a Current Report was filed under Item 5 of Form 8-K related to the Company’s stock repurchase plan.

(3) On November 29, 2002, a Current Report was filed under Item 5 of Form 8-K related to the Company’s receipt of a staff determination notice for the Nasdaq Listing Qualifications Department.

(4) On December 18, 2002, a Current Report was filed under Item 2 and Item 7 of Form 8-K/A related to the acquisition of the WipLL business from Marconi.

(5) On December 19, 2002, a Current Report was filed under Item 5 of Form 8-K related to the Company’s regaining compliance with the Nasdaq Listing Qualifications.

(6) On February 6, 2003, a Current Report was filed under Item 5 of Form 8-K related to the Company’s fourth quarter financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Airspan has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, Florida, on the 28th day of March, 2003.

AIRSPAN NETWORKS INC.

By:	/s/ ERIC D. STONESTSROM
Eric D. Stonestrom, President and Chief Executive Officer

The undersigned directors and officers of Airspan hereby constitute and appoint Eric D. Stonestrom and Peter Aronstam and each of them with full power to act without the other and with full power and substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Airspan, in the capacities and dates indicated.

Signature	Title	Dated

/s/ ERIC D. STONESTROM Eric D. Stonestrom	Chief Executive Officer, Director (Principal Executive Officer)	March 28, 2003

/s/ MATTHEW J. DESCH Matthew J. Desch	Chairman of the Board of Directors	March 28, 2003

/s/ PETER ARONSTAM Peter Aronstam	Senior Vice President, Finance; Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ H. BERRY CASH H. Berry Cash	Director	March 28, 2003

/s/ GUILLERMO HEREDIA Guillermo Heredia	Director	March 28, 2003

/s/ THOMAS S. HUSEBY Thomas S. Huseby	Director	March 28, 2003

/s/ DAVID TWYVER David Twyver	Director	March 28, 2003

/s/ MICHAEL T. FLYNN Michael T. Flynn	Director	March 28, 2003

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eric Stonestrom, certify that:

1.	I have reviewed this annual report on Form 10-K of Airspan Networks, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report:

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  March 28, 2003

/s/ ERIC STONESTROM
Eric Stonestrom Chief Executive Officer

I, Peter Aronstam, certify that:

1.	I have reviewed this annual report on Form 10-K of, Airspan Networks, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  March 28, 2003

/s/ PETER ARONSTAM
Peter Aronstam Chief Financial Officer Principal Accounting Officer

REPORT OF INDEPENDENT AUDITORS

To: The Board of Directors and Shareholders

Airspan Networks Inc.

We have audited the accompanying consolidated balance sheets of Airspan Networks Inc. and its subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Airspan Networks Inc. and its subsidiaries at December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

ERNST & YOUNG LLP

London, England

February 5, 2003

AIRSPAN NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31, 2001	December 31, 2002
ASSETS

Current Assets
Cash and cash equivalents	$53,620	$48,167
Restricted cash	1,290	2,146
Short term investments	16,640	5,074
Accounts receivable, less allowance for doubtful accounts of $2,601 in 2001 and $4,531 in 2002	23,475	14,328
Unbilled accounts receivable	706	152
Inventory	11,907	17,627
Prepaid expenses and other current assets	4,233	3,914

Total Current Assets	111,871	91,408
Property, plant and equipment, net	6,284	4,137
Goodwill, net	759	784
Intangible assets, net	25	626
Accounts receivable greater than one year	648	—
Other non current assets	107	906

Total Assets	$119,694	$97,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,956	$7,759
Accrued taxes	326	481
Deferred Revenue	790	922
Other accrued expenses	4,779	8,099
Current portion of long-term debt	1,340	2,500

Total Current Liabilities	13,191	19,761

Non Current Liabilities
Other long-term debt	1,250	—

	1,250	—

Commitments (see note 12)

Stockholders’ Equity

Common stock, $0.0003 par value; 50,000,000 shares authorized in 2001 and 2002: 35,120,199 issued in 2001 and 35,538,482 issued in 2002	10	10
Note receivable—stockholder	(180)	(130)
Additional paid in capital	214,491	214,727
Treasury Stock; 412,486 shares held in 2002	—	(405)
Accumulated Other Comprehensive Income	458	1,562
Accumulated deficit	(109,526)	(137,664)

Total Stockholders’ Equity	105,253	78,100

Total Liabilities and Stockholders’ Equity	$119,694	$97,861

The accompanying notes are an integral part of the financial statements.

AIRSPAN NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share data)

	Year ended December 31, 2000	Year ended December 31, 2001	Year ended December 31, 2002
Revenue	$30,279	$37,422	$25,930
Cost of revenue	(18,782)	(23,291)	(19,241)
Inventory provision	—	(1,417)	(2,001)

Gross profit	11,497	12,714	4,688

Operating expenses:
Research and development	16,746	14,667	13,642
Sales and marketing	14,297	15,504	10,141
Bad debt expense	61	1,207	3,680
General and administrative	9,368	10,735	8,969
Amortization of goodwill	124	125	—
Amortization of intangibles	471	300	44
Restructuring provision	—	1,235	1,420

Total operating expenses	41,067	43,773	37,896

Loss from operations	(29,570)	(31,059)	(33,208)
Interest expense	(1,678)	(326)	(161)
Interest and other income	5,606	3,052	2,369

Loss before income taxes	(25,642)	(28,333)	(31,000)
Income taxes	5	3,018	2,862

Loss before extraordinary items	(25,637)	(25,315)	(28,138)
Extraordinary item
Gain on extinguishment of debt	—	9,244	—
Income tax charge on gain	—	(2,773)	—

Net loss	$(25,637)	$(18,844)	$(28,138)

Net loss per share – basic and diluted
Loss before extraordinary item	$(1.44)	$(0.73)	$(0.80)
Extraordinary item, net of taxes	—	0.19	—
Net loss per share	$(1.44)	$(0.54)	$(0.80)
Weighted average shares outstanding—basic and diluted	17,797,899	34,810,311	35,258,645
Pro forma net loss per share—basic and diluted	$(0.82)	$(0.54)	$(0.80)
Pro forma weighted average shares outstanding—basic and diluted	31,163,574	34,810,311	35,258,645

The accompanying notes are an integral part of these financial statements

AIRSPAN NETWORKS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Preferred Stock		Common Stock		Additional Paid in Capital	Treasury Stock	Note receivable stockholder	Accumulated Other Comprehensive Income	Accumulated deficit	Total
	Shares	Par value	Shares	Par value
At January 1, 2000	78,571,429	785	1,321,720	40	$121,562	—	$(130)	—	$(65,045)	$57,212
Comprehensive loss:
Net loss for the year									(25,637)	(25,637)

Other Comprehensive Income:
Unrealized gains on foreign currency cash flow hedges								$441		441

Comprehensive loss for the year										(25,196)

Issuance of Series C preferred stock	2,178,571	22			5,425					5,447
Conversion of preferred to common stock and reverse three for one stock split	(80,750,000)	(807)	26,916,667	8	799					—
Issuance of shares of common stock in connection with initial public offering			6,325,000	2	85,996					85,998
Exercise of stock options			128,944	1	40					41
Stock compensation					203					203
Increase in notes receivable							(50)			(50)
Transfer from par value to additional paid in capital on change of incorporation				(41)	41					—

At December 31, 2000	—	—	34,692,331	$10	$214,066	—	$(180)	$441	$(90,682)	$123,655

Comprehensive Loss:
Net loss for the year									(18,844)	(18,844)
Other Comprehensive Income:
Movement in the fair value of cash flow hedges
Unrealized gains on foreign currency cash flow hedges								521
Less: reclassification of adjustment for gains realized in net income								(504)

								17		17

Comprehensive loss for the year										(18,827)

Issuance of common stock under the employee share purchase plan			157,094		247					247
Exercise of stock options			270,774		178					178

At December 31, 2001	—	—	35,120,199	$10	$214,491	—	$(180)	$458	$(109,526)	$105,253

Comprehensive Loss:
Net loss for the year									(28,138)	(28,138)
Other Comprehensive Income:
Movement in the fair value of cash flow hedges
Unrealized gains on foreign currency cash flow hedges								2,041
Less: reclassification of adjustment for gains realized in net income								(937)

								1,104		1,104

Comprehensive loss for the year										(27,034)

Decrease in notes receivable							50			50
Issuance of common stock under the employee share purchase plan			274,411		193					193
Exercise of stock options			143,872		43					43
Purchase of own shares			(412,486)			$(405)				(405)

At December 31, 2002	—	—	35,125,996	$10	$214,727	$(405)	$(130)	$1,562	$(137,664)	$78,100

The accompanying notes are an integral part of these financial statements.

AIRSPAN NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31, 2000	Year ended December 31, 2001	Year ended December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,637)	$(18,844)	$(28,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,703	4,093	3,314
Gain on settlement of long-term debt	—	(9,252)	—
Loss on sale of fixed assets	—	28	137
Stock compensation	203	—	—
Accretion of interest on notes payable	1,236	109	—
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	(8,691)	(9,448)	9,840
Increase in inventories	(1,039)	(3,741)	(2,039)
Decrease/(increase) in other current assets	162	(1092)	2,635
Increase/(decrease) in accounts payable	704	(82)	1,088
(Decrease)/increase in deferred revenue	(731)	(420)	132
Increase in other accrued expenses	2,291	1,034	108

Net cash used in operating activities	(27,799)	(37,615)	(12,923)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,175)	(3,229)	(1,111)
Proceeds from the sale of property and equipment	18	49	—
Purchase of investment securities	—	(50,040)	(5,984)
Proceeds from sale of investments securities	—	33,400	17,550
Purchase of Airspan Israel, net of cash acquired	—	—	(1,920)

Net cash (used) / provided in investing activities	(3,157)	(19,820)	8,535

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	—	247	193
Net proceeds from issuance of preferred stock	5,447	—	—
Net proceeds from initial public offering, net of issuance costs of $8,877	85,998	—	—
Purchase of treasury stock	—	—	(405)
Net proceeds from issuance of short-term debt	1,320	—	—
Payment of short-term debt	(471)	(849)	—
Payment on long-term debt, including capital lease obligations	(1,678)	(9,778)	(90)
Exercise of stock options	41	178	43
(Increase)/decrease in notes receivable from stockholders	(50)	—	50
Restricted cash movement	(3,139)	5,917	(856)

Net cash provided/(used) by financing activities	87,468	(4,285)	(1,065)

Increase/(decrease) in cash and cash equivalents	56,512	(61,720)	(5,453)
Cash and cash equivalents, beginning of period	58,828	115,340	53,620

Cash and cash equivalents, end of period	$115,340	$53,620	$48,167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$442	$318	$161
Income taxes paid	312	7	2

The accompanying notes are an integral part of these financial statements.

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

1. THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company is a global supplier of broadband fixed wireless access equipment that allows communications service providers, internet service providers and other telecommunications users such as enterprises to cost effectively deliver high-speed data and voice services using radio frequencies rather than wires. The Company’s systems are based on a Code Division Multiple Access, or CDMA, digital wireless technique, that can be deployed rapidly and cost effectively, providing an alternative or complement to traditional copper wire, cable, or fiber-optic communications access networks. The Company’s products also include software tools that optimize geographic coverage and provide ongoing network management. To facilitate the deployment and operation of its systems, the Company also offers network installation, training and support services. The Company’s main operations are in Uxbridge, United Kingdom, and Lod, Israel, with corporate headquarters in Boca Raton, Florida, U.S.A.

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

Short-term investments

The Company accounts for its investments in marketable securities using Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).

Debt securities with original maturities greater than three months and with maturities less than one year are considered short-term investments. They are of investment grade quality and are not subject to significant market risk. Short-term investments are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are stated at amortized cost. The amortized cost of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest and declines in value that are other than temporary, are included in the statements of operations as interest income or expense as appropriate.

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

Fair value of financial instruments

The financial instruments of the Company consist mainly of cash and cash equivalents, restricted cash, short term investments, accounts receivable, accounts payable, promissory notes, foreign currency forward contracts and foreign currency options. The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other techniques, which are significantly affected by assumptions used concerning the amount and timing of, estimated future cash flows and discount rates, which reflect varying degrees of risk. Specifically, the fair value of long-term debt instruments reflects a current yield valuation based on a 1.48% borrowing rate at December 31, 2002 and a 2.43% borrowing rate at December 31, 2001. The fair value of foreign currency forward contracts reflect the present value of the potential gain or loss if settlement were to take place on December 31, 2002, and the fair value of option contracts reflect the cash flows due to or by the company if settlement were to take place on December 31, 2002. Accordingly, the estimates that follow are not necessarily indicative of the amounts that the Company could potentially realize in a current market exchange.

At December 31, 2001 and 2002, the carrying amount of all financial instruments approximates fair value with the following exceptions:

	2001		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long term debt due within one year	$1,340	$1,340	$2,500	$2,585
Long term debt due after one year	1,250	1,373	—	—

Derivative financial instruments and hedging activities

The Company enters into forward and option contracts to manage its exposure to fluctuations in foreign exchange rates. The Company does not hold any derivative instruments for trading purposes. As part of the Company’s risk management policy the Company assesses its foreign currency risk on each transaction on a case-by-case basis. The Company will only enter into forward and option contracts after taking into account the size of the transaction, expected volatility of the currency and prevailing foreign currency exchange rates.

Our foreign exchange option contracts are designated as hedging the exposure to changes in the fair value of a recognized asset and the gain or loss is recognized in income in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged.

Our foreign exchange forward contracts are designated as hedging the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the forecast transaction affects earnings. Any ineffective portion of the derivatives gain or loss is reported in interest and other income as it arises. In the year 2002 we have no ineffective portion. Our cash flow hedges are being used to manage our pound sterling foreign currency risk, primarily on our U.K. based employee salaries and other U.K. expenses. Our U.K. salaries and expenses are accounted for each month and therefore reclassification into earnings from comprehensive income will occur every month.

In accordance with the provisions of Statement of Financial Accounting Standards No. 133, in 2000 the Company recorded $441 of unrealized gains in accumulated other comprehensive income to recognize at fair value all derivatives that were designated as cash flow hedging instruments. During 2002 and 2001 the Company recorded a net unrealized gain in other comprehensive income of $1,104 and $17 respectively related to derivatives that were designated as cash flow hedging instruments. The tax effects of comprehensive income or loss were not considered material for the years ended December 31, 2000, 2001 and 2002. Based on the exchange rate at December 31, 2002,

AIRSPAN NETWORK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

the Company would expect to reclassify as gains to earnings during the next twelve months $1,562 from other comprehensive income.

The foreign exchange forward contracts hedge our U.K. expenses through to December 2003.

The total forward purchases of pounds sterling for the year ended December 31, 2002, was 18.0 million pounds sterling, and we paid expenses in local currency of approximately 19.4 million pounds sterling over the same period. The effectiveness of the contracts as a hedge was therefore 100%.

The fair value of foreign exchange forward and options contracts are determined using published rates.

Inventories

Inventories are stated at the lower of cost or market value. Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

Raw materials, consumables and goods for resale—average cost

Work in progress and finished goods—cost of direct materials, labor and allocated manufacturing overhead

Property, plant and equipment

Property plant and equipment are stated at cost. Depreciation is provided on all tangible fixed assets at rates calculated to write off the cost, less estimated residual value based on prices prevailing at the date of acquisition, of each asset evenly over its expected useful life, as follows:

Leasehold improvements—over the minimum lease term

Plant, machinery and equipment—over 2 to 5 years

Furniture and fixtures—over 4 to 5 years

Identifiable intangible assets

Intangible assets other than goodwill are amortized using the straight-line method over their estimated period of benefit, ranging from one to four years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. All of the Company’s intangible assets other than goodwill are subject to amortization.

Goodwill arising on business combinations

Beginning in fiscal 2002 with the adoption of Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized, but is instead tested for impairment at least annually. Prior to fiscal 2002, goodwill was amortized using the straight-line method over its estimated period of benefit.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows. Estimates of

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is determined by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. No impairment expense was recognized in 2000, 2001 or 2002.

Restricted cash

Restricted cash consists of bank accounts set aside for the guarantees described in note 12.

Research and development

All research and development expenditures are charged to research and development expense in the period incurred. Generally accepted accounting principles require the capitalization of certain software development costs after technological feasibility of the software is established. In the development of the Company’s new products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. Internal software development costs that were eligible for capitalization in 2000, 2001 and 2002 were insignificant and were charged to research and development expense in the accompanying statements of operations.

Revenue recognition

General

The company recognizes revenue pursuant to Staff Accounting Bulletin No. 101, as amended by SAB 101A and 101B “Revenue Recognition in Financial Statements”. Accordingly, revenues are recognized when all of the following conditions are met:

•	an arrangement exists with the customer,

•	delivery has occurred or services have been rendered,

•	the price for the product or service is fixed or determinable, and

•	collection of the receivable is reasonably assured.

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

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

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

Warranty

The Company provides a limited warranty for periods usually ranging from twelve to twenty-four months, to all purchasers of its new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment at a fixed percentage of the equipment value and amortized over the warranty period. The warranty expense is recognized as a cost of revenue. The percentage applied is based on historic analysis of costs to date. Management believes that the amounts provided for are sufficient for all future warranty cost on equipment sold through December 31, 2002.

Shipping and handling costs

Shipping and handling costs are included within cost of sale.

Foreign currency transactions

Transactions in currencies other than U.S. dollars are converted at the monthly average exchange rate in effect on the date of the transaction. The group’s functional currency is the U.S. dollar.

Monetary assets and liabilities denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rate of exchange on the balance sheet date. Transactional gains and losses arising from transactions not denominated in U.S. dollars are recognized in the consolidated statement of operations as Other income or expense.

Advertising costs

Advertising costs are expensed at the time the promotion is held or the advertisement is first aired. Advertising expenses amounted to $625 in 2002, $1,176 in 2001 and $1,043 in 2000. Prepaid advertising expenditure amounted to $42 at December 31, 2002 and $132 at December 31, 2001.

Comprehensive Income

The Company reports comprehensive income or loss in accordance with the provisions of Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Tax effects of comprehensive income or loss are not considered material for any period.

Pension, post retirement and post employment benefits.

The Company contributes to a defined contribution pension plan for all eligible employees. The Company recorded pension expense of $660, $645 and $801 in, 2000, 2001 and 2002, respectively. The increase in pension

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

costs between 2001 and 2002 arose primarily through the acquisition of Airspan Israel during the fourth quarter of 2002.

Concentration of credit risk

Financial instruments, which potentially subject Airspan to concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Airspan places its cash equivalents and short-term investments only in highly rated financial instruments. Airspan’s accounts receivable are derived from sales of fixed wireless access products and approximately 89%, 87% and 89% of product sales were to non U.S. customers for the year ended December 31, 2000, 2001 and 2002 respectively. Airspan generally requires a dollar irrevocable letter of credit for the full amount of significant sales to be in place at the time of shipment, except in cases where credit risk is considered to be acceptable. Airspan’s top three customers accounted for 54% of revenue in 2000, 24.1% of revenue in 2001 and 47% of revenue in 2002. In 2000 Airspan received 69% of goods for resale from one supplier, Flextronics International. In 2001 the Company received 79% of goods for resale from two suppliers, Flextronics International and Universal Scientific Industrial Co. In 2002 the Company received 70% of goods for resale from three suppliers, Flextronics International and Universal Scientific Industrial Co and Solectron Scotland Ltd. These suppliers act as sub-contractors to manufacture a substantial part of Airspan’s product for resale.

Stock based compensation

At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No.25 Accounting for Stock issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation.

	Year ended December 31, 2000	Year ended December 31, 2001	Year ended December 31, 2002
Net income, as reported	$(25,637)	$(18,844)	$(28,138)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,775)	(6,192)	(1,111)

Pro forma net income	$(36,412)	$(25,036)	$(29,249)

Earnings per share:
Net loss per share	$(1.44)	$(0.54)	$(0.80)

Pro forma net loss per share	$(2.05)	$(0.72)	$(0.83)

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

The weighted average fair value of the options at their grant date was $5.80 during 2000, $2.54 during 2001 and $0.52 during 2002. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the assumptions used in the model:

	Year ended December 31, 2000	Year ended December 31, 2001	Year ended December 31, 2002
Risk-free interest rate	6.13%	4.40%	1.99%
Expected years until exercised	5	5	5
Expected dividend yield	—	—	—
Expected volatility	50%	108%	117%

The pro forma effect of applying SFAS 123 is not likely to be representative of the effects on reported net income or loss for future years.

Segment reporting

During the periods, the Company operated as a single segment, being the development and supply of fixed wireless access systems and solutions.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year presentations. The reclassification is cash and cash equivalents to short term investments in 2001.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The effective Date of Statement 146 is for exit or disposal activities initiated after December 31, 2002. The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability.

It is not possible to assess the impact that this standard may have on future earnings as it relates to future events.

2. THE ACQUISITION OF MARCONI COMMUNICATIONS (ISRAEL) LTD

As of October 4, 2002, the Company purchased all of the outstanding shares of capital stock of Marconi Communications (Israel) Ltd. (“Marconi WipLL”). The name of Marconi WipLL has been changed to Airspan Networks (Israel) Limited (“Airspan Israel”). This business combination has been accounted for under the purchase method and the results of operations of Airspan Israel are included in the consolidated income statement of the Company from October 4, 2002 to December 31, 2002.

Airspan Israel develops and manufactures a product commonly known as the Wireless Internet Protocol Local Loop (“WipLL”). The products and services to be marketed by the Airspan group enable operators in licensed and unlicensed wireless bands to offer high speed, low cost, wireless broadband connections for data, voice over IP and multimedia services.

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

The cash purchase price paid of $1 dollar net of estimated working capital adjustments of $(104) and the estimated amount of direct acquisition costs incurred, of $420, are recorded as the cost of acquiring Marconi WipLL, or the purchase price. Airspan also paid $3,000 for the intercompany debt due to Marconi plc by Marconi WipLL.

The following table represents the purchase price and purchase price allocation.

Calculation of purchase price:

Purchase of intercompany debt owed to Marconi Corporation plc by Marconi WipLL
Cash consideration		$3,000

Purchase of all outstanding capital stock of Marconi WipLL
Cash consideration net of estimated working capital adjustment	$(104)
Acquisition costs		420

Purchase Price		$316

Allocation of purchase price:
	Fair value	Allocation of negative goodwill	Net Fair value
Cash and cash equivalents	$977	—	$977
Inventory	3,681	—	3,681
Prepaid expenses and other current assets	658	—	658
Property, plant and equipment	1,261	$(1,112)	149
Intangible assets, net
Core / Developed Technology	5400	(4,762)	638
Patents	200	(177)	23
Customer Contracts	70	(62)	8
Other non-current assets	844	—	844
Accounts payable	(715)	—	(715)
Accrued taxes	(134)	—	(134)
Other accrued expenses	(1,958)	—	(1,958)
Loan from Parent Company	(3,000)	—	(3,000)
Long term severance liability	(855)	—	(855)

	6,429		316
Negative goodwill	(6,113)	6,113	—

	$316	—	$316

Negative goodwill arising on the acquisition has been allocated across the property, plant and equipment and intangible assets in proportion to their value

The allocation of fair values to the identifiable intangibles was as follows:

	Value	Amortization period in years
Core / Developed Technology	$638	4
Patents	23	4
Customer Contracts	8	1

	$669

A detailed review was undertaken to arrive at these fair values by management, who have primary responsibility, to estimate the fair values and remaining economic lives for all material intangible assets.

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

The unaudited pro forma operating results of the Company for the periods indicated, as if the Airspan Israel acquisition had occurred as of January 1, 2001, are shown in the following table.

	Year ended December 31, 2001	Year ended December 31, 2002
Revenue	$44,456	$31,558
Gross profit	13,143	2,027
Operating expenses	56,316	41,480
Loss from operations	(43,172)	(39,454)
Loss before extraordinary items	(37,558)	(34,527)
Net loss	$(31,087)	$(34,527)

Net loss per share—basic and diluted
Loss before extraordinary item	$(1.08)	$(0.98)
Extraordinary item, net of taxes	$0.19	—
Net loss per share	$(0.89)	$(0.98)
Weighted average shares outstanding—basic and diluted	34,810,311	35,258,645

Included within the pro forma numbers from Airspan Israel are $4.4 million dollars of inventory provisions in 2002.

3. TAXATION

The income tax benefit of $2,862 recorded in the year ended 31 December 2002 relates to tax credits received in respect of research and development expenditure in the UK in the period 1 April 2000 to 31 December 2001. The benefit of $3,018 for the year ended 31 December 2001 was for $2,773 offsetting income tax incurred on the extraordinary gain of the cancellation of the promissory note against tax losses incurred in the UK, and a $245 reclaim of US federal income taxes paid in 1998 and 1999, primarily attributable to intercompany interest income, against tax losses generated in the USA.

The Company did not record an income tax benefit for the remainder of the tax losses generated in any of the territories in which it operates because it has experienced operating losses since inception. At December 31, 2002 the Company had the following net operating loss carry–forwards:

Country	Net operating loss carry-forwards	Expiry terms
U.K.	$101,800	Does not expire
U.S.	8,700	Expires in 20 years
Australia	2,400	Does not expire
Israel	11,800	Does not expire
Other	1,000	Does not expire

Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2001	December 31, 2002
Net operating loss carry-forwards	$26,932	$34,691
Accruals and reserves	95	707
Fixed assets	980	1,084

	28,007	36,482
Valuation allowance	(28,007)	(36,482)

	$—	$—

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

The following is a reconciliation of income taxes, calculated at the US federal income tax rate, to the income tax benefit included in the accompanying consolidated statements of operation for each of the three years:

	December 31, 2000	December 31, 2001	December 31, 2002
Income tax at US rates	$7,693	$6,488	$10,540
Difference between US rate and rates applicable to subsidiaries in other jurisdictions	(232)	(201)	(851)
Difference between US rate and rate applicable to UK R&D tax credits	—	—	(1,130)
Expenditure not deductible for tax purposes	(55)	1,349	(84)
Valuation allowance on tax benefits	(7,401)	(7,636)	(8,475)
Utilisation of tax losses in US	—	245	—
R&D tax credits in UK	—	—	2,862

Income tax benefit/(provision)	$5	$245	$2,862

Since the Company’s utilization of these deferred tax assets is dependent on future profits, a valuation allowance equal to the net deferred tax assets has been provided following the criteria under SFAS 109 as it is considered more likely than not that such assets will not be realized.

4. PROPERTY, PLANT AND EQUIPMENT

	December 31, 2001	December 31, 2002
Plant, machinery and equipment	$13,399	$14,381
Furniture and fixtures	762	632
Leasehold improvements	2,500	2,550

	16,661	17,564
Accumulated depreciation	(10,377)	(13,427)

	$6,284	$4,137

Depreciation expense totaled, $3,108 for the year ended December 31, 2000, $3,598 for the year ended December 31, 2001 and $3,270 for year ended December 31, 2002.

5. GOODWILL AND INTANGIBLES

On January 1, 2002, FAS 142, “Goodwill and Other Intangible Assets”, was implemented and as a result, the Company ceased to amortize approximately $0.8 million of goodwill. The Company performed an initial impairment as of January 1, 2002 and its annual impairment review during the fourth quarter of 2002. The carrying value of goodwill has been compared to its implied fair value by using the expected present value of future cash flows. No impairment of goodwill was recorded during the year ended December 31, 2002.

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

	December 31, 2001 Gross Carrying Amount	Accumulated Amortization	Net		December 31, 2002 Gross Carrying Amount	Accumulated Amortization	Net
Goodwill	$1,248	$(489)	759	(1)(2)	$784

Intangibles
Assembled workforce	$1,200	$(1,175)	$25	(2)	—	—	—
Customer contracts	2,083	(2,083)	—		$2,091	$(2,085)	$6
Patent technology	119	(119)	—		142	(120)	22
Developed technology	1,900	(1,900)	—		2,538	(1,940)	598

	$5,302	$(5,277)	$25		$4,772	$(4,145)	$626

(1)	In accordance with FAS 142, “Goodwill and Other Intangible Assets”, we have stopped amortizing goodwill and now test goodwill for impairment in value at least on an annual basis or more frequently if there are impairment indicators.
(2)	In accordance with FAS 141, Business Combinations, as of January 1, 2002 assembled workforce is no longer to be a recognized asset apart from goodwill. To that affect our previously recorded assembled workforce has been reclassified to goodwill on January 1, 2002.

During 2002 and 2001 there were no unamortized intangible assets other than goodwill.

The estimated amortization expense over the next five years is as follows:

For the year ended December 31,
2003	$172
2004	165
2005	165
2006	124
2007	—

No impairment of goodwill was recorded during the year ended December 31, 2002.

The following table sets forth the adjusted loss before extraordinary items, net income and earnings per share as required under FAS 142:

	December 31, 2000	Year-to-Date December 31, 2001	December 31, 2002
Adjusted:
Loss before extraordinary item	$(25,213)	$(24,890)	$(28,138)

Net loss	$(25,213)	$(18,419)	$(28,138)

Adjusted basic and diluted earnings per share:
Loss before extraordinary item	$(1.42)	$(0.72)	$(0.80)

Net loss	$(1.42)	$(0.53)	$(0.80)

AIRSPAN NETWORK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

Net loss and net loss per share adjusted to exclude amortization of goodwill is presented below:

	December 31, 2000	Year-to-Date December 31, 2001	December 31, 2002
Reported net loss	$(25,637)	$(18,844)	$(28,138)

Add back:
Goodwill amortization	124	125	—
Assembled workforce amortization	300	300	—

Adjusted net loss	$(25,213)	$(18,419)	$(28,138)

Basic and diluted earnings per share:
Reported net loss	$(1.44)	$(0.54)	$(0.80)
Goodwill and amortization	$0.01	$0.00	—
Assembled workforce amortization	$0.02	$0.01	—

Adjusted net loss	$(1.42)	$(0.53)	$(0.80)

Amortization of intangible assets amounted to $471 for the year ended December 31, 2000, $300 for the year ended December 31, 2001 and $44 for the year ended December 31, 2002.

6. SHORT TERM INVESTMENTS

The following is a summary of held to maturity securities:

	Amortized cost	Unrealized Gains	Unrealized Losses	Estimated fair value
December 31, 2002
US Government Securities	$4,052	$7	—	$4,059
US Municipal Bonds	1,022	3	—	1,025

	$5,074	$10	—	$5,084

December 31, 2001
US Government Securities	$16,640	$43	$(4)	$16,679
US Municipal Bonds	—	—	—	—

	$16,640	$43	$(4)	$16,679

7. INVENTORY

Inventory consists of the following:

	December 31, 2001	December 31, 2002
Purchased parts and materials	$5,488	$7,649
Work in Progress	—	1,351
Finished goods and consumables	6,419	8,627

	$11,907	$17,627

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

8. ACCOUNTS RECEIVABLE

Accounts receivable consists of:

	December 31, 2001	December 31, 2002
Amounts due within one year	$26,076	$18,859
Amounts due after one year	648	—

Allowance for doubtful debts	(2,601)	(4,531)

	$24,123	$14,328

During 2001 the Company entered into a contract with one customer for which extended payment terms were granted up to 24 months from shipment. Accounts receivable balances that are due after more than 12 months are classified under non current assets.

9. OTHER ACCRUED EXPENSES

	December 31, 2001	December 31, 2002
Warranty	$761	$785
Restructuring	541	1,054
Other	3,447	6,250

	$4,779	$8,099

10. ACCRUED RESTRUCTURING CHARGES

In the third quarter of 2001, the Company implemented a restructuring program to reduce operating expenses and recorded a charge of $1,200 in relation to this program. Included in this charge were costs related to excess facilities and severance. The Company initially expected to sublease its excess facility space in Sunrise, Florida by the end of the first quarter of 2002, but due to the continued economic slow down in the Florida sublease market, a further $167 was recognized as restructuring in the income statement in the first quarter of 2002. On July 1, 2002 the lease was successfully assigned to a third party and all facility related restructuring charges were utilized by the end of the third quarter of 2002. In conjunction with the assignment of the lease we moved our headquarters to a smaller office at Boca Raton, Florida. The total number of employees being terminated as part of the restructuring program was 30 and all severance payments were made by the end of the third quarter 2002.

In the third quarter of 2002, a new restructuring program was initiated to further reduce our operating expenses. A charge of $278 was recorded in the quarter. Included in this charge were costs related to the write off of tradeshow equipment and severance costs. The total number of employees being terminated as part of this restructuring program is 19. At December 31, 2002, one of these employees was still working in the Company.

In the fourth quarter of 2002 the decision was made to completely outsource all our manufacturing. As a result of this we recorded a $975 restructuring charge for the closure of our Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility.

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

The restructuring charge and its utilization is summarized as follows:

	Balance at Beginning of Period	Restructuring Charge	Utilized	Balance at End of Period
Year ended December 31, 2002
Facility related	$307	$1142	$(474)	$975
Severance and other	234	278	(432)	80

	$541	$1,420	$(906)	$1,054

Year ended December 31, 2001
Facility related	—	$551	$(244)	$307
Severance and other	—	684	(450)	234

	—	$1,235	$(694)	$541

Included in the third-quarter 2001 facility restructuring charge was $200 for the write down of certain fixed assets, mainly furniture and fixtures. These assets were disposed of as part of the lease assignment of our Sunrise, Florida head office. Included in the 2002 restructuring charge was $100 for the write down of certain fixed assets used at tradeshows and the Riverside facility. All charges, other than the fixed asset write-downs, will result in direct cash outlays.

11. LONG-TERM DEBT

	December 31, 2001	December 31, 2002
Long term debt
due within one year	$1,340	$2,500
due after one year	$1,250	—

	$2,590	$2,500

Long-term debt consists of:

	December 31, 2001	December 31, 2002
Promissory note, bearing interest at 9%	$90	$0
Subordinated promissory notes, bearing interest at 6%	2,500	2,500

	$2,590	$2,500

The Company negotiated a settlement with DSC Telcom L.P. in the first quarter of 2001. Under the settlement agreement the Company agreed to pay $9.3 million in 2001 in exchange for complete forgiveness of the debt that would have been repayable in 36 equal monthly installments commencing February 1, 2001. This gave rise to an extraordinary gain of $9.2 million, which was partially offset by tax on the gain of $2.7 million to show an extraordinary gain, net of taxes, of $6.5 million. In addition, the Company and DSC Telcom L.P. mutually released each other from certain claims made by the parties relating to the formation of Airspan in January 1998.

On March 19, 1999 the Company entered into two Loan Agreements to borrow $2,500 in installments of $1,250 each. The Company executed the borrowing of $1,250 against this Loan Agreement on March 29, 1999 as evidenced by the issuance of a promissory note. The promissory note was repayable in 30 equal monthly installments of $46 commencing May 1, 1999, an installment of $94 on October 1, 2001 and a final installment on May 1, 2002. The promissory note had an interest rate of 9% per annum.

AIRSPAN NETWORK INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

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

Long term debt maturities at December 31, 2002 are as follows:

2003	$2,500

12. COMMITMENTS

There were no capital lease obligations at December 31, 2002 or 2001.

Airspan has capital commitments of $58 and $234 for the acquisition of property, plant and equipment at December 31, 2002 and 2001, respectively.

As of December 31, 2002, the Company had commitments with its main sub contract manufacturers under various purchase order and forecast arrangements, to a value of $1,971, and $4,100 at December 31, 2001.

Airspan Networks Inc. has entered into various operating lease agreements, primarily for office space, warehouse space and vehicles. Rent expense for the year ended December 31, 2000 was $1,800, $2,531 for the year ended December 31, 2001 and $1,915 for the year ended December 31, 2002.

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year as of December 31, 2002 are as follows:

2003	$1,842
2004	1,567
2005	1,431
2006	1,162
2007	980
Thereafter	2,679

$9,661

The Company had bank guarantees with its landlords, a supplier and customers totaling $1,290 at December 31, 2001 and $2,146 at December 31, 2002. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. These pledges have been classified as restricted cash.

13. SEGMENTS

As a developer and supplier of fixed wireless communications access systems and solutions, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. All of the Company’s revenue is generated from products manufactured in the United Kingdom and Israeli operations.

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

An analysis of revenue by geographical market is given below:

	Year ended December 31, 2000	Year ended December 31, 2001	Year ended December 31, 2002
United States	$3,465	$4,745	$2,918
Asia Pacific
Sri Lanka	7,766	2,856	—
Philippines	3,019	5,195	56
Indonesia	989	4,251	1,390
Japan	—	—	2,661
The rest of Asia Pacific	759	1,383	1,609
Europe
Ireland	5,396	714	467
Poland	3,398	1,612	135
The rest of Europe	3,992	3,782	2,290
Africa and Middle East
Lesotho	—	—	5,661
Nigeria	57	5,217	2,939
The rest of Africa and Middle East	1,055	4,866	4,104
South America & Caribbean	383	2,801	1,700

	$30,279	$37,422	$25,930

For the year ending December 31, 2000 the Company had revenues from transactions with three customers, which amounted to 25%, 18% and 10% of total revenues. For the year ended December 31, 2001 the Company had no customers whose revenue was greater than 10% of the year’s total. During the year ended December 31, 2002 the Company had revenues from transactions with two customers, which amounted to 32% and 10% of total revenues.

	December 31, 2001	December 31, 2002
Long-lived assets:
Property, plant and equipment, net:
United States	$273	$122
United Kingdom and Ireland	5,831	3,676
Israel	—	134
Rest of the world	180	205

	6,284	4,137

Intangible assets, net:
United States	759	784
United Kingdom and Ireland	25	—
Israel	—	626

	784	1,410

Other non current assets:
United States	107	—
United Kingdom and Ireland	648	—
Israel	—	906

	755	906

Total long-lived assets	$7,823	$6,453

Total assets:
United States	$39,874	$32,392
United Kingdom and Ireland	79,367	57,409
Israel	—	7,468
Rest of the world	453	592

	$119,694	$97,861

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

14. STOCK OPTIONS AND COMMON STOCK

On February 1, 1998, the Board of Directors authorized the establishment of a non-qualified employee stock options plan whereby the Company may grant employees stock options to purchase up to 2,791,667 shares of common stock. Under subsequent amendments to the 1998 plan the Board of Directors approved an increase in the number of shares of common stock reserved under the plan from 2,791,667 to 4,591,667 in May 2000 and from 4,591,667 to 6,091,667 in February 2001. The 1998 Plan provides for the grant to our employees (including officers and employee directors) of “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986 and for the grant of nonstatutory stock options to our employees, officers, directors, and consultants.

On February 7, 2001, the Board of Directors authorized the establishment of the 2001 supplemental stock option plan. This is a non-qualified employee stock options plan whereby the Company may grant employees stock options to purchase up to 901,465 shares of common stock. Option grants under the 2001 plan are limited to non-officer employees and consultants.

Under both the 1998 and 2001 plans, the Board of Directors or a committee thereof is authorized to establish the terms of the options. Under the 1998 plan, the exercise price of all incentive stock options must be at least equal to the fair market value of our common stock on the date of the grant and the exercise price of all nonstatutory options may be equal to, more than, or less than 100% of the fair market value of our common stock on the date of the grant. Under the 2001 plan, the exercise price of each option may be equal to, more than, or less than 100% of fair market value of our common stock on the date of the grant. Employee stock options granted under the 1998 plan generally vest over a four-year period and expire on the tenth anniversary of their issuance. The total number of options granted to employees under the plans were 769,585 in 2000, 1,823,265 in 2001 and 1,841,792 in 2002.

Also, within the plans described above, the Company granted non-qualified common stock options to directors under various discrete option agreements. The number of non-qualified options granted to directors were 1,100,000, 685,000 and 275,000 in 2000, 2001 and 2002, respectively.

The Company has a full recourse note receivable from a director relating to the exercise of such options in the amount of $130 outstanding at December 31, 2001 and December 31, 2002. Such options may be exercised for the issuance of restricted stock to the extent such options are not vested. Restrictions on such stock would lapse over the same four-year vesting schedule as the underlying option. In the event of termination, the Company has a repurchase right determined at the original exercise price.

In July 2000 the Company granted non-qualified options to purchase 30,000 shares of common stock to an agent at an exercise price of $15.00 per share. These options were granted in exchange for release from a previous distributor agreement. The Company valued all these options using the Black-Scholes option-pricing model. As such, $203 was charged to operations in 2000 to reflect the estimated fair value of the underlying options. There was no charge to operations in 2001 or 2002. All such options remain unexercised as of December 31, 2002. There were no options granted to consultants during either 2001 or 2002.

In July 2001 the Board of Directors approved a plan to allow eligible employees to exchange outstanding options granted between and including October 1, 1999 and December 13, 2001 under the Airspan Networks Inc. 1998 stock option and restricted stock plan and the 2001 supplemental stock option plan for new options. The offer of exchange was made to eligible employees on December 13, 2001 and remained open for acceptance until January 18, 2002. At which time surrendered options were cancelled. Under the offer, new options were issued on July 19, 2002 to employees who tendered their old ones for exchange. On the expiration of the offer, 665,796 options tendered were cancelled at a weighted average price of $6.64. On July 19, 2002, 524,875 new options were granted at $1.039 to those eligible employees who had accepted the offer of exchange and validly tendered their options for exchange.

At December 31, 2002 the Company had reserved 275,869 of its Common Stock for purchase upon exercise of options to be granted in the future.

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

The following table sets forth the activity for all common stock options:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 1999	1,589,899	$1.11
Granted	1,899,585	10.57
Forfeited	(331,724)	3.95
Exercised	(128,944)	0.37

Outstanding, December 31, 2000	3,028,816	6.75
Granted	2,508,265	3.20
Forfeited	(311,961)	3.50
Exercised	(270,774)	0.66

Outstanding, December 31, 2001	4,954,346	5.47
Granted	2,116,792	0.64
Forfeited	(1,450,313)	9.53
Exercised	(143,872)	0.30

Outstanding, December 31, 2002	5,476,953	$2.67

The following table sets forth stock options outstanding at December 31, 2002:

		Outstanding Options Weighted Average			Exercisable Options Weighted Average
	Number	Exercise Price	Remaining Contractual Life	Number	Exercise Price	Remaining Contractual Life
Exercise Price ranges
$0.30	416,975	$0.30	5.12	416,975	$0.30	5.12
0.45 – 0.49	1,435,000	0.46	9.75	—	—	—
0.54 – 0.98	247,481	0.65	7.99	121,852	0.57	6.53
1.02 – 1.86	1,106,322	1.53	8.37	473,442	1.43	8.15
1.94 – 3.02	539,540	2.69	8.27	248,630	2.65	8.27
3.10 – 4.38	968,359	4.23	7.88	509,003	4.16	7.77
5.12 – 6.18	465,266	5.99	7.84	137,369	5.99	7.83
7.50	70,511	7.50	7.16	49,203	7.50	7.16
9.60	57,499	9.60	7.44	36,580	9.60	7.44
15.00	170,000	15.00	7.58	154,168	15.00	7.59

Total	5,476,953	$2.67	8.28	2,147,212	$7.30	3.49

In 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“ESPP”), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. As of December 31, 2001, 342,906 shares of common stock were reserved for issuance under the ESPP. On August 1, 2002, the Company issued 274,411 shares at $0.697 per share to employees participating in the ESPP. As of December 31, 2002, there were 568,495 shares of common stock reserved for issuance under the ESPP. Further offerings shall commence on each subsequent August 1 and shall last for a period of one year, and the final offering under this Plan shall commence on August 1, 2005 and terminate on July 31, 2006.

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

The following table summarizes the total number of shares of common stock that were reserved for issuance as of December 31, 2002:

Plan reserved under	Number of options
2000 Employee Stock Purchase Plan	568,495

1998 and 2001 Stock Option plans: —options still to be granted	275,869
—options outstanding	5,476,953

6,321,317

15. CONVERTIBLE PREFERRED STOCK.

The holders of the $1.00 Series A Convertible Preferred Stock (Series A Stock) and $1.75 Series B Convertible Preferred Stock (Series B Stock) and $2.50 Series C Convertible Preferred Stock (Series C Stock) all converted to common stock on a three for one basis upon the closing of the qualified initial public offering in July 2000. As at December 31, 2001 and 2002 there was no issued Convertible Preferred Stock.

16. STOCK WARRANTS

As of December 31, 2002, in addition to the option plans discussed above, Airspan has various warrants outstanding to purchase 83,333 shares of the Company’s common stock at exercise prices of $5.25 per share which were issued in connection with debt facilities and lease agreements. As of December 31, 2002 all of these warrants were currently exercisable. These warrants expire on July 19, 2003. The number of shares of Common Stock to be obtained upon exercise of certain of these warrants is subject to adjustment under particular conditions. The estimated fair value of the warrants, determined based on the Black-Scholes valuation model, was $95. The value of these warrants was recorded as deferred loan costs and is amortized over the life of the loan.

17. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase. Shares associated with stock options, warrants and the convertible preferred stock are not included in the calculation of diluted net loss per share because they are antidilutive. As described above, each share of convertible preferred stock automatically converted to common stock upon the completion of the Company’s initial public offering. Pro forma net loss per share data has been determined as if each share of convertible preferred stock had converted to common stock at the time of issuance.

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated:

	Year ended December 31, 2000	Year ended December 31, 2001	Year ended December 31, 2002
Numerator:
Loss before extraordinary item	$(25,637)	$(25,315)	$(28,138)
Extraordinary item, net of taxes	—	6,471	—
Net loss	$(25,637)	$(18,844)	$(28,138)

Denominator:
Weighted average common shares outstanding	18,014,913	34,902,325	35,263,564
Less weighted average shares of restricted stock	(217,014)	(92,014)	(4,919)

Denominator for basic and diluted calculations	17,797,899	34,810,311	35,258,645
Weighted average pro forma conversion of convertible preferred stock	13,365,675	—	—

Denominator for pro forma basic and diluted calculation	31,163,574	34,810,311	35,258,645

Earnings per share—basic and diluted:
Loss before extraordinary item	$(1.44)	$(0.73)	$(0.80)
Extraordinary item, net of taxes	—	$0.19	—
Net Loss per share:
Basic and diluted	$(1.44)	$(0.54)	$(0.80)

Pro forma basic and diluted	$(0.82)	$(0.54)	$(0.80)

There were 3,028,816 stock options, 83,333 Common stock warrants and no shares of convertible preferred stock outstanding at December 31, 2000 and 4,954,346 stock options, 83,333 common stock warrants and no shares of convertible preferred stock at December 31, 2001 and 5,476,953 stock options, 83,333 common stock warrants and no shares of convertible preferred stock at December 31, 2002 that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method for stock options and warrants on an as converted method for convertible preferred stock.

18. PAR VALUE

The Company’s common stock originally had a par value of $0.01. On August 6, 1999, the Company reincorporated from Delaware to Washington. In connection with this reincorporation, the par value of the common stock was changed to $0.0001. As a result of the reverse split described in note 1, the par value of common stock is now $0.0003.

19. RELATED PARTY TRANSACTIONS

Thomas Huseby was chairman of the Company’s board of directors in 1998, 1999 and part of 2000 and is a general partner of SeaPoint Ventures. Airspan paid $240 in 2000 to SeaPoint Ventures for executive management and accounting services. No payments were made to SeaPoint Ventures in either 2001 or 2002, and Mr. Huseby received director’s fees as disclosed in the proxy statement.

On April 27, 1999, Mr. Stonestrom incurred $130 of indebtedness to the Company in connection with the purchase of one million five hundred thousand shares of the Company’s common stock. Since April 27, 1999, the aggregate amount of Mr. Stonestrom’s debt has remained at $130. No interest is due on the debt.

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table represents the Company’s consolidated results for each of the eight quarters ending December 31, 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements. In the opinion of management, all necessary material adjustments have been included to present fairly the unaudited quarterly results when read in conjunction with the Company’s audited financial statements and related notes.

	Quarter Ended
	Apr. 2, 2001	July 1, 2001	Oct. 1, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 29, 2002	Dec. 31, 2002
	($ in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$10,051	$8,618	$8,597	$10,156	$3,389	$2,643	$9,036	$10,862

Cost of Revenue	5,964	5,683	5,028	6,616	3,017	2,160	6,538	7,526
Inventory Provision	—	—	1,417	—	—	2,001	—	—

Gross Profit	4,087	2,935	2,152	3,540	372	(1,518)	2,498	3,336

Operating Expenses:
Research and Development	4,045	3,902	3,672	3,048	3,314	3,409	3,343	3,576
Sales and Marketing	4,426	4,466	3,530	3,082	2,876	2,365	2,272	2,628
Bad Debt Reserve	(289)	(102)	1,040	558	62	1,456	—	2,162
General and Administration	2,859	2,867	2,668	2,341	2,241	2,144	2,236	2,348
Amortization of Intangibles	106	106	106	107	—	—	—	44
Restructuring provision	—	—	1,235	—	167	—	278	975

Total Operating Expense	11,147	11,239	12,251	9,136	8,660	9,374	8,129	11,733

Loss from Operations	(7,060)	(8,304)	(10,099)	(5,596)	(8,288)	(10,892)	(5,631)	(8,397)
Other Income/(expense):
Interest expense	(191)	(73)	(54)	(8)	(45)	(39)	(38)	(39)
Interest and other income	1,361	648	714	329	83	689	711	885

Loss before income taxes	(5,890)	(7,729)	(9,439)	(5,275)	(8,250)	(10,242)	(4,958)	(7,550)

Income Tax credit/(charge)		2,773	0	245	(1)	(1)	—	2,864

Loss before extraordinary item	(5,890)	(4,956)	(9,439)	(5,030)	(8,251)	(10,243)	(4,958)	(4,686)

Extraordinary item
Gain on extinguishment of debt	—	9,244	—	—	—	—	—	—
Income tax charge	—	(2,773)	—	—	—	—	—	—

Gain after tax	—	6,471	—	—	—	—	—	—

Net (Loss)/Profit	$(5,890)	$1,515	$(9,439)	$(5,030)	$(8,251)	$(10,243)	$(4,958)	$(4,686)

Loss before extraordinary item per share, basic and diluted	$(0.17)	$(0.14)	$(0.27)	$(0.14)	$(0.23)	$(0.29)	$(0.14)	$(0.13)
Net loss per share basic and diluted	$(0.17)	$0.04	$(0.27)	$(0.14)	$(0.23)	$(0.29)	$(0.14)	$(0.13)

On February 14, 2001 the Company entered into a settlement agreement with Alcatel, which released the Company from its $18.5 million promissory note with DSC Telecom L.P. Under the settlement agreement the Company agreed to pay $9.3 million in two installments, the first one due in the first quarter of 2001, the second in the second quarter of 2001, in exchange for complete forgiveness of the debt. The extraordinary gain of $9.2 million that arose from this transaction was partially offset by tax on the gain of $2.7 million to show an extraordinary gain, net of taxes of $6.5 million. The Company recorded this extraordinary gain in the first quarter of 2001. After careful review of the settlement agreement, we now consider that technically the promissory note was not extinguished until

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

(in thousands, except for share and per share data)

the second quarter when the final payment under the settlement agreement was made. Therefore the extraordinary gain and tax effect have now been recorded in the second quarter 2001. There were no other changes to amounts previously reported.

	Previously reported April 2, 2001	Reconciling Differences	Currently reported April 2, 2001	Previously reported July 1, 2001	Reconciling Differences	Currently Reported July 1, 2001
Loss before income taxes	$(5,890)	—	$(5,890)	$(7,729)	—	$(7,729)

Income tax credit/(charge)	2,773	$(2,773)	—	—	$2,773	2,773

Loss before extraordinary item	(3,117)	(2,773)	(5,890)	(7,729)	2,773	(4,956)
Extraordinary item
Gain on extinguishment of debt	9,244	(9,244)	—	—	9,244	9,244
Income tax charge	(2,773)	2,773	—	—	(2,773)	(2,773)

Gain after tax	6,471	(6,471)	—	—	6,471	6,471

Net Gain/(Loss)	$3,354	$(9,244)	$(5,890)	$(7,729)	$9,244	$1,515

Loss before extraordinary item per share, basic and diluted	$(0.09)	$(0.08)	$(0.17)	$(0.22)	$0.08	$(0.14)
Net loss per share basic and diluted	$0.10	$(0.27)	$(0.17)	$(0.22)	$0.27	$0.04

Financial Statement Schedules

Schedule II

	Airspan Networks Inc. Valuation and Qualifying Accounts
		Additions		Deductions
	Balance at Beginning of Period	Charged to Expenses	Written Back to Provision	Credit to Expenses	Charged Against Provision	Balance at End of Period
	(in thousands of U.S. Dollars)
Allowance for doubtful debts:
Year ended December 31, 2002	$2,601	$3,794	$150	$(114)	$(1,900)	$4,531
Year ended December 31, 2001	1,371	1,741	23	(534)	—	2,601
Year ended December 31, 2000	1,130	829	180	(768)	—	1,371

II-1