Form 10-Q
period 2003-03-30
AIRSPAN NETWORKS INC
filed 2003-05-14
CIK 1105542

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the quarterly period ended March 30, 2003

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the transition period from                      to                     .

Commission file number 000-31031

AIRSPAN NETWORKS INC.

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	75-2743995 (I.R.S. Employer Identification No.)

777 Yamato Road, Suite 105 Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

561-893-8670

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.0003 PER SHARE

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s common stock as of May 2, 2003: 35,566,577

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

AIRSPAN NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share data)

	December 31, 2002	March 30, 2003
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$48,167	$42,571
Restricted cash	2,146	1,569
Short term investments	5,074	3,025
Accounts receivable, less allowance for doubtful accounts of $4,531 in 2002 and $4,531 at March 30, 2003	14,328	14,180
Unbilled accounts receivable	152	66
Inventory	17,627	18,256
Prepaid expenses and other current assets	3,914	3,075

Total Current Assets	91,408	82,742
Property, plant and equipment, net	4,137	4,096
Goodwill, net	784	784
Intangible assets, net	626	583
Other non-current assets	906	872

Total Assets	$97,861	$89,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,759	$6,171
Accrued taxes	481	477
Deferred revenue	922	895
Other accrued expenses	8,099	7,726
Current portion of long-term debt	2,500	2,500

Total Current Liabilities	19,761	17,769

Stockholders’ Equity
Common stock, $0.0003 par value; 50,000,000 shares authorized in 2002 and 2003: 35,538,482 issued in 2002 and 35,566,577 issued in 2003	10	11
Note receivable—stockholder	(130)	(130)
Additional paid in capital	214,727	214,735
Treasury stock	(405)	(597)
Accumulated other comprehensive income	1,562	540
Accumulated deficit	(137,664)	(143,251)

Total Stockholders’ Equity	78,100	71,308

Total Liabilities and Stockholders Equity	$97,861	$89,077

AIRSPAN NETWORKS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except for share and per share data)

	Year-to-date and Quarter Ended
	March 31, 2002	March 30, 2003
	(unaudited)
Revenue	$3,389	$7,811
Cost of revenue	(3,017)	(5,253)

Gross profit	372	2,558

Operating expenses:
Research and development	3,314	3,719
Sales and marketing	2,876	2,604
Bad debt provision	62	—
General and administrative	2,241	2,386
Amortization of intangibles	—	43
Restructuring provision	167	—

Total operating expenses	8,660	8,752

Loss from operations	(8,288)	(6,194)
Interest expense	(45)	(38)
Interest and other income	83	645

Loss before tax	(8,250)	(5,587)

Income tax credit / (charge)	(1)	—

Net loss	$(8,251)	$(5,587)

Net loss per share
—basic and diluted	$(0.23)	$(0.16)
Weighted average shares outstanding
—basic and diluted	35,112,026	34,978,322

AIRSPAN NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year-to-date
	March 31, 2002	March 30, 2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,251)	$(5,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	866	798
Change in operating assets and liabilities:
Decrease in receivables	4,552	148
Increase in inventories	(2,913)	(629)
Increase in other current assets	(60)	(97)
Increase/(decrease) in accounts payable	1,765	(1,588)
(Decrease) in deferred revenue	(411)	(27)
Increase/(decrease) in accrued expenses	220	(377)

Net cash used in operating activities	(4,232)	(7,359)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(327)	(714)
Proceeds from the sale of investment securities	5,381	2,049
Proceeds from the sale of other non current assets	—	34

Net cash from investing activities	5,054	1,369

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	—	(192)
Payment of long-term debt	(90)	—
Exercise of stock options	5	9
Restricted cash movement	16	577

Net cash (used)/produced by financing activities	(69)	394

Increase/(decrease) in cash and cash equivalents	753	(5,596)
Cash and cash equivalents, beginning of period	53,620	48,167

Cash and cash equivalents, end of period	$54,373	$42,571

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$41	$26

BUSINESS

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

Our FWA systems (the “Airspan FWA Solutions”) have been installed by more than 135 network operators in more than 50 countries and are being tested by numerous other service providers.

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

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

All notes to the financial statements are shown in thousands, except for share, per share data and express notations otherwise.

Recent accounting pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. Airspan has applied the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002 and has adopted the disclosure provisions of FIN 45 in its Consolidated Condensed Financial Statements for the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material impact on the results of operations or financial condition.

See Note on Guarantees for a discussion of the impact of adopting FIN 45.

Guarantees

As discussed in the note on “Recent Accounting Pronouncements”, in November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial condition and did not result in any additional liabilities as of March 30, 2003 associated with guarantees covered by this interpretation.

Warranty

The Company provides a limited warranty for periods usually ranging from twelve to twenty-four months, to all purchasers of its new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and is amortized over the warranty period. Management believes that the amounts provided for are sufficient for all future warranty cost on equipment sold through March 30, 2003 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in the Company’s product warranty liabilities was as follows for the three-month period ended March 30, 2003:

	Balance at Beginning of Period	Accrual for warranties issued during the period	Accruals related to pre-existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at End of Period
Three months ended March 30, 2003
Product warranty liability	$600	$168	$33	$(157)	$644

Other guarantees

The Company had bank guarantees with its landlords and customers totalling $2.0 million at December 31, 2002 and $1.3 million at March 30, 2003. These amounts represent the maximum potential amount of future payments the Company could be required to make under these guarantees. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as have been classified as restricted cash. The Company has not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote.

STOCK COMPENSATION

At March 30, 2003, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 Accounting for Stock issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Due to the small number of options granted during both the first quarter of 2002 and 2003 there would be no material effect on net income and earnings per share if the Company had applied fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation.

INVENTORY

Inventory consists of the following:

	December 31, 2002	March 30, 2003
		(unaudited)
Purchased parts and materials	$7,649	$6,601
Work in progress	1,351	1,393
Finished goods and consumables	8,627	10,262

	$17,627	$18,256

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

In the third quarter of 2002, a new restructuring program was initiated to further reduce our operating expenses. A charge of $278 was recorded in the quarter. Included in this charge were costs related to the write off of tradeshow equipment and severance costs. The total number of employees being terminated as part of this restructuring program is 19. At March 30, 2003, one of these employees was still working in the Company.

In the fourth quarter of 2002 the decision was made to completely outsource all our manufacturing. As a result of this we recorded a $975 restructuring charge for the closure of our Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility.

The restructuring charge and its utilization is summarized as follows:

	Balance at Beginning of Period	Restructuring Charge	Utilized	Balance at End of Period
Three months ended March 30, 2003
Facility related	$975	—	—	$975
Severance and other	79	—	$(31)	48

	$1,054	—	$(31)	$1,023

Year ended December 31, 2002
Facility related	$307	$1,142	$(474)	$975
Severance and other	234	278	(433)	79

	$541	$1,420	$(907)	$1,054

Included in the 2002 restructuring charge was $100 for the write down of certain fixed assets used at tradeshows and the Riverside facility. All charges, other than the fixed asset write-downs, will result in direct cash outlays

SEGMENTAL INFORMATION

As a developer and supplier of fixed wireless communications access systems and solutions, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. All of the Company’s revenue is generated from products manufactured in the United Kingdom and Israeli operations.

An analysis of revenue by geographical market is given below:

	Year-to-Date and Quarter Ended
	March 31, 2002	March 30, 2003
	(unaudited)
USA & Canada	$968	$433
Asia Pacific	502	4,807
Europe	623	405
Africa and the Middle East	1,226	1,636
Latin America and Caribbean	70	530

	$3,389	$7,811

COMPREHENSIVE LOSS

Total comprehensive loss was $8,693 for the quarter ended March 31, 2002 and $6,609 for the quarter ended March 30, 2003.

Components of Comprehensive Loss

	Year-to-Date and Quarter Ended
	March 31, 2002	March 30, 2003
	(unaudited)
Net loss for the quarter	$8,251	$5,587
Other Comprehensive Income:
Movement in the fair value of cash flow hedges
—unrealized loss on foreign currency cash flow hedges	269	410
—reclassification adjustment for gains realized in net income	173	612

Comprehensive loss	$8,693	$6,609

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase. Shares associated with stock options and warrants are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

	Year-to-Date and Quarter Ended
	March 31, 2002	March 30, 2003
	(unaudited)
Numerator:
Net loss	$(8,251)	$(5,587)

Denominator:
Weighted average common shares outstanding	35,128,230	34,978,322
Less weighted average shares of restricted stock	(16,204)	—

Denominator for basic and diluted calculations	35,112,026	34,978,322

Net loss per share—basic and diluted	$(0.23)	$(0.16)

In 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“ESPP”), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. As of March 30, 2003, there were 568,495 shares of common stock reserved for issuance under the ESPP.

SUBSEQUENT EVENT

On April 1, 2003 Airspan Networks, Inc. (the “Airspan”) entered into a settlement agreement with Comdisco Ventures, Inc. (“Comdisco”) to settle its outstanding loan of $2.5 million due to be repaid on September 20, 2003. Airspan paid $2.375 million in full settlement of its obligations and Comdisco released Airspan from all further obligations under the original secured loan and security agreement.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO. EXCEPT FOR HISTORICAL MATTERS CONTAINED HEREIN, STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM10-Q ARE FORWARD-LOOKING AND ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “TO”, “PLAN”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTEND”, “COULD”, “WOULD”, “ESTIMATE”, OR “CONTINUE” OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS AND OTHERS ARE CAUTIONED THAT A VARIETY OF FACTORS, INCLUDING CERTAIN RISKS, MAY AFFECT OUR BUSINESS AND CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. THESE RISK FACTORS INCLUDE, WITHOUT LIMITATION, (I) A SLOWDOWN OF EXPENDITURES BY COMMUNICATION SERVICE PROVIDERS; (II) INCREASED COMPETITION FROM ALTERNATIVE COMMUNICATION SYSTEMS; (III) THE FAILURE OF OUR EXISTING OR PROSPECTIVE CUSTOMERS TO PURCHASE PRODUCTS AS PROJECTED; (IV) OUR INABILITY TO SUCCESSFULLY IMPLEMENT COST REDUCTION OR CONTAINMENT PROGRAMS; AND (V) A LOSS OF ANY OF OUR KEY CUSTOMERS. THE COMPANY IS ALSO SUBJECT TO THE RISKS AND UNCERTAINTIES DESCRIBED IN ITS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002.

Comparison of the Quarter Ended March 30, 2003 to the Quarter Ended March 31, 2002

Revenue

Revenue totaled $7.8 million for the quarter ended March 30, 2003 representing a 130% increase from the $3.4 million reported for the comparable 2002 quarter. During the quarter, shipments were made to 50 customers, including seven new ones. Geographically, 62% of our revenues were derived from Asia, 21% from Africa and the Middle East, 7% from Latin America and the Caribbean, 5% from U.S. based customers, and 5% from Europe. Although revenue increased 130% from the first quarter 2002 to the first quarter 2003, the company believes that its revenues are impacted by the continued slowdown in capital spending within the telecommunications industry.

Cost of Revenue

Cost of revenue increased 74% from $3.0 million in the quarter ended March 31, 2002 to $5.3 million in the quarter ended March 30, 2003 as a result of the increase in revenue. Gross margin as a percentage of revenue increased to 33% in the first quarter of 2003 from 11% in the first quarter of 2002. The increase in gross margin arose from the allocation of relatively fixed period costs over a higher revenue base and a shift in product mix to a higher percentage of infrastructure equipment.

Research and Development Expenses

Research and development expenses increased 12% from $3.3 million in the quarter ended March 31, 2002 to $3.7 million in the quarter ended March 30, 2003. The increase arose from the purchase of the WipLL business in the fourth quarter of 2002, which was partially offset by our headcount and expense reduction programs.

Sales and Marketing Expenses

Sales and marketing expenses decreased 9% from $2.9 million in the quarter ended March 31, 2002 to $2.6 million in the quarter ended March 30, 2003, reflecting the effect of the expense reduction programs, lower customer trial costs and reduced trade show activities.

Bad Debt Provision

In the first quarter of 2002 we recognized $62 thousand of bad debts. In the comparable period of 2003 no further bad debt provisions were made.

General and Administrative Expenses

General and administrative expenses increased 6% from $2.2 million in the quarter ended March 31, 2002 to $2.4 million in the quarter ended March 30, 2003. The increase arose from the purchase of the WipLL business in the fourth quarter of 2002, which has been partially offset by the headcount and expense reduction programs.

Restructuring Provision

During 2001, the Company implemented a restructuring program to reduce operating expenses and recorded a charge of $1.2 million in relation to this program. Included in this charge were costs related to excess facilities and severance. The Company initially expected to sublease its excess facility space in Sunrise, Florida by the end of the first quarter of 2002, but due to the continued economic slow down in the Florida sublease market, a further $167 thousand was recognized as restructuring in the income statement in the first quarter of 2002. On July 1, 2002 the lease was successfully assigned to a third party and all facility-related restructuring charges were utilized by the end of the third quarter of 2002. There was no corresponding charge in the first quarter of 2003.

Interest and Other Income

Net interest and other income was $0.6 million for the quarter ended March 30, 2003 and $38 for the quarter ended March 31, 2002. The increase was primarily due to the exchange gains of $0.5 million during the quarter ended March 30, 2003 compared to exchange losses of $0.3 million in the quarter ended March 31, 2002. The increase in net interest and other income arising in 2003 from the exchange gains were partially offset by lower interest rates on lower cash deposits.

Income Taxes

We did not have a material income tax charge in either the first quarter of 2003 or 2002.

Net Loss

Our net loss of $5.6 million in the quarter ended March 30, 2003 compares to a loss of $8.3 million in the quarter ended March 31, 2002, an improvement of 32%. A small increase in operating expenses of $0.1 million was more than offset by increases in gross profits of $2.2 million and net interest and other income of $0.6 million.

Other Comprehensive Loss

Other comprehensive loss for the quarter ended March 30, 2003 was $1.0 million compared to $0.4 million for the quarter ended March 31, 2002. The loss in the quarter ended March 30, 2003 arose from the change in fair value of our forward foreign exchange contracts on retranslation of $0.4 million and the reclassification of gains realized in net income of $0.6 million. These forward exchange contracts are used to hedge our UK expenses through to December 2003.

Liquidity and Capital Resources

Since inception, we financed our operations through private sales of convertible preferred stock, which totalled $117.3 million (net of transaction expenses) and an initial public offering of common stock for approximately $86.0 million in cash (net of underwriting discounts, commission and other expenses). We have used the proceeds of the offering for working capital and other general corporate purposes.

As of March 30, 2003, we had cash and cash equivalents totaling $42.6 million, short term investments totaling $3.0 million and $1.6 million of restricted cash that is held as collateral for performance guarantees on customer contracts, landlords, and contributions from employees in respect of the Employee Share Purchase Plan. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments.

At March 30, 2003, we had outstanding long-term debt of $2.5 million, owed to Comdisco Inc. During April 2003 the long-term debt owed to Comdisco Inc. was retired (see Subsequent Events).

Until we are able to generate cash from operations, if ever, we intend to use our existing cash resources to finance our operations. We believe we have sufficient cash resources to finance our operations for at least the next 12 months.

For the three months ended March 30, 2003, we used $7.4 million cash in operating activities compared with $4.2 million for the three months ended March 31, 2002. Our primary uses of cash for operating activities were a Net Loss $5.9 million and a decrease in Accounts Payable $1.6 million.

The net cash provided from investing activities in the three months ending March 30, 2003 and March 31, 2002, was $1.4 million and $5.1 million respectively. The $2.0 million and $5.4 million of cash generated through the sale of short term investments in 2003 and 2002 respectively, was partially offset by capital equipment purchases.

Our financing cash inflow for the three months ended March 30, 2003 was $0.4 million compared with a $0.1 million outflow for the three months ended March 31, 2002. The inflow arose from a $0.6 million decrease in restricted cash partially offset by $0.2 million in purchases of treasury stock. Restricted cash increases when the Company issues a guarantee secured by cash collateral and decreases whenever such a guarantee is cancelled. The outflow in the first quarter of 2002 arose from the repayment of long-term debt.

The Company has no material commitments other than obligations on long-term debt, operating leases and the forward exchange contracts mentioned below.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of December 31, 2002 and March 30, 2003 we had cash and cash equivalents, restricted cash and short-term investments of $55.4 million and $47.2 million, respectively. Of these amounts, $5.1 million in 2002 and $3.0 million in 2003 related to investments with purchase to maturity dates between 90 and 365 days. Substantially all of the remaining amounts consisted of highly liquid investments with purchase to maturity terms of less than 90 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from March 30, 2003 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

For the three months ended March 30, 2003, 2.9% of our sales were denominated in Australian dollars, 1.2% in euro, 0.2% in Chinese Renminbi, 0.1% in Great British pounds sterling and the remaining 95.6% were denominated in US dollars. Comparatively, for the quarter ended March 31, 2002, 7.7% of our sales were denominated in euro, 6.8% in Australian dollars and the remaining 85.5% were denominated in US dollars. Our total euro denominated sales for the three months ended March 30, 2003 were 0.1 million euro, which were recorded at an average exchange rate of $1US = 0.9374 euro. If the average exchange rate used had been higher or lower by 10% it would have decreased or increased the euro-denominated sales value by $0.01 million. Our total Australian dollars (AUD) denominated sales for the three months ended March 30, 2003 were 0.2 million AUD, which were recorded at an average exchange rate of $1US = 1.7099 AUD. If the average exchange rate used had been higher or lower by 10% it would have decreased or increased the AUD-denominated sales value by $0.01 million. We expect the proportions of sales in euros and Australian dollars to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not take into account changes in sales volumes.

Since May 2000, we have entered in currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than US dollars. Prior to 2000 we had not entered into any foreign currency forward or option contracts to hedge those payments. We do not enter into any currency hedging activities for speculative purposes. The costs of these contracts are included under interest and other income in our financial statements. There were no euro hedges outstanding at March 30, 2003. We will continue to monitor our foreign currency exposures and may modify hedging strategies, as we deem prudent.

Our operating results are affected by moves in foreign currency exchange rates, particularly the rate between US dollars and Great Britain pounds sterling. That is because most of our operating expenses are incurred in pounds sterling. During the three months ended March 30, 2003, we paid expenses in local currency of approximately 4.4 million pounds sterling, at an average rate of $1US = 0.6215 pounds sterling. If the expenses in pounds sterling had not been hedged and the average exchange rates had been higher or lower by 10%, the pounds sterling denominated operating expenses would have decreased or increased by $0.6 million. During the three months ended March 30, 2003, we paid expenses in local currency of approximately 5.7 million Israeli Shekels, at an average rate of $1US = 4.806 Israeli Shekels. If the Israeli Shekels average exchange rates had been higher or lower by 10%, the Israeli Shekel denominated operating expenses would have decreased or increased by $0.1 million. We expect the proportions of operating expenses paid in pounds sterling and Israeli Shekels to fluctuate over time. To hedge our pound sterling foreign currency risk, we had outstanding forward exchange contracts at December 31, 2002, to purchase 13.5 million pounds sterling at an average exchange rate of $1US = 0.6694 pounds sterling in twelve variable amounts up to December 2003. At March 30, 2003 there were nine outstanding payments, in variable amounts to December 31, 2003, totaling 9.75 million pounds at an average exchange rate of $1US = 0.6586 pounds.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

Item 4.    CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of Airspan’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Airspan’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in Airspan’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.    OTHER INFORMATION

None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1	Additional Exhibits—Section 1350 Certification of Chief Executive Officer*

99.2	Additional Exhibits—Section 1350 Certification of Chief Financial Officer*

*	Filed herewith

(b)  Reports on Form 8-K:

The following reports were filed on Form 8-K since the fourth quarter of 2002:

(1)    On February 5, 2003, the registrant filed a Current Report under Item 5 of Form 8-K relating to the registrant’s fourth quarter of 2002 financial results; and

(2)    On May 8, 2003, the registrant filed a Current Report under Item 9 and in satisfaction of the public disclosure requirements Item 12 of Form 8-K relating to the registrant’s first quarter of 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2003

AIRSPAN NETWORKS INC.

By:	/s/ PETER ARONSTAM
Peter Aronstam
Senior Vice President and Chief Financial Officer

SARBANES-OXLEY ACT SECTION 302 CERTIFICATIONS

I, Eric Stonestrom, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Airspan Networks, Inc. (“Airspan”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Airspan as of, and for, the periods presented in this quarterly report;

4.	Airspan’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Airspan and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to Airspan, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of Airspan’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Airspan’s other certifying officer and I have disclosed, based on our most recent evaluation, to Airspan’s auditors and the audit committee of Airspan’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect Airspan’s ability to record, process, summarize and report financial data and have identified for Airspan’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in Airspan’s internal controls; and

6.	Airspan’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By:	/s/ ERIC STONESTROM
Eric Stonestrom Chief Executive Officer

SARBANES-OXLEY ACT SECTION 302 CERTIFICATIONS

I, Peter Aronstam, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Airspan Networks, Inc. (“Airspan”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Airspan as of, and for, the periods presented in this quarterly report;

4.	Airspan’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Airspan and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to Airspan, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of Airspan’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Airspan’s other certifying officer and I have disclosed, based on our most recent evaluation, to Airspan’s auditors and the audit committee of Airspan’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect Airspan’s ability to record, process, summarize and report financial data and have identified for Airspan’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in Airspan’s internal controls; and

6.	Airspan’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By:	/s/ PETER ARONSTAM
Peter Aronstam Senior Vice President and Chief Financial Officer