Form 10-Q
period 2003-06-29
AIRSPAN NETWORKS INC
filed 2003-08-13
CIK 1105542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Number of shares outstanding of the registrant’s common stock as of August 6, 2003: 36,121,497

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

AIRSPAN NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	December 31, 2002	June 29, 2003
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$48,167	$37,204
Restricted cash	2,146	1,618
Short term investments	5,074	1,000
Accounts receivable, less allowance for doubtful accounts of $4,531 At December 31, 2002 and $4,261 at June 29, 2003	14,328	13,227
Unbilled accounts receivable	152	87
Inventory	17,627	12,518
Prepaid expenses and other current assets	3,914	2,531

Total Current Assets	91,408	68,185

Property, plant and equipment, net	4,137	3,678
Goodwill	784	784
Intangible assets, net	626	539
Other non-current assets	906	936

Total Assets	$97,861	$74,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,759	$4,711
Accrued taxes	481	538
Deferred revenue	922	520
Other accrued expenses	8,099	7,316
Current portion of long-term debt	2,500	—

Total Current Liabilities	19,761	13,085

Stockholders’ Equity
Common stock, $0.0003 par value; 50,000,000 shares authorized at December 31, 2002 and June 29, 2003: 35,538,482 issued at December 31, 2002 and 35,571,473 issued at June 29, 2003	10	11
Note receivable – stockholder	(130)	(130)
Additional paid in capital	214,727	214,737
Treasury stock: 412,486 shares held at December 31, 2002 and 834,560 shares held at June 29, 2003	(405)	(797)
Accumulated other comprehensive income	1,562	874
Accumulated deficit	(137,664)	(153,658)

Total Stockholders’ Equity	78,100	61,037

Total Liabilities and Stockholders Equity	$97,861	$74,122

AIRSPAN NETWORKS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except for share and per share data)

	Quarter Ended		Year-to-date
	June 30, 2002	June 29, 2003	June 30, 2002	June 29, 2003
	(unaudited)		(unaudited)
Revenue	$2,643	$7,524	$6,032	$15,335
Cost of revenue	(2,160)	(5,704)	(5,177)	(10,957)
Inventory provision	(2,001)	(4,398)	(2,001)	(4,398)

Gross loss	(1,518)	(2,578)	(1,146)	(20)

Operating expenses:
Research and development	3,409	3,670	6,723	7,389
Sales and marketing	2,365	2,656	5,241	5,260
Bad debt provision	1,456	—	1,518	—
General and administrative	2,144	2,252	4,385	4,638
Amortization of intangibles	—	44	—	87
Restructuring provision	—	273	167	273

Total operating expenses	9,374	8,895	18,034	17,647

Loss from operations	(10,892)	(11,473)	(19,180)	(17,667)
Interest expense	(39)	—	(84)	(38)
Interest and other income	689	1,070	772	1,715

Loss before income taxes	(10,242)	(10,403)	(18,492)	(15,990)

Income tax charge	(1)	(4)	(2)	(4)

Net loss	$(10,243)	$(10,407)	$(18,494)	$(15,994)

Earnings per share – basic and diluted
Net loss per share	$(0.29)	$(0.30)	$(0.53)	$(0.46)

Weighted average shares outstanding – basic and diluted	35,155,460	34,734,726	35,133,743	34,856,524

AIRSPAN NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year-to-date
	June 30, 2002	June 29, 2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,494)	$(15,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,689	1,557
Gain on settlement of long term debt	—	(125)
Loss on disposal of fixed assets	2	—
Change in operating assets and liabilities:
Decrease in receivables	5,339	1,101
(Increase)/decrease in inventories	(3,881)	5,109
Decrease in other current assets	1,501	760
Decrease in accounts payable	(1,352)	(3,048)
Increase/(decrease) in deferred revenue	4,591	(402)
Decrease in accrued expenses	(48)	(646)
Increase in other non current assets	—	(30)

Net cash used in operating activities	(10,653)	(11,718)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(521)	(1,091)
Proceeds from the sale of investment securities	13,120	4,074

Net cash from investing activities	12,599	2,983

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	—	(392)
Payment of long-term debt	(90)	(2,375)
Exercise of stock options	20	11
Restricted cash movement	(488)	528

Net cash used by financing activities	(558)	(2,228)

Increase / (decrease) in cash and cash equivalents	1,388	(10,963)
Cash and cash equivalents, beginning of period	53,620	48,167

Cash and cash equivalents, end of period	$55,008	$37,204

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$84	$26

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

Our FWA systems (the “Airspan FWA Solutions”) have been installed by more than 130 network operators in more than 50 countries and are being tested by numerous other service providers.

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

CONTINGENCIES

Guarantees

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial condition and did not result in any additional liabilities as of June 29, 2003 associated with guarantees covered by this interpretation.

Warranty

The Company provides a limited warranty for periods usually ranging from twelve to twenty-four months, to all purchasers of its new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and is amortized over the warranty period. Management believes that the amounts provided for are sufficient for all future warranty cost on equipment sold through June 29, 2003. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in the Company’s product warranty liabilities was as follows for the six-month period ended June 29, 2003:

	Balance at Beginning of Period	Accrual for warranties issued during the period	Accruals related to pre- existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at End of Period
Six months ended June 29, 2003
Product warranty liability	$600	$303	$(24)	(280)	599

Other guarantees

The Company had bank guarantees with its landlords and customers totalling $2,146 at December 31, 2002 and $1,618 at June 29, 2003. This represent the maximum potential amount of future payments the Company could be required to make under these guarantees. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. These pledges have been classified as restricted cash. The Company has not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote

Legal claims

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants the Company, Eric D. Stonestrom (our President and Chief Executive Officer), Joseph J. Caffarelli (our former Senior Vice President and Chief Financial Officer), Matthew Desch (our Chairman) and Jonathan Paget (our Executive Vice President and Chief Operating Officer) together with certain underwriters of our July 2000 initial public offering. The complaints allege violations of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”) for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, Plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for our initial public offering was false and misleading and in violation of Section 10(b) and Section 11 of the Exchange Act and Rule 10b-5 promulgated thereunder because the Prospectus did not disclose these arrangements. The Plaintiffs also alleged that, pursuant to Section 15 of the Securities Act, Mr. Stonestrom, Mr. Caffarelli, Mr. Desch and Mr. Paget are jointly and severally liable for our alleged violation of Section 11 of the Securities Act. The actions seek damages, interest, reasonable attorneys’ and experts’ witness fees and other costs in an unspecified amount. The complaints against us have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002.

The action is being coordinated with approximately three hundred other nearly identical actions. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed Mr. Stonestrom, Mr. Caffarelli, Mr. Desch, and Mr. Paget from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the court dismissed the Section 10b-5 claim against us, but allowed the Section 11 claim to proceed. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between the Company and the plaintiff class. It is anticipated that any potential financial obligation of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the approval of the MOU by a sufficient number of the other approximately three hundred companies who are part of the consolidated case against the Company, the negotiation of a settlement agreement, and approval by the Court. We cannot opine as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

STOCK COMPENSATION

At June 29, 2003, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No.25 Accounting for Stock issued to Employees, and related interpretations. In all periods shown the Company has valued stock-based employee compensation using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock based employee compensation.

	Quarter Ended		Year-to-date
	June 30, 2002	June 29, 2003	June 30, 2002	June 29, 2003
	(unaudited)		(unaudited)
Net loss, as reported	$(10,243)	$(10,407)	$(18,494)	$(15,994)

Add back:
Stock-based employee compensation cost, net of related tax effects included in the determination of net income as reported	—	—	—	—

Deduct:
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied to all awards	(1,139)	(519)	(2,052)	(1,032)

Pro forma net loss	$(11,382)	$(10,926)	$(20,546)	$(17,026)

Net loss per share—basic and diluted	$(0.29)	$(0.30)	$(0.53)	$(0.46)

Pro forma loss per share—basic and diluted	$(0.32)	$(0.31)	$(0.58)	$(0.49)

INVENTORY

Inventory consists of the following:

	December 31, 2002	June 29, 2003
		(unaudited)

Purchased parts and materials	$7,649	$4,393
Work in progress	1,351	1,392
Finished goods and consumables	8,627	6,733

	$17,627	$12,518

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

In the third quarter of 2002, a new restructuring program was initiated to further reduce our operating expenses. A charge of $278 was recorded in the quarter. Included in this charge were costs related to the write off of tradeshow equipment and severance costs. The total number of employees terminated as part of this restructuring program was 19 and all severance payments were made by the end of the second quarter of 2003.

In the fourth quarter of 2002 the decision was made to completely outsource all our manufacturing. As a result we recorded a $975 restructuring charge for the closure of our Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Cost Associated with Exit or Disposal Activities”, which addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that the costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan.

In the second quarter of 2003 a further restructuring program was initiated to lower operating expenses. The total cost expected to be incurred as part of this restructuring program is $763 and is set out in the table below:

	Total Expected to be Incurred	Incurred During the Quarter Ended June 29, 2003	Cumulative Incurred up to June 29, 2003
	(unaudited)	(unaudited)	(unaudited)
Second quarter 2003 restructuring program
One-time termination benefits	$323	$273	$273
Contract termination costs	100	—	—
Other associated costs	340	—	—

	$763	$273	$273

The costs incurred during the quarter ended June 29, 2003 related to termination costs for 31 employees. Not all of these employees had left the Company by June 29, 2003 but they will have done so by the end of the third quarter. The Company will continue to implement its cost reduction program in the second half of 2003, which will include the closure of certain commercial offices and further elimination of headcount. This plan is expected to be completed by the end of the first quarter of 2004.

The restructuring charges and their utilization are summarized as follows:

	Balance at Beginning of Period	Restructuring Charge	Utilized	Balance at End of Period
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Three months ended June 29, 2003
One-time termination benefits	$48	$273	$(243)	$78
Contract termination costs	825	—	(130)	695
Other associated costs	150	—	(85)	65

	$1,023	$273	$(458)	$838

Six months ended June 29, 2003
One-time termination benefits	$79	$273	$(274)	$78
Contract termination costs	825	—	(130)	695
Other associated costs	150	—	(85)	65

	$1,054	$273	$(489)	$838

Year ended December 31, 2002
Facility related	$307	$1,142	$(474)	$975
Severance and other	234	278	(433)	79

	$541	$1,420	$(907)	$1,054

Included in the 2002 restructuring charge was $100 for the write down of certain fixed assets used at tradeshows and the Riverside facility. All charges, other than the fixed asset write-downs, will result in direct cash outlays.

CURRENT PORTION OF LONG-TERM DEBT

On April 1, 2003 the Company entered into a settlement agreement with Comdisco Ventures, Inc. (“Comdisco”) to settle its outstanding loan of $2,500 due to be repaid on September 20, 2003. The Company paid $2,375, during the second quarter of 2003, in full settlement of its obligations and Comdisco released the Company from all further obligations under the original secured loan and security agreement.

SEGMENTAL INFORMATION

As a developer and supplier of fixed wireless communications access systems and solutions, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. All of the Company’s revenue is generated from products manufactured in the United Kingdom and Israeli operations.

An analysis of revenue by geographical market is given below:

	Quarter Ended		Year-to-date
	June 30, 2002	June 29, 2003	June 30, 2002	June 29, 2003
	(unaudited)		(unaudited)

USA & Canada	$923	$275	$1,891	$708
Asia	762	2,462	1,264	7,269
Europe	278	974	901	1,379
Africa and the Middle East	540	2,910	1,766	4,546
Latin America and Caribbean	140	903	210	1,433

	$2,643	$7,524	$6,032	$15,335

COMPREHENSIVE LOSS

Total comprehensive loss was $8,892 for the quarter ended June 30, 2002 and $10,074 for the quarter ended June 29, 2003.

Components of Comprehensive Loss

	Quarter Ended		Year-to-date
	June 30, 2002	June 29, 2003	June 30, 2002	June 29, 2003
	(unaudited)		(unaudited)
Net loss	$(10,243)	$(10,407)	$(18,494)	$(15,994)
Other Comprehensive Income / (Loss):
Movement in the fair value of cash flow hedges
— unrealized gain on foreign currency cash flow hedges	1,387	810	1,118	401
— reclassification of adjustment for gains realized in net income	(36)	(477)	(209)	(1,089)

Comprehensive loss	$(8,892)	$(10,074)	$(17,585)	$(16,682)

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase. Shares associated with stock options and warrants are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

	Quarter Ended		Year-to-date
	June 30, 2002	June 29, 2003	June 30, 2002	June 29, 2003
	(unaudited)		(unaudited)
Numerator:
Net loss per share	$(10,243)	$(10,407)	$(18,494)	$(15,994)

Denominator:
Weighted average common shares outstanding	35,158,933	34,734,726	35,143,582	34,856,524
Less weighted average shares of restricted stock	(3,473)	—	(9,839)	—

Denominator for basic and diluted calculations	35,155,460	34,734,726	35,133,743	34,856,524

Net loss per share – basic and diluted	$(0.29)	$(0.30)	$(0.53)	$(0.46)

In 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“ESPP”), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. As of June 29, 2003, there were 568,495 shares of common stock reserved for issuance under the ESPP. On August 1, 2003 the Company issued 531,164 shares at $0.697 per share to employees participating in the ESPP.

During the six months ended June 29, 2003, 32,991 stock options were exercised from the 1998 stock option plan at an average exercise price of $0.35.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO. EXCEPT FOR HISTORICAL MATTERS CONTAINED HEREIN, STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING AND ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “TO”, “PLAN”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTEND”, “COULD”, “WOULD”, “ESTIMATE”, OR “CONTINUE” OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS AND OTHERS ARE CAUTIONED THAT A VARIETY OF FACTORS, INCLUDING CERTAIN RISKS, MAY AFFECT OUR BUSINESS AND CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. THESE RISK FACTORS INCLUDE, WITHOUT LIMITATION, (I) A SLOWDOWN OF EXPENDITURES BY COMMUNICATION SERVICE PROVIDERS; (II) INCREASED COMPETITION FROM ALTERNATIVE COMMUNICATION SYSTEMS; (III) THE FAILURE OF OUR EXISTING OR PROSPECTIVE CUSTOMERS TO PURCHASE PRODUCTS AS PROJECTED; (IV) OUR INABILITY TO SUCCESSFULLY IMPLEMENT COST REDUCTION OR CONTAINMENT PROGRAMS; AND (V) A LOSS OF ANY OF OUR KEY CUSTOMERS. THE COMPANY IS ALSO SUBJECT TO THE RISKS AND UNCERTAINTIES DESCRIBED IN ITS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002.

COMPARISON OF THE QUARTER ENDED JUNE 29, 2003 TO THE QUARTER ENDED JUNE 30, 2002

Revenue

Revenue totaled $7.5 million for the quarter ended June 29, 2003 representing a 185% increase from the $2.6 million reported for the comparable 2002 quarter. During the quarter, shipments were made to 61 customers, including 17 new ones. Geographically, 39% of our revenues were derived from Africa and the Middle East, 33% from Asia-based customers, 13% from Europe, 12% from Latin America and the Caribbean, and 4% from the USA.

Cost of Revenue

Cost of Revenue increased 164% to $5.7 million in the quarter ended June 29, 2003 from $2.1 million in the quarter ended June 30, 2002 as a result of the increase in revenue. The gross loss for the second quarter of 2003 and 2002 was $2.6 million (34% of Revenue) and $1.5 million (57% of Revenue), respectively. Gross margin as a percentage of revenue (excluding inventory provisions) increased to 24% in the second quarter of 2003 from 18% in the second quarter of 2002. Management believes gross margin before inventory provisions is a better indicator of historical selling price pressure and manufacturing cost savings than gross loss, which is partly a function of inventory provisions. The increased gross margin before inventory provision arose from the reduced proportion of period costs as revenue increased, partially offset by a lower average selling price on our AS4000 products.

During the quarter ended June 29, 2003 we made an inventory provision of $4.4 million versus an inventory provision of $2.0 million with the comparable 2002 quarter. With the full introduction of our new AS4020 product offering during the second quarter of 2003, our estimates of the future demand for the AS4000 products at historic prices were reduced and, accordingly, we recorded an inventory provision in the second quarter of 2003.

The following table reconciles the gross margin before inventory provisions to the gross margin after inventory provisions

	Quarter Ended
	June 30, 2002	Gross Margin	June 29, 2003	Gross Margin
	(unaudited)		(unaudited)

Revenue	$2,643	100%	$7,524	100%
Cost of revenue	(2,160)	82%	(5,704)	76%

	483	18%	1,820	24%

Inventory provision	(2,001)	76%	(4,398)	58%

Gross loss	(1,518)	57%	(2,578)	34%

Research and Development Expenses

Research and Development Expenses increased 8% to $3.7 million in the quarter ended June 29, 2003 from $3.4 million in the quarter ended June 30, 2002. The increase arose from the purchase of the WipLL business in the fourth quarter of 2002, which was partially offset by our headcount and expense reduction programs.

Sales and Marketing Expenses

Sales and Marketing Expenses increased 12% to $2.7 million in the quarter ended June 29, 2003 from $2.4 million in the quarter ended June 30, 2002, primarily as a result of increases in sales agents commissions on increased revenue.

Bad Debt Provision

In the second quarter of 2003 we made no provisions for bad debts. A $1.5 million provision was recorded for the comparable 2002 quarter to reflect our concern regarding the financial position of certain customers, particularly in Asia.

General and Administrative Expenses

General and Administrative Expenses increased 5% to $2.3 million in the quarter ended June 29, 2003 from $2.1 million in the quarter ended June 30, 2002. Most of the cost increase can be attributed to the purchase of the WipLL business, which was partially offset by cost savings achieved from reduced headcount levels and lower facility costs.

Amortization of Intangibles

There was a $0.04 million and $0.0 million expense for the Amortization of Intangibles during the second quarter of 2003 and 2002, respectively. The amortization expense relates to intangibles acquired as part of the WipLL purchase in the second half of 2002. These intangibles will be fully amortized by the end of 2006.

Restructuring Provision

During the second quarter of 2003 the Company implemented a restructuring program to further reduce operating expenses and recorded a charge of $0.3 million in relation to this program. The total cost expected to be incurred as part of this restructuring program is $0.8 million. The Company will continue to implement its cost reduction program in the second half of 2003, which will include the closure of certain commercial offices and headcount reductions. This plan is expected to be completed by the end of the first quarter of 2004. The costs incurred during the quarter ended June 29, 2003 related to termination costs associated with 31 employees.

There was no corresponding charge in the second quarter of 2002.

Interest Expense and Interest and Other Income

Interest Expense decreased from $0.04 million in the second quarter of 2002 to $0.0 million in the second quarter of 2003 as a result of the settlement of all of our long-term debt in the second quarter of 2003. Interest and Other Income increased to $1.1 million for the quarter ended June 29, 2003 compared to $0.7 million in the quarter ended June 30, 2002. The increase was due to increases in foreign exchange gains of $0.4 million along with a $0.1 million gain arising on the early settlement of our long-term debt. The increase in interest and other income was tempered by lower interest rates on lower cash deposits during the quarter ended June 29, 2003. The foreign exchange gains arose primarily because of the strengthening of the British Pound against the US Dollar.

Income Taxes

We did not have a material income tax charge in either the second quarter of 2003 or 2002.

Net Loss

Our Net Loss of $10.4 million in the quarter ended June 29, 2003 compares to a loss of $10.2 million in the quarter ended June 30, 2002. This represents an increase in Net Loss of 2%. The increase in the gross loss of $1.1 million, arising from the inventory provisions, was partially offset by lower operating expenses of $0.5 million and increased interest and other income of $0.4 million.

Other Comprehensive Loss

Other Comprehensive Loss, which is not included in the income statement, for the quarter ended June 29, 2003 arose from the change in fair value of our forward foreign exchange contracts on retranslation of $0.8 million and the reclassification of losses realized in net income of $0.4 million. These forward exchange contracts are used to hedge our UK expenses through to June 2004.

COMPARISON OF THE SIX MONTHS ENDED JUNE 29, 2003 TO THE SIX MONTHS ENDED JUNE 30, 2002

Revenue

Revenue totaled $15.3 million for the six months ended June 29, 2003 representing a 154% increase from the $6.0 million reported for the comparable six months of 2002. During the first six months of 2003, shipments were made to 76 customers, including 21 new ones. Geographically, 47% of our revenues were derived from Asia-based customers, 30% from Africa and the Middle East, 9% from Latin America and the Caribbean, 9% from Europe and 5% from the USA.

Cost of Revenue

Cost of Revenue increased 112% to $11.0 million in the six months ended June 29, 2003 from $5.2 million in the six months ended June 30, 2002 as a result of the increase in revenue. The gross loss for the first six months of 2003 and 2002 was $0.0 million (0% of Revenue) and $1.1 million (19% of Revenue), respectively. Excluding the inventory provision, gross margin as a percentage of revenue increased to 29% in the first six months of 2003 from 14% in the first six months of 2002. Management believes gross margins before inventory provision is a better indicator of historical selling price pressure and manufacturing cost savings than Gross Loss, which is partly a function of inventory provisions. The increased gross margin arose from the reduced proportion of period costs as revenue increased, partially offset by a lower average selling price on our AS4000 products

During the six months ended June 29, 2003 we made an inventory provision of $4.4 million versus an inventory provision of $2.0 million with the comparable period of 2002. With the full introduction of our new AS4020 product offering during the second quarter of 2003, our estimates of the future demand for the AS4000 products at historic prices were reduced and, accordingly we recorded an inventory provision in the second quarter of 2003.

The following table reconciles the gross margin before inventory provisions to the gross margin after inventory provisions

	Year-to-date
	June 30, 2002	Gross Margin	June 29, 2003	Gross Margin
	(unaudited)		(unaudited)

Revenue	$6,032	100%	$15,335	100%
Cost of revenue	(5,177)	86%	(10,957)	72%

	855	14%	4,378	29%
Inventory provision	(2,001)	33%	(4,398)	29%

Gross loss	(1,146)	19%	(20)	0%

Research and Development Expenses

Research and Development Expenses increased 10% to $7.4 million in the six months ended June 29, 2002 from $6.7 million in the six months ended June 30, 2002. The increase arose from the purchase of the WipLL business in the fourth quarter of 2002, which was partially offset by our headcount and expense reduction programs.

Sales and Marketing Expenses

Sales and Marketing Expenses were materially unchanged between the first six months of 2002 and 2003. Increases in sales agents commissions as a result of increased revenue in 2003 was offset by headcount and expense reduction programs and reduced trade show activities.

Bad Debt Provision

In the first six months of 2003 no Bad Debt Provisions were made. In the comparable six months ended 2002 we wrote down receivables by $1.5 million to reflect our concerns about the financial position of certain customers, particularly in Asia.

General and Administrative Expenses

General and Administrative Expenses increased 6% to $4.6 million in the six months ended June 29, 2003 from $4.4 million in the six months ended June 30, 2002. Most of the cost increase can be attributed to the purchase of the WipLL business which was partially offset by cost savings achieved from reduced headcount levels and lower facility costs.

Amortization of Intangibles

There was a $0.09 million and $0.0 million expense for the Amortization of Intangibles during the first six months of 2003 and 2002, respectively. The amortization expense relates to intangibles acquired as part of the WipLL purchase in the second half of 2002. These intangibles will be fully amortized by the end of 2006.

Restructuring Provision

In 2001, the Company implemented a restructuring program that included the assignment of excess facility space in our old head office in Sunrise Florida. The Company initially expected to assign the excess facility space by the end of the first quarter of 2002. However, due to the continued economic slow down in Florida, the office was not assigned until July 1, 2002. Because of the delay in assigning and higher cost than first anticipated, a further $0.2 million was recognized as restructuring in the income statement in the first six months of 2002. During the first six months of 2003 the Company implemented another restructuring program to further reduce operating expenses and recorded a charge of $0.3 million in relation to this program. The total cost expected to be incurred as part of this restructuring program is $0.8 million. The Company will continue to implement its cost reduction program in the second half of 2003, which will include the closure of certain commercial offices and headcount reductions. This plan is expected to be completed by the end of the first quarter of 2004.

Interest Expense and Interest and Other Income

Interest Expense decreased from $0.08 million in the first half of 2002 to $0.04 million in the first half of 2003 as a result of the settlement of all of our long-term debt in the second quarter of 2003. Interest and Other Income increased to $1.7 million for the six months ended June 29, 2003 compared to $0.8 million in the six months ended June 30, 2002. The increase was due to increases in foreign exchange gains of $1.1 million along with a $0.1 million gain arising on the early settlement of our long-term debt. The increase in interest and other income was tempered by lower interest rates on lower cash deposits during the six months ended June 29, 2003. The foreign exchange gains arose primarily because of the strengthening of the British Pound against the US Dollar.

Income Taxes

We did not have a material Income Tax charge in either the six months ended June 29, 2003 or the six months ended June 30, 2002.

Net Loss

Our Net Loss decreased to $16.0 million in the six months ended June 29, 2003 compared to a loss of $18.5 million for the six months ended June 30, 2002. The loss decreased primarily due to a decrease in gross loss of $1.2 million, an increase in net interest and other income of $1.0 million and a reduction in bad debt expense of $1.5 million, which were partly offset by increases in research and development and general and administrative expenses of $0.7 million and $0.3 million, respectively.

Other Comprehensive Gain/(Loss)

Other Comprehensive Loss, which is not included in the income statement, for the six months ended June 29, 2003 was $0.7 million compared to a gain of $0.9 million for the six months ended June 30, 2002. The Other Comprehensive gains and losses related to the change in fair value of our forward foreign exchange contracts on retranslation. These forward exchange contracts are used to hedge our UK expenses through to June 2004.

Liquidity and Capital Resources

Between inception and July 2000, we financed our operations primarily through private sales of convertible preferred stock, which totaled $117.3 million (net of transaction expenses). On July 25, 2000, we completed an initial public offering of common stock for approximately $86.0 million in cash (net of underwriting discounts, commission and other expenses).

As of June 29, 2003, we had cash and cash equivalents totaling $37.2 million, short term investments totaling $1.0 million and $1.6 million of restricted cash that is held as collateral for performance guarantees on customer contracts, real estate leases, and contributions from employees in respect of the Employee Share Purchase Plan. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments.

Until we are able to generate cash from operations, if ever, we intend to use our existing cash resources to finance our operations. We believe we have sufficient cash resources to finance our operations for at least the next twelve months.

For the six months ended June 29, 2003, we used $11.7 million of cash in operating activities compared with $10.7 million for the six months ended June 30, 2002. The cash used in operations was primarily as a result of the operating loss and changes in working capital.

The net cash provided from investing activities in the six months ending June 29, 2003 was $3.0 million and net cash provided from investing activities in the six months ending June 30, 2002 was $12.6 million. A decrease of $4.1 million and $13.1 million in short term investments in 2003 and 2002 respectively, were partially offset by capital equipment purchases.

Our financing cash outflow for the six months ended June 29, 2003 was $2.2 million compared with an outflow of $0.6 million for the six months ended June 30, 2002. The outflow arose from $0.4 million in purchases of treasury stock, $2.4 million long-term debt repayment and an increase of $0.5 million in restricted cash. Restricted cash increases when the Company issues a guarantee secured by cash collateral and decreases whenever such a guarantee is cancelled. The outflow in the second quarter of 2002 arose from the repayment of long-term debt, and a decrease of $0.5 million in restricted cash.

The Company has no material commitments other than obligations on operating leases and the forward exchange contracts mentioned below.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of June 29, 2003 and June 30, 2002 we had cash and cash equivalents, restricted cash and short-term investments of $39.8 million and $55.4 million, respectively. Of these amounts, $1.0 million in 2003 and $5.1 million in 2002 related to investments with purchase to maturity dates between 90 and 365 days. Substantially all of the remaining amounts consisted of highly liquid investments with purchase to maturity terms of less than 90 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from June 29, 2003 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

For the six months ended June 29, 2003, 96% of our sales were denominated in US dollars, 2% were denominated in Australian dollars, and 1.6% were denominated in euro. A very minor percentage of our sales were denominated in Renminbi and U.K. pounds sterling. Comparatively, for the six months ended June 30, 2002, 87.5% of our sales were denominated in US dollars, 5.6% were denominated in euro, and 6.9% were denominated in Australian dollars, Our total euro denominated sales for the six months ended June 29, 2003 were 0.2 million euro, which were recorded at an average exchange rate of $1US = 0.9374 euro. Our total Australian dollar denominated sales for the six months ended June 29, 2003 were AUS $0.5 million, which were recorded at an average exchange rate of $1US = AUS$1.7099. If the average exchange rates used had been higher or lower during the six month period ending June 29, 2003 by 10%, they would have decreased or increased the total Australian dollar -and euro-denominated sales value by $0.05 million. We expect the proportions of sales in euros and Australian dollars to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not take into account changes in sales volumes.

Since May 2000, we have from time to time entered into fair value currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than US dollars. We do not enter into any currency hedging activities for speculative purposes. The costs of these contracts are included under interest and other income in our financial statements. There were no hedges outstanding at June 29, 2003. We will continue to monitor our foreign currency exposures and may modify hedging strategies, as we deem prudent.

Our operating results are affected by moves in foreign currency exchange rates, particularly the rate between US dollars and UK pounds sterling and the rate between US dollars and Israeli shekels. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and Israeli shekels. During the six months ended June 29, 2003, we paid expenses in local currency of approximately 3.6 million pounds sterling, at an average rate of $1US = 0.6234 pounds sterling. During the six months ended June 29, 2003, we paid expenses in local currency of approximately 7.6 million Israeli shekels, at an average rate of $1US = 4.53 shekels. If the expenses in pounds sterling had not been hedged and the average exchange rates for UK pounds sterling and Israeli shekels had been higher or lower for the six month period ended June 29, 2003 by 10%, the total pounds sterling and Israeli shekel denominated operating expenses would have decreased or increased by $1.2 million. We expect the proportions of operating expenses paid in pounds sterling and Israeli shekels to fluctuate over time. To hedge our pound sterling foreign currency risk, we had outstanding forward exchange contracts at December 31, 2002, to purchase 13.5 million pounds sterling at an average exchange rate of $1US = 0.6694 pounds sterling in 12 variable amounts up to December 2003. On May 14, 2003, we entered into new forward contracts to purchase an additional 4.5 million pounds sterling in six amounts from January 2004 to June 2004, at an average exchange rate of $1US = 0.6326 pounds sterling. At June 29, 2003 there were 12 outstanding payments, in variable amounts to June 30, 2004, totaling 10.5 million pounds at an average exchange rate of $1US = 0.6373 pounds.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

Item 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of Airspan’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Airspan’s disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(3) of the Securities Exchange Act of 1934, as amended) . Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

There have been no significant changes in Airspan’s internal controls over financial reporting that occurred during Airspan’s second fiscal quarter that has materially affected or is reasonably likely to materially affect, Airspan’s internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDING

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants Airspan, Eric D. Stonestrom (our President and Chief Executive Officer), Joseph J. Caffarelli (our former Senior Vice President and Chief Financial Officer), Matthew Desch (our Chairman) and Jonathan Paget (our Executive Vice President and Chief Operating Officer) together with certain underwriters of our July 2000 initial public offering. The complaints allege violations of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”) for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, Plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for our initial public offering was false and misleading and in violation of Section 10(b) and Section 11 of the Exchange Act and Rule 10b-5 promulgated thereunder because the Prospectus did not disclose these arrangements. The Plaintiffs also alleged that, pursuant to Section 15 of the Securities Act, Mr. Stonestrom, Mr. Caffarelli, Mr. Desch and Mr. Paget are jointly and severally liable for our alleged violation of Section 11 of the Securities Act. The actions seek damages, interest, reasonable attorneys’ and experts’ witness fees and other costs in an unspecified amount. The complaints against us have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002.

The action is being coordinated with approximately three hundred other nearly identical actions. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed Mr. Stonestrom, Mr. Caffarelli, Mr. Desch, and Mr. Paget from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the court dismissed the Section 10b-5 claim against us, but allowed the Section 11 claim to proceed. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between the Company and the plaintiff class. It is anticipated that any potential financial obligation of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the approval of the MOU by a sufficient number of the other approximately three hundred companies who are part of the consolidated case against the Company, the negotiation of a settlement agreement, and approval by the Court. We cannot opine as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

On February 28, 2003 we, our Chief Executive Officer and a former Chief Financial Officer, together with Credit Suisse First Boston (“CSFB”), the lead underwriter involved in our initial public offering, were named as defendants in a separate purported class action suit filed in the United States District Court for the Southern District of Florida. On June 19, 2003, Plaintiffs filed an Amended Complaint against the Company seeking damages in an unspecified amount but voluntarily dismissed the individual defendants. On July 21, 2003, the plaintiffs voluntarily dismissed the Company without prejudice.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

Item 2.    CHANGE IN SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 2003, at the Company’s Annual Meeting of Shareholders, the following proposals were considered by the shareholders; the results of such proposals are provided along side each proposal.

Proposal number 1: Election of directors

	For	Withheld
Eric D. Stonestrom	22,848,969	226,113
Matthew Desch	22,852,795	222,287
H. Berry Cash	22,943,709	131,373
Thomas S. Huseby	22,995,095	79,987
David A. Twyver	22,942,609	132,473
Michael T. Flynn	22,944,609	130,473
Guillermo Heredia	22,983,374	91,708

Proposal Number 2: Appointment of Ernst & Young LLP as Independent Auditors

FOR	AGAINST	ABSTAIN
22,961,800	72,082	41,200

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

3.1	Amended and Restated Articles of Incorporation of Airspan(1)
3.2	Amended and Restated Bylaws of Airspan(2)
4.1	Form of Airspan’s common stock certificate (3)
10.1	Contract for purchase order No. LP/0442/99 between Airspan Communications Ltd and Suntel Private Ltd. dated April 29, 1999 (3), (4)
10.2	Agreement to tender with eircom, plc (3), (4)
10.3	1998 Stock Option and Restricted Stock Plan (3)
10.4	2000 Employee Stock Purchase Plan (3)
10.5	Employment Agreement with Eric Stonestrom (3), (5)
10.6	Employment Agreement with Jonathan Paget (3), (5)
10.7	Subordinated Loan and Notes with Comdisco (3)
Intentionally omitted
10.9	Employment Agreement with Peter Aronstam (5), (6)
10.10	2001 Supplemental Stock Option Plan (6)
10.11	Reseller Agreement with VADO TELECOM Kommunikationstechnik-, Planungs-und Errichtungsgesellschaft m.b.H (4), (6)
10.12	Supply contract with Monarch Communications Limited (1), (4)
10.13	Supply contract with Monarch Communications Limited (7)
10.14	Purchase order between Airspan and Siemens Telecommunications (PTY) Ltd. (7)
10.15	Amendment to Employment Agreement with Peter Aronstam (5)(8)
10.16	Employment Agreement with Henrik Smith-Petersen (5)(8)
10.17	Employment Agreement with David Brant (5)(8)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acto of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*  Filed herewith

1	Incorporated by Reference to Airspan’s Form 10-Q for the three months ended September 30, 2001
2	Incorporated by Reference to Airspan’s Form 10-Q for the three months ended June 30, 2002, as filed with the Commission on August 13, 2002
3	Incorporated by Reference to Airspan’s Registration Statement on Form S-1 (333-34514) filed July 18, 2000
4	Confidential treatment granted for portions of this agreement
5	Management Agreement or Compensatory Plan or Arrangement
6	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2000
7	Confidential treatment requested for portions of this agreement
8	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2002

(b)    Reports on Form 8-K:

(1)    A Current Report on Form 8-K, dated April 30, 2003, was filed under Item 12 of Form 8-K relating to the Company’s first quarter financial results.

(2)    A Current Report on Form 8-K, dated July 29, 2003, was filed under Item 12 of Form 8-K relating to the Company’s second quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2003

AIRSPAN NETWORKS INC.

By:	/s/ PETER ARONSTAM
Peter Aronstam Senior Vice President and Chief Financial Officer