Form 10-Q
period 2003-09-28
AIRSPAN NETWORKS INC
filed 2003-11-12
CIK 1105542

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________.

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares outstanding of the registrant’s common stock as of November 9, 2003: 36,188,558

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AIRSPAN NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	December 31, 2002	September 28, 2003
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$48,167	$35,256
Restricted cash	2,146	1,380
Short term investments	5,074	—
Accounts receivable, less allowance for doubtful accounts of $4,531 at December 31, 2002 and $4,261 at September 28, 2003	14,328	12,030
Unbilled accounts receivable	152	97
Inventory	17,627	11,352
Prepaid expenses and other current assets	3,914	3,325

Total Current Assets	91,408	63,440
Property, plant and equipment, net	4,137	3,351
Goodwill	784	784
Intangible assets, net	626	496
Other non-current assets	906	941

Total Assets	$97,861	$69,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,759	$5,837
Accrued taxes	481	740
Deferred revenue	922	471
Other accrued expenses	8,099	7,083
Current portion of long-term debt	2,500	—

Total Current Liabilities	19,761	14,131

Stockholders’ Equity
Common stock, $0.0003 par value; 50,000,000 shares authorized at December 31, 2002 and September 28, 2003: 35,538,482 issued at December 31, 2002 and 36,176,789 issued at September 28, 2003	10	11
Note receivable – stockholder	(130)	(130)
Additional paid in capital	214,727	215,141
Treasury stock: 412,486 shares held at December 31, 2002 and 834,560 shares held at September 28, 2003	(405)	(797)
Accumulated other comprehensive income	1,562	1,101
Accumulated deficit	(137,664)	(160,445)

Total Stockholders’ Equity	78,100	54,881

Total Liabilities and Stockholders Equity	$97,861	$69,012

AIRSPAN NETWORKS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except for share and per share data)

	Quarter Ended		Year-to-date
	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003
	(unaudited)		(unaudited)
Revenue	$9,036	$6,293	$15,068	$21,628
Cost of revenue	(6,538)	(5,656)	(11,715)	(16,613)
Inventory provision	—	—	(2,001)	(4,398)

Gross Profit	2,498	637	1,352	617

Operating expenses:
Research and development	3,343	3,413	10,066	10,802
Sales and marketing	2,272	2,269	7,513	7,529
Bad debt provision	—	—	1,518	—
General and administrative	2,236	2,037	6,621	6,675
Amortization of intangibles	—	44	—	131
Restructuring charge	278	46	445	319

Total operating expenses	8,129	7,809	26,163	25,456

Loss from operations	(5,631)	(7,172)	(24,811)	(24,839)
Interest expense	(38)	—	(122)	(38)
Interest and other income	711	385	1,483	2,100

Loss before income taxes	(4,958)	(6,787)	(23,450)	(22,777)

Income tax charge	—	—	2	4

Net loss	$(4,958)	$(6,787)	$(23,452)	$(22,781)

Net loss per share–basic and diluted	$(0.14)	$(0.19)	$(0.67)	$(0.65)
Weighted average shares outstanding–basic and diluted	35,369,872	35,144,080	35,212,453	34,952,376

AIRSPAN NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year-to-date
	Sept. 29, 2002	Sept. 28, 2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,452)	$(22,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,460	2,179
Gain on settlement of long term debt	—	(125)
Loss on disposal of fixed assets	113	—
Change in operating assets and liabilities:
Decrease in receivables	6,439	2,298
(Increase)/Decrease in inventories	(1,390)	6,275
Decrease in other current assets	1,681	183
Decrease/(Increase) in accounts payable	669	(1,922)
Decrease/(Increase) in deferred revenue	917	(451)
Decrease in accrued expenses	(11)	(677)
Increase in other non current assets	—	(35)
Decrease in notes receivable	50	—

Net cash used in operating activities	(12,524)	(15,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(868)	(1,343)
Purchase of investment securities	(5,984)	—
Proceeds from the sale of investment securities	16,484	5,074

Net cash from investing activities	9,632	3,731

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	192	370
Payment of long-term debt, including capital lease obligations	(90)	(2,375)
Purchase of treasury stock	—	(392)
Exercise of stock options	22	45
Restricted cash movement	(204)	766

Net cash used by financing activities	(80)	(1,586)

Decrease in cash and cash equivalents	(2,972)	(12,911)
Cash and cash equivalents, beginning of period	53,620	48,167

Cash and cash equivalents, end of period	$50,648	$35,256

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$122	$26

BUSINESS

We are a global supplier of broadband Fixed Wireless Access (“FWA”) equipment that allows communications service providers (often referred to as “local exchange carriers,” or simply telephone companies), internet service providers (often referred to as “ISPs”) and other telecommunications users, such as enterprises, to cost effectively deliver high-speed data and voice services using radio frequencies rather than wires. We call this transmission method “Wireless Broadband”. The market for our systems is a subset of the fixed wireless access systems market, which is the fixed point-to-multipoint and fixed point to point market in radio frequencies below 6.0 GHz. Our systems are based on a Code Division Multiple Access, or CDMA, digital wireless technique, which provides wide area coverage, security and resistance to fading. Our systems can be deployed rapidly and cost effectively, providing an attractive alternative or complement to traditional copper wire, cable, or fiber-optic communications access networks. Our products also include software tools that optimize geographic coverage of our systems and provide ongoing network management. To facilitate the deployment and operation of our systems, we also offer network installation, training and support services. During 1996, we began shipping our products, which were among the first fixed point-to-multipoint wireless systems to be commercially deployed.

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

Our FWA systems (the “Airspan FWA Solutions”) have been installed by more than 190 network operators in more than 65 countries and are being tested by numerous other service providers.

We were originally organized in 1994 as a unit within DSC Communications Corporation, a telecommunications equipment manufacturer. DSC began developing fixed wireless access systems in 1992. In January 1998 we created a new corporation that purchased the Airspan unit from DSC for $25 million, $15 million of which was due in the form of debt payable over three years beginning February 1, 2001 and the balance through the issuance of 10 million shares of preferred stock. When Alcatel acquired DSC in 1998, we redeemed the preferred stock held by DSC for a cash payment of $10 million. In the first half of 2001, we extinguished the debt owed to DSC by a payment of $9.3 million, which gave rise to an extraordinary gain of $9.25 million. During February 1999 we moved to our own premises in Uxbridge, U.K. In September 2002 we relocated our corporate headquarters to Boca Raton, Florida. Our primary operations and product development centers are located in Uxbridge, U.K., and Lod, Israel. Our telephone number in Boca Raton is (561) 893-8670. Further contact details and the location of all Airspan’s worldwide offices may be found at www.airspan.com.

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

CONTINGENCIES

Guarantees

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial condition and did not result in any additional liabilities as of September 28, 2003 associated with guarantees covered by this interpretation.

Warranty

The Company provides a limited warranty for periods usually ranging from twelve to twenty-four months, to all purchasers of its new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and is amortized over the warranty period. Management believes that the amounts provided for are sufficient for all future warranty cost on equipment sold through September 28, 2003 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in the Company’s product warranty liabilities was as follows for the nine-month period ended September 28, 2003:

	Balance at Beginning of Period	Accrual for warranties issued during the period	Accruals related to pre-existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at End of Period
Nine months ended September 28, 2003
Product warranty liability	$600	$452	$(97)	$(391)	$564

Other guarantees

The Company had delivered to its landlords and customers bank guarantees aggregating to $2,146 at December 31, 2002 and had delivered to its landlords bank guarantees aggregating to $1,316 at September 28, 2003. The foregoing figures represent the maximum potential amount of future payments the Company could be required to make under these guarantees. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. These pledges have been classified as restricted cash. The Company has not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote.

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

The action is being coordinated with approximately three hundred other nearly identical actions. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed Mr. Stonestrom, Mr. Caffarelli, Mr. Desch, and Mr. Paget from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the court dismissed the Section 10b-5 claim against us, but allowed the Section 11 claim to proceed. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between the Company and the plaintiff class. It is anticipated that any potential financial obligation of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and approval by the Court. We cannot opine as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

STOCK COMPENSATION

At September 28, 2003, the Company had two stock option employee compensation plans and the 2000 Employee Stock Purchase Plan (“ESPP”). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No.25 Accounting for Stock issued to Employees, and related interpretations. In all periods shown the Company has valued stock-based employee compensation using the intrinsic value method. There was no stock-based compensation cost reflected in net income either 2002 or 2003. All options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock based employee compensation.

	Quarter Ended		Year-to-date
	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003
	(unaudited)		(unaudited)
Net loss, as reported	$(4,958)	$(6,787)	$(23,452)	$(22,781)

Add back: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	—	—	—	—
Deduct: Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied to all awards	(858)	(575)	(2,983)	(1,717)

Pro forma net loss	$(5,816)	$(7,362)	$(26,435)	$(24,498)

Net loss per share– basic and diluted	$(0.14)	$(0.19)	$(0.67)	$(0.65)

Pro forma loss per share– basic and diluted	$(0.16)	$(0.21)	$(0.75)	$(0.70)

INVENTORY

Inventory consists of the following:

	December 31, 2002	Sept. 28, 2003
		(unaudited)
Purchased parts and materials	$7,649	$4,058
Work in progress	1,351	1,393
Finished goods and consumables	8,627	5,901

	$17,627	$11,352

ACCRUED RESTRUCTURING CHARGES

In 2001, the Company implemented a restructuring program to reduce operating expenses and recorded a charge of $1,200 in relation to this program. Included in this charge were costs related to excess facilities and severance. A further $167 was recognized as restructuring in the income statement in the first quarter of 2002.

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

In the second quarter of 2003 a further restructuring program was initiated to lower operating expenses. The total cost expected to be incurred as part of this restructuring program is $763 and is set out in the table below:

	Total Expected to be Incurred	Incurred During the Quarter Ended Sept. 28, 2003	Cumulative Incurred up to Sept. 28, 2003
	(unaudited)	(unaudited)	(unaudited)
2003 restructuring program

One-time termination benefits	$323	$46	$319
Contract termination costs	100	—	—
Other associated costs	340	—	—

	$763	$46	$319

The costs incurred during the quarter ended September 28, 2003 related to termination costs for 5 employees. All of these employees had left the Company by September 28, 2003. The Company will continue to implement its cost reduction program in 2003. This will include the closure of certain commercial offices and further elimination of headcount. This plan is expected to be completed by the end of the first quarter of 2004.

The restructuring charges and their utilization are summarized as follows:

	Balance at Beginning of Period	Restructuring Charge	Utilized	Balance at End of Period
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Three months ended September 28, 2003
One-time termination benefits	$78	$46	$(125)	$—
Contract termination costs	695	—	(79)	616
Other associated costs	65	—	—	65

	$838	$46	$(204)	$681

Nine months ended September 28, 2003
One-time termination benefits	$79	$319	$(398)	$—
Contract termination costs	825	—	(209)	616
Other associated costs	150	—	(85)	65

	$1,054	$319	$(692)	$681

Year ended December 31, 2002
Facility related	$307	$1,142	$(474)	$975
Severance and other	234	278	(433)	79

	$541	$1,420	$(907)	$1,054

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

SEGMENTAL INFORMATION

As a developer and supplier of fixed wireless communications access systems and solutions, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. The majority of the Company’s revenue is generated from products manufactured in the United Kingdom and Israel, with additional revenue generated from sales of original equipment manufacturer’s (OEM) products.

An analysis of revenue by geographical market is given below:

	Quarter Ended		Year-to-date
	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003
	(unaudited)		(unaudited)
USA	$478	$312	$2,368	$1,016
Asia	430	2,291	1,694	9,560
Europe	527	1,056	1,428	2,457
Africa and the Middle East	7,291	1,537	9,058	6,082
Latin America and Caribbean	310	1,097	520	2,513

	$9,036	$6,293	$15,068	$21,628

COMPREHENSIVE LOSS

Total comprehensive loss was $5,013 for the quarter ended September 29, 2002 and $6,560 for the quarter ended September 28, 2003.

Components of Comprehensive Loss

	Quarter Ended		Year-to-date
	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003
	(unaudited)		(unaudited)
Net loss	$(4,958)	$(6,787)	$(23,452)	$(22,781)
Other Comprehensive Income / (Loss):
Movement in the fair value of cash flow hedges
– unrealized gain on foreign currency cash flow hedges	316	494	1,295	895
– reclassification of adjustment for gains realized in net income	(371)	(267)	(440)	(1,356)

Comprehensive loss	$(5,013)	$(6,560)	$(22,597)	$(23,242)

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase. Shares associated with stock options and warrants are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

	Quarter Ended		Year-to-date
	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003
	(unaudited)		(unaudited)
Numerator:
Net loss per share	$(4,958)	$(6,787)	$(23,452)	$(22,781)

Denominator:
Weighted average common shares outstanding	35,369,872	35,144,080	35,219,012	34,952,376
Less weighted average shares of restricted stock	—	—	(6,559)	—

Denominator for basic and diluted calculations	35,369,872	35,144,080	35,212,453	34,952,376

Net loss per share– basic and diluted	$(0.14)	$(0.19)	$(0.67)	$(0.65)

In 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“ESPP”), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. On August 1, 2003 the Company issued 531,164 shares at $0.697 per share to employees participating in the ESPP. As of September 28, 2003, there were 37,331 shares of common stock reserved for issuance under the ESPP.

During the nine months ended September 28, 2003 107,144 options were exercised from the 1998 stock option plan at an average exercise price of $0.42.

SUBSEQUENT EVENT

On November 5, 2003 the Company announced that it has signed a term sheet with Nortel Networks to acquire Nortel Networks Fixed Wireless Access business. Final closing will be subject to negotiation and signing of definitive agreements, and other standard closing conditions (including consultation with affected employees in the United Kingdom). The parties expect to close the transaction before the end of 2003.

In accordance with the term sheet, the purchase price of approximately $12.9 million will be paid in cash at closing. In addition, under the Term Sheet, Nortel Networks will transfer to the Company customer prepaid deposits (which at closing are expected to exceed $11 million), and the Company will assume the obligation to supply these prepaid orders. The Company expects the transaction to have a positive earnings and cash impact, and to add substantially to the Company’s revenues going forward.

When the transaction is closed, the Company will acquire Nortel Networks existing assets associated with the manufacture, development and support of the fixed wireless product line sold by Nortel Networks under the “Proximity”™ trade name, including certain intellectual property rights. Nortel Networks employees directly employed in the Proximity business will transfer to the Company at the closing of the transaction. In addition, the Company will also assume Nortel Networks current manufacturing obligations for the assembly and final testing of Proximity products.

There can be no assurance that the acquisition of the Nortel Networks fixed wireless access business will be consummated or consummated on the general terms described in this report. The Company is still in the process of negotiating various material terms of the definitive agreements, including, among others, the scope of the representations and warranties being provided with respect to the intellectual property rights being sold, certain transition services and a manufacturing contract with an unrelated third party.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO. EXCEPT FOR HISTORICAL MATTERS CONTAINED HEREIN, STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING AND ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “TO”, “PLAN”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTEND”, “COULD”, “WOULD”, “ESTIMATE”, OR “CONTINUE” OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS AND OTHERS ARE CAUTIONED THAT A VARIETY OF FACTORS, INCLUDING CERTAIN RISKS, MAY AFFECT OUR BUSINESS AND CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. THESE RISK FACTORS INCLUDE, WITHOUT LIMITATION, (I) A SLOWDOWN OF EXPENDITURES BY COMMUNICATION SERVICE PROVIDERS; (II) INCREASED COMPETITION FROM ALTERNATIVE COMMUNICATION SYSTEMS; (III) THE FAILURE OF OUR EXISTING OR PROSPECTIVE CUSTOMERS TO PURCHASE PRODUCTS AS PROJECTED; (IV) OUR INABILITY TO SUCCESSFULLY IMPLEMENT COST REDUCTION OR CONTAINMENT PROGRAMS; (V) A LOSS OF ANY OF OUR KEY CUSTOMERS; (VI) OUR ABILITY TO RETAIN THE LARGEST EXISTING CUSTOMER OF NORTEL NETWORK’S FIXED WIRELESS BUSINESS; AND (VII) OUR ABILITY TO CONTINUE TO SELL THE EXISTING INVENTORY OF NORTEL NETWORK’S FIXED WIRELESS BUSINESS ON PURCHASE TERMS AND CONDITIONS COMPARABLE TO THOSE CURRENTLY UTILIZED. THE COMPANY IS ALSO SUBJECT TO THE RISKS AND UNCERTAINTIES DESCRIBED IN ITS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002.

COMPARISON OF THE QUARTER ENDED SEPTEMBER 28, 2003 TO THE QUARTER ENDED SEPTEMBER 29, 2002

Revenue

Revenue totaled $6.3 million for the quarter ended September 28, 2003 representing a 30% decrease from the $9.0 million reported for the comparable 2002 quarter. During the quarter, shipments were made to 68 customers. Geographically, 37% of our revenues were derived from Asia-based customers, 24% from Africa and the Middle East customers, 17% from Europe, 17% from Latin America and the Caribbean, and 5% from the USA.

Cost of Revenue

Cost of revenue decreased 13% to $5.7 million in the quarter ended September 28, 2003 from $6.5 million in the quarter ended September 29, 2002 as a result of the decrease in revenue. The gross profit for the third quarter of 2003 and 2002 was $0.6 million (10% of Revenue) and $2.5 million (28% of Revenue), respectively. The decrease in gross margin arose for three reasons. First, as revenue decreased the proportion of period costs increased. Second, we reached a stage in some of our larger contracts where the current phase of the infrastructure build-out has been completed and we are now selling a higher percentage of subscriber premise equipment that typically has a lower margin. Third, we continued to sell off AS4000 equipment inventories at lower prices, to make way for our newer AS4020 products.

Research and Development Expenses

Research and development expenses increased 2% to $3.4 million in the quarter ended September 28, 2003 from $3.3 million in the quarter ended September 29, 2002. The increase arose from the purchase of the WipLL business in the fourth quarter of 2002, which was partially offset by expense reductions arising from our headcount and expense reduction programs.

Sales and Marketing Expenses

Sales and marketing expenses remained consistent at $2.3 million for both quarters ending September 28, 2003 and September 29, 2002.

Bad Debt Provision

In both the third quarters of 2003 and 2002 no provisions were made for bad debts.

General and Administrative Expenses

General and administrative expenses decreased 9% to $2.0 million in the quarter ended September 28, 2003 from $2.2 million in the quarter ended September 29, 2002. The decrease is attributable to cost savings achieved from reduced headcount levels and facility costs which were partially offset by the additional expense incurred from the purchase of the WipLL business in the fourth quarter of 2002.

Amortization of Intangibles

There was a $0.04 million and a nil expense for the amortization of intangibles during the third quarter of 2003 and 2002, respectively. The amortization expense relates to intangibles acquired as part of the WipLL purchase in the fourth quarter of 2002. These intangibles will be fully amortized by the end of 2006.

Restructuring Provision

During 2003 the Company implemented a restructuring program to further reduce operating expenses and recorded a charge of $0.3 million in relation to this program. The total cost expected to be incurred as part of this restructuring program is $0.8 million. The Company will continue to implement its cost reduction throughout 2003. This will include the closure of certain commercial offices and headcount reductions. This plan is expected to be completed by the end of the first quarter of 2004. The costs incurred during the quarter ended September 28, 2003 of $46 thousand related to termination costs associated with employees.

In the quarter ended September 29, 2002 $0.3 million of costs were incurred under the restructuring program, related primarily to severance costs.

Interest Expense and Interest and Other Income

Interest expense decreased to nil in the third quarter of 2003 from $0.04 million in the third quarter of 2002 as a result of the settlement of all of our long-term debt in the second quarter of 2003. Interest and other income decreased to $0.4 million for the quarter ended September 28, 2003 compared to $0.7 million in the quarter ended September 29, 2002. The decrease was due to lower foreign exchange gains in 2003 ($0.3 million) than in the comparable period of 2002 ($0.5 million). The decrease in interest and other income was also attributable to lower interest rates on lower cash deposits during the quarter ended September 28, 2003. The foreign exchange gains in 2003 and 2002 arose primarily because of the strengthening of the British Pound against the US Dollar.

Income Taxes

We did not have a material income tax charge in either the third quarter of 2003 or 2002.

Net Loss

Our net loss of $6.8 million in the quarter ended September 28, 2003 compares to a loss of $5.0 million in the quarter ended September 29, 2002, this represents an increase of 37%. The decrease in the gross profit of $1.9 million and the decreased interest and other income of $0.3 million were partially offset by lower operating expenses of $0.3 million.

Other Comprehensive Income/(Loss )

Other comprehensive income for the quarter ended September 28, 2003 arose from the change in fair value of our forward foreign exchange contracts on retranslation of $0.5 million and the reclassification of losses realized in net income of $0.3 million. These forward exchange contracts are used to hedge our UK expenses through to December 2004. Other comprehensive loss for the quarter ended September 29, 2002 was $55 thousand.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 28, 2003 TO THE NINE MONTHS ENDED

SEPTEMBER 29, 2002

Revenue

Revenue totaled $21.6 million for the nine months ended September 28, 2003 representing a 44% increase from the $15.1 million reported for the comparable nine months of 2002. During the first nine months of 2003, shipments were made to 96 customers. Geographically, 44% of our revenues were derived from Asia-based customers, 28% from Africa and the Middle East, 12% from Latin America and the Caribbean, 11% from Europe and 5% from the USA.

Cost of Revenue

Cost of revenue increased 42% to $16.6 million in the nine months ended September 28, 2003 from $11.7 million in the nine months ended September 29, 2002 as a result of the increase in revenue. The gross profit for the first nine months of 2003 and 2002 was $0.6 million (3% of Revenue) and $1.4 million (9% of Revenue), respectively. Excluding the inventory provision, gross margin as a percentage of revenue increased to 23% in the first nine months of 2003 from 22% in the first nine months of 2002. Management believes gross profit before inventory provision is a better indicator of historical selling price pressure and manufacturing cost savings than Gross profit, which is partly a function of inventory provisions. The increased gross profit before inventory provisions arose from the reduced proportion of period costs as revenue increased, partially offset by a lower average selling price on our AS4000 products and change in product mix.

During the nine months ended September 28, 2003 we made an inventory provision of $4.4 million versus an inventory provision of $2.0 million with the comparable period of 2002. With the full introduction of our new AS4020 product offering during 2003, our estimates of the future demand for the AS4000 products at historic prices were reduced and, accordingly we recorded an inventory provision in 2003.

The following table reconciles the gross profit before inventory provisions to the gross profit.

	Year-to-date
	September 29, 2002	Gross Margin	September 28, 2003	Gross Margin
	(unaudited)		(unaudited)
Revenue	$15,068	100%	$21,628	100%
Cost of revenue	(11,715)	78%	(16,613)	77%

Gross profit before inventory provisions	3,353	22%	5,015	23%

Inventory provision	(2,001)	13%	(4,398)	20%

Gross profit	1,352	9%	617	3%

Research and Development Expenses

Research and development expenses increased 7% to $10.8 million in the nine months ended September 28, 2003 from $10.0 million in the nine months ended September 29, 2002. The increase arose from the purchase of the WipLL business in the fourth quarter of 2002, which was partially offset by our headcount and expense reduction programs.

Sales and Marketing Expenses

Sales and marketing expenses were materially unchanged between the first nine months of 2002 and 2003. Increases in sales commissions as a result of increased revenue in 2003 were offset by headcount and expense reduction programs and reduced trade show activities.

Bad Debt Provision

In the first nine months of 2003 no bad debt provisions were made. In the comparable nine months of 2002 we wrote down receivables by $1.5 million to reflect our concerns about the financial position of certain customers, particularly in Asia.

General and Administrative Expenses

General and administrative expenses increased 1% to $6.7 million. The cost increase can be attributed to the purchase of the WipLL business which was partially offset by cost savings achieved from reduced headcount levels and lower facility costs.

Amortization of Intangibles

There was a $0.01 million and a nil expense for the amortization of intangibles during the first nine months of 2003 and 2002, respectively. The amortization expense relates to intangibles acquired as part of the WipLL purchase in the second half of 2002. These intangibles will be fully amortized by the end of 2006.

Restructuring Provision

During the nine months ended September 29, 2002, $0.4 million was recognized as restructuring charges related to headcount reduction and facility closure costs. During the first nine months of 2003 the Company implemented another restructuring program to further reduce operating expenses and recorded a charge of $0.3 million in relation to this program. The total cost expected to be incurred as part of this restructuring program is $0.8 million. The Company will continue to implement its cost reduction program throughout 2003. This will include the closure of certain commercial offices and headcount reductions. This program is expected to be completed by the end of the first quarter of 2004.

Interest Expense and Interest and Other Income

Interest expense decreased to $0.04 million for the first nine months of 2003 from $0.1 million for the first nine months of 2002 as a result of the settlement of all of our long-term debt in the second quarter of 2003. Interest and other income increased to $2.1 million for the nine months ended September 28, 2003 compared to $1.5 million in the nine months ended September 29, 2002. The increase was due to increases in foreign exchange gains of $1.1 million and a $0.1 million gain generated by the early settlement of our long-term debt. These gains were tempered by lower interest rates on lower cash deposits during the nine months ended September 28, 2003 compared to the corresponding 2002 period. The foreign exchange gains arose primarily because of the strengthening of the British Pound against the US Dollar.

Income Taxes

We did not have a material income tax charge in either the nine months ended September 28, 2003 or the nine months ended September 29, 2002.

Net Loss

Our net loss decreased to $22.8 million in the nine months ended September 28, 2003 compared to a loss of $23.5 million for the nine months ended September 29, 2002. The loss decreased primarily due to an increase in net interest and other income of $0.6 million and a reduction in bad debt expense of $1.5 million These were partly offset by an increase in research and development expense of $0.8 million and a decrease in gross profit of $0.7 million.

Other Comprehensive Gain/(Loss)

Other comprehensive loss for the nine months ended September 28, 2003 was $0.5 million compared to a gain of $0.9 million for the nine months ended September 29, 2002. The other comprehensive income and losses related to the change in fair value of our forward foreign exchange contracts on retranslation. These forward exchange contracts are used to hedge our UK expenses through to December 2004.

Liquidity and Capital Resources

Between inception and July 2000, we financed our operations primarily through private sales of convertible preferred stock, which totaled $117.3 million (net of transaction expenses). On July 25, 2000, we completed an initial public offering of common stock for approximately $86.0 million in cash (net of underwriting discounts, commission and other expenses).

As of September 28, 2003, we had cash and cash equivalents totaling $35.3 million and $1.4 million of restricted cash that is held as collateral for landlords and contributions from employees in respect of the Employee Share Purchase Plan. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments.

Until we are able to generate cash from operations, if ever, we intend to use our existing cash resources to finance our operations and business combinations. We believe we have sufficient cash resources to finance our operations for at least the next twelve months.

For the nine months ended September 28, 2003, we used $15.1 million of cash in operating activities compared with $12.5 million for the nine months ended September 29, 2002. The cash used in operations was primarily as a result of the operating loss and changes in working capital.

The net cash provided from investing activities in the nine months ending September 28, 2003 was $3.7 million and in the nine months ending September 29, 2002 was $9.6 million. Proceeds from the sale of $5.0 million in short term investments in 2003 were partially offset by capital equipment purchases.

Our financing cash outflow for the nine months ended September 28, 2003 was $1.6 million compared with an outflow of $0.1 million for the nine months ended September 29, 2002. The outflow arose from the $0.4 million purchase of treasury stock and the $2.4 million long-term debt repayment. This was partially offset by a decrease of $0.8 million in restricted cash and the issuance of $0.4 million of common stock via our 2000 Employee Stock Purchase Plan (ESPP). Restricted cash increases when the Company issues a guarantee secured by cash collateral or additional contributions are collected from employees under the ESPP and decreases whenever such a guarantee is cancelled or shares are actually purchased under the ESPP.

The Company has no material commitments other than obligations on operating leases and the forward exchange contracts mentioned below.

As indicated above in the “Subsequent Event” note, the Company has entered into a letter of intent with Nortel Networks to acquire Nortel Network’s fixed wireless access business.

The Company has explored and may in the future explore and pursue other perceived opportunities to acquire fixed wireless access businesses. The Company may seek to acquire such businesses thru a variety of different legal structures and may utilize cash, common stock, preferred stock, other securities or some combination thereof to finance the acquisition. In connection with such activities, the Company is subject to a variety of risks, a number of which are described further in the Company’s Form 10-K for the fiscal year ended December 30, 2002. There can be no assurances that the Company’s efforts to acquire Nortel’s Networks fixed wireless access business or other businesses will be successful.

The Company has considered and may in the future seek to raise additional equity or debt capital to assist it to finance the acquisition and/or on-going operations of any business that the Company acquires. Among other securities, the Company may seek to sell additional shares of common stock, shares of a newly designated class of preferred stock or debt securities. The Company has not, as of the date of this report, entered into any definitive financing arrangements and anticipates that the terms of such financing, if secured, will be determined at some future date. There can be no assurances that the Company will be able to secure equity or debt capital in amounts and on terms acceptable to the Company. Although the Company will seek to secure financing on terms and conditions favorable to the Company and its existing shareholders, the Company may seek to raise capital by issuing securities, which, under certain circumstances, enjoy certain preferences and/or priorities relative to the common stock.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of September 28, 2003 and September 29, 2002 we had cash and cash equivalents, restricted cash and short-term investments of $36.6 million and $58.2 million, respectively. Of these amounts, nil in 2003 and $6.1 million in 2002 related to investments with purchase to maturity dates between 90 and 365 days. Substantially all of the remaining amounts consisted of highly liquid investments with purchase to maturity terms of less than 90 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from September 28, 2003 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

For the nine months ended September 28, 2003, 93% of our sales were denominated in US dollars, 4% were denominated in euro, 2% were denominated in renmimbi, and 1% were denominated in Australian dollars. Comparatively, for the nine months ended September 29, 2002, 98.4% of our sales were denominated in US dollars, 1.0% were denominated in Australian dollars, and 0.6% were denominated in euro. Our total euro denominated sales for the nine months ended September 28, 2003 were $0.9 million, which were recorded at an average exchange rate of $1US = 0.9060 euro. Our total Renmimbi denominated sales for the nine months ended September 28, 2003 were $0.4 million, which were recorded at an average exchange rate of $ 1US = RMB 8.28. Our total Australian dollar denominated sales for the nine months ended September 28, 2003 were $0.3 million, which were recorded at an average exchange rate of $1US = AUS$1.6098. If the average exchange rates used had been higher or lower during the nine month period ending September 28, 2003 by 10%, they would have decreased or increased the total Australian dollar, renmimbi and euro-denominated sales value by $0.15 million. We expect the proportions of sales in euro, renminbi and Australian dollars to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not take into account changes in sales volumes.

Since May 2000, we have from time to time entered into fair value currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than US dollars. We do not enter into any currency hedging activities for speculative purposes. The costs of these contracts are included under interest and other income in our financial statements. There were no hedges outstanding at September 28, 2003. We will continue to monitor our foreign currency exposures and may modify hedging strategies, as we deem prudent.

Our operating results are affected by moves in foreign currency exchange rates, particularly the rate between US dollars and UK pounds sterling and the rate between US dollars and Israeli shekels. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and Israeli shekels. During the nine months ended September 28, 2003, we paid expenses in local currency of approximately 9.7 million pounds sterling, at an average rate of $1US = 0.6217 pounds sterling. During the nine months ended September 28, 2003, we paid expenses in local currency of approximately 27.3 million Israeli shekels, at an average rate of $1US = 4.75 shekels. If the expenses in pounds sterling had not been hedged and the average exchange rates for UK pounds sterling and Israeli shekels had been higher or lower for the nine month period ended September 28, 2003 by 10%, the total pounds sterling and Israeli shekel denominated operating expenses would have decreased or increased by $1.0 million and $0.4 million respectively.

We expect the proportions of operating expenses paid in pounds sterling and Israeli shekels to fluctuate over time. To hedge our pound sterling foreign currency risk, we had outstanding forward exchange contracts at September 28, 2003, to purchase 11.1 million pounds sterling at an average exchange rate of $1US = 0.6413 pounds sterling in 15 variable amounts up to December 2004.

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

There have been no significant changes in Airspan’s internal controls over financial reporting that occurred during Airspan’s third fiscal quarter that has materially affected or is reasonably likely to materially affect, Airspan’s internal control over financial reporting.

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

The action is being coordinated with approximately three hundred other nearly identical actions. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed Mr. Stonestrom, Mr. Caffarelli, Mr. Desch, and Mr. Paget from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the court dismissed the Section 10b-5 claim against us, but allowed the Section 11 claim to proceed. The Company has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between the Company and the plaintiff class. It is anticipated that any potential financial obligation of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and approval by the Court. We cannot opine as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

Item 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation of Airspan (1)
3.2	Amended and Restated Bylaws of Airspan (2)
4.1	Form of Airspan’s common stock certificate (3)
10.1	Contract for purchase order No. LP/0442/99 between Airspan Communications Ltd and Suntel Private Ltd. dated April 29, 1999 (3), (4)
10.2	Agreement to tender with eircom, plc (3), (4)
10.3	1998 Stock Option and Restricted Stock Plan (3)
10.4	2000 Employee Stock Purchase Plan (3)
10.5	Employment Agreement with Eric Stonestrom (3), (5)
10.6	Employment Agreement with Jonathan Paget (3), (5)
10.7	Subordinated Loan and Notes with Comdisco (3)
Intentionally omitted
10.9	Employment Agreement with Peter Aronstam (5), (6)
10.10	2001 Supplemental Stock Option Plan (6)
10.11	Reseller Agreement with VADO TELECOM Kommunikationstechnik-, Planungs-und Errichtungsgesellschaft m.b.H (4), (6)
10.12	Supply contract with Monarch Communications Limited (1), (4)
10.13	Supply contract with Monarch Communications Limited (7)
10.14	Purchase order between Airspan and Siemens Telecommunications (PTY) Ltd. (7)
10.15	Amendment to Employment Agreement with Peter Aronstam (5)(8)
10.16	Employment Agreement with Henrik Smith-Petersen (5)(8)
10.17	Employment Agreement with David Brant (5)(8)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

1	Incorporated by Reference to Airspan’s Form 10-Q for the three months ended September 30, 2001
2	Incorporated by Reference to Airspan’s Form 10-Q for the three moths ended June 30, 2002, as filed with the Commission on August 13, 2002.
3	Incorporated by Reference to Airspan’s Registration Statement on Form S-1 (333-34514) filed July 18, 2000
4	Confidential treatment granted for portions of this agreement.
5	Management Agreement or Compensatory Plan or Arrangement
6	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2000
7	Confidential treatment requested for portions of this agreement
8	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2002

(b) Reports on Form 8-K:

(1) A Current Report on Form 8-K, dated July 29, 2003, was filed under Item 12 of Form 8-K relating to the Company’s second quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2003

AIRSPAN NETWORKS INC.

By:	/s/ PETER ARONSTAM

Peter Aronstam Senior Vice President and Chief Financial Officer