Form 10-K
period 2003-12-31
AIRSPAN NETWORKS INC
filed 2004-03-30
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31 , 2003

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________.

Commission file number 000-31031

AIRSPAN NETWORKS INC.

(Exact name of registrant as specified in its charter)

Washington	75-2743995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Yamato Road, suite 105 Boca Raton, FL (561) 893-8670	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 893-8670

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0003 par value

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 29, 2003: $43,634,296

Number of shares outstanding of the registrant’s class of common stock as of March 22, 2004: 36,933,245

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

AIRSPAN NETWORKS INC

FORM 10-K
For the Year Ended
December 31, 2003

TABLE OF CONTENTS

ITEM		Page No.
	PART I
1	Business	1
2	Properties	24
3	Legal Proceedings	24
4	Submission of Matters to a Vote of Security Holders	24

	PART II
5	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	25
6	Selected Financial Data	27
7	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	28
7A	Quantitative and Qualitative Disclosures about Market Risk	38
8	Financial Statements and Supplementary Data	40
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	40
9A	Controls and Procedures	40

	PART III
10	Directors and Executive Officers of the Registrant	41
11	Executive Compensation	41
12	Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters	41
13	Certain Relationships and Related Transactions	41
14	Principal Accounting Fees and Services	41

	PART IV
15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	42

SIGNATURES

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF THE SAFE HARBOR PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the discussion under the captions “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Form 10-K may include certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to anticipated future operations and financial performance, growth and acquisition opportunity and other similar forecasts and statements of expectation. These statements involve known and unknown risks and uncertainties, such as our plans, objectives, expectations and intentions, and other factors that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are listed under “Risk Factors” and elsewhere in this prospectus.

In some cases, you can identify forward-looking statements by terminology such as “expects”, “anticipates”, “intends”, “may”, “should”, “plans”, “believes”, “seeks”, “estimates” or other comparable terminology.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we do not guarantee future results, levels of activity, performance or achievements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. We disclaim any obligation to update or review any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise.

PART I

ITEM 1. BUSINESS

Business Overview

We are a global supplier of Broadband Wireless Access (“BWA”) equipment that allows communications service providers (often referred to as “local exchange carriers,” or simply telephone companies), internet service providers (often referred to as “ISPs”) and other telecommunications users, such as utilities and enterprises, to cost effectively deliver high-speed data and voice services using radio frequencies rather than wires. We call this transmission method “Wireless Broadband”. The primary market for our systems is a subset of the fixed wireless access systems market, which is the fixed point-to-multipoint market in radio frequencies below 6.0GHz. Each of our fixed wireless access systems utilizes digital wireless techniques, which provide wide area coverage, security and resistance to fading. Our systems can be deployed rapidly and cost effectively, providing an attractive alternative or complement to traditional copper wire, cable, or fiber-optic communications access networks. Our products also include software tools that optimize geographic coverage of our systems and provide ongoing network management. To facilitate the deployment and operation of our systems, we also offer network installation, training and support services. A more complete description of our various wireless access systems is provided below. Our BWA systems (the “Airspan BWA Solutions”) have been installed by more than 160 network operators in more than 60 countries and are being tested by numerous other service providers.

Our products were developed and sold originally to provide wireless voice connections between network operators and their end customers. Product enhancements introduced in 1998 enabled us to offer both voice and data connectivity over a single wireless link. We have continued to develop the capabilities and features of the original products, and today we sell them as the AS4000 and AS4020 products, in systems capable of delivering high-capacity broadband data with carrier-quality voice connections to operators globally.

In October 2002, we strengthened our position in the BWA equipment market with the acquisition of the WipLL (Wireless Internet Protocol in the Local Loop) business from Marconi pursuant to a stock purchase agreement, and renamed the business Airspan Networks (Israel) Limited (“Airspan Israel”). The products and services produced by Airspan Israel enable operators in licensed and unlicensed wireless bands to offer high-speed, low cost, wireless broadband connections for data and voice over IP. We acquired all of the issued and outstanding capital stock and debt of Marconi WipLL in exchange for $3 million of cash.

In October 2003, we released our AS4030 and AS3030 product range of Airspan branded high-end point-to-multipoint and point-to-point products suitable for operators wishing to deliver service offerings to medium and large businesses and multi-tenant dwellings that require considerable bandwidth for their end users. These products, based on 802.16 Orthogonal Frequency Division Multiplexing (“OFDM”) technology, can also be used for a wide range of backhaul applications.

On December 23, 2003, we completed an agreement with Nortel Networks to acquire the fixed wireless access business of Nortel Networks known as “Proximity” in accordance with the terms and conditions of a contemporaneously executed and delivered Purchase and Sale Agreement. The final purchase price of approximately $13.1 million was offset at closing against customer prepayments totaling approximately $14.9 million transferred to us as part of the transaction. We assumed the product supply obligations associated with the customer prepayments and certain other liabilities and obligations of Nortel Networks relating to the Proximity business. As part of the transaction, we acquired inventory relating to the Proximity business as well as existing assets associated with the manufacture, development and support of the Proximity product line. In addition, we agreed to hire Nortel Networks’ workforce directly employed in the Proximity business, which at closing totaled 26 persons who are located in Maidenhead, England and Sunrise, Florida. We also assumed Nortel Networks’ then current manufacturing obligations for the assembly and final testing of Proximity products. The acquired Proximity products and services provide carrier class circuit switched voice and data, based on a Time Division Multiple Access (“TDMA”) technology.

Our corporate headquarters are located in Boca Raton, Florida. Our primary operations, manufacturing and product development centers are located in Uxbridge, U.K., and Airport City, Israel. Our telephone number in Boca Raton is (561) 893-8670. Further contact details and the location of all Airspan’s worldwide offices may be found at www.airspan.com.

Industry Overview

The Global Need for Broadband Access

We believe there has been continued growth in the number of end users of broadband access equipment throughout the world for the last five years. Although the number of users increased overall over that period, it was not matched every year by a growth in purchases of BWA equipment by network operators. The high-growth in spending on telecommunications and broadband infrastructure in the late 1990s was followed by declines in such spending at the start of this decade, and it is only in the past twelve months that we believe we have seen evidence of renewed growth in spending on new broadband infrastructure. We anticipate that as the Internet continues to gain acceptance as a global communications tool, end-users worldwide will increasingly demand reliable broadband access in addition to traditional voice services.

We believe that much of the growth in the number of broadband end-users has been generated in developing countries with a historically limited supply and penetration of telecom services, including broadband access. Although mobile operators are often selected to satisfy the demand for basic telephony in low teledensity regions, we believe BWA systems are often selected in many areas to provide the broadband access solution.

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

Enterprises have found that it may be more cost effective or secure to use private BWA networks for their own corporate communications networks than to rely on public networks; and utilities have been able to create additional sources of revenue using BWA equipment linked to their existing transmission and access networks.

Many countries have existing networks that are unable to provide reliable data, voice and fax services while many others lack the network infrastructure to make basic telephone services broadly available. Both ILECs and CLECs in these markets need cost-effective, rapidly deployable alternatives to traditional copper based networks. Again, we believe that BWA solutions can provide these alternatives.

The Access Network

While the communications transport network and Internet backbone are capable of transporting data at extremely high speeds, data can only be delivered from those parts of the network through the access portion to the end user as fast as the end-user’s connection to the network will permit. Many traditional access connections that use copper wires are inadequate to address the rapidly expanding bandwidth requirements. To address these requirements a number of alternative solutions have emerged. We have identified below the solutions that are perceived to have, for a variety of technological and economic reasons, competed most directly with BWA solutions we offer.

•	Wired Digital Subscriber Line. Digital subscriber line (“DSL”) technology improves the data transmission rate of existing copper networks. DSL transmission rates and service availability, however, are limited in all networks and countries by both the quality of the available copper, which for many providers is a large percentage of their copper network and by the maximum transmission distance (5.5 kilometers from the subscriber to the service provider’s switching equipment) of wired DSL technology. In many instances, a substantial portion of an operator’s copper network is unsuitable for DSL transmission.

•	Cable Modems. Two-way cable modems using coaxial cable enable data services to be delivered over a network originally designed to provide television service to residential subscribers. Coaxial cable has greater transmission capacity than copper wires, but is often costly to upgrade for two-way data services. The data rate available to each subscriber on a cable link decreases as the number of subscribers using the link increases. Cable continued to be the dominant broadband delivery access method during 2003, but cable coverage, which is not available in many countries, limited the growth of this segment in 2003.

•	Broadband Fixed Wireless Access. Broadband, fixed wireless access systems enable high-speed access to data and telephone networks without requiring a cabled connection, such as copper wire or fiber, between the subscriber and the base station. A fixed wireless system can be more rapidly and cheaply deployed than wire or cable. To provide high quality service, it is necessary to plan the deployment of radio equipment to maximize coverage and availability, and the technology employed must resist fading. In addition, fixed wireless services work best in those regions where a suitable frequency band is available.

For a variety of technological and economic reasons, we do not believe fiber optic and satellite technologies have presented the most direct competitive challenge to the fixed wireless access systems offered by us.

Increased Availability of Licensed, Unlicensed (or License Exempt) Spectrum

Government competition policy and other political pressures to make broadband available in underserved areas has led to the creation of new licensed spectrum, especially in 3.5GHz, in many areas. During 2003, 3.5GHz spectrum was licensed for the first time in a number of countries, including Brazil and New Zealand with additional licenses given in China. Further, plans are underway for the allocation of additional spectrum at 3.5GHz in China. Additional spectrum for unlicensed applications was added in many areas during 2003. Most notably, additional parts of the 5GHz band have been made available to network operators for broadband wireless applications in most developed and developing countries via recommendation and agreements following the WRC (World Radio Conference) held in July 2003. The greater availability of license-exempt spectrum has been of particular benefit to smaller carriers and ISPs, where a significant market has developed around the deployment of broadband in rural communities using license-exempt wireless access systems. We believe the increased availability of licensed and unlicensed spectrum may increase the relative demand for BWA solutions by various small carriers and ISPs.

WiFi Networks and Nomadic Broadband Access

We believe that there has been a significant growth in the numbers of applications and service providers utilizing WiFi technology under the IEEE (“Institute of Electrical and Electronic Engineers”) 802.11 standards to provide wireless Broadband Access. With rapidly falling WiFi technology prices, large chip vendors have started to integrate WiFi capabilities into chip sets used in laptop computers, personal digital assistants and other WiFi-enabled products, giving their users Broadband Access in areas (“WiFi Hotspots”) where a service provider or end user has installed a WiFi transceiver and the WiFi transceiver is connected to a broadband access network. Under the 802.11 standards, WiFi-enabled products must be within approximately 200 meters of a WiFi transceiver to operate as designed. It is our hope that WiFi systems will generate a greater level of demand for our BWA equipment, which in turn will be used to provide the required connectivity between the WiFi transceiver and the backbone and transport networks. To facilitate this connectivity, we have incorporated a WiFi access point into a variant of our AS4000 subscriber terminals.

The Emergence of Standardized Broadband Wireless and the WiMAX Forum

During 2002 and 2003 we, and other similar companies, cooperated within the IEEE to develop a standard for Wireless Metropolitan Area Networks known as 802.16a. This standard, for the first time, fully supports all Broadband Wireless applications in the 2-11GHz frequency bands and provides a framework for the evolution of our products to higher performance and lower cost. We have also helped to re-launch the WiMAX Forum, an organization designed to ensure true interoperability between Broadband Wireless systems based on the 802.16 standard. We introduced our first 802.16a based product in the fourth quarter of 2003 to address high end applications such as cellular backhaul and high speed internet connections for corporate customers, schools and hospitals.

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

Lower frequency cordless and mobile cellular technologies have been widely deployed to deliver wireless voice services. Cellular technologies typically have a wider geographic range than our system. Systems with lower frequencies of operation are able to propagate further, while cordless and Wireless LAN technologies have a more limited geographic range than our system. The lower bandwidth of cordless and cellular technologies today makes them unsuitable for delivering advanced high-speed Internet access. The deployment of third generation mobile wireless systems in the future may, however, narrow the gap in data transmission rates between mobile technologies and our BWA systems. Wireless LANs have greater bandwidth than our system, but like cordless technologies, have been generally more expensive to deploy in large geographic areas because of their limited geographic range. Again, future developments of LAN products using the IEEE802.16 / WiMAX standard may narrow the gap in range in the future. Wireless LAN technologies are not optimized, however, for delivery of high-quality voice services.

Our systems are designed to provide a range of communications services in the 900MHz to 6.0GHz frequency bands, in both licensed and unlicensed spectrum allocations. The performance characteristics of these frequency bands make them ideal for broader market applications for service providers. These bands are less sensitive to line-of-sight obstructions and weather conditions than the millimeter wave technologies described above, even though they offer lower capacity for data transmission. The availability of our technology at attractive prices in these frequencies makes it easier for operators and ISPs to develop viable business cases for their services. We therefore believe that our products are often more suitable than mobile, cordless or Wireless LAN technologies for enabling network operators and ISPs to provide fixed, high-speed data and voice services using both licensed and unlicensed radio frequencies.

We believe our systems deliver these services reliably and cost effectively and provide the following benefits:

Data and Voice Services.    Our AS4000, Proximity and AS4020 Wireless DSL solutions provide network operators with combined and simultaneous optimized delivery of both high-speed packet data and wire-quality voice services. Our WipLL Solution gives network operators and ISPs a relatively low cost data and voice-over-Internet-Protocol (“VoIP”) solution. Our Airspan branded AS4030 solution provides high-speed data rates that can be used for cellular backhaul or, corporate or public sector high-speed Internet access. Collectively, we refer to these Solutions as the Airspan BWA Solutions. Our systems flexibly allocate the available bandwidth to the services required, thereby permitting the radio resources and spectrum to be used most efficiently. Our systems are designed as modular solutions to enable deployments to be expanded as our technologies and customers’ needs evolve. We provide a single subscriber unit that delivers the voice or data connection, or a combination of both, to a subscriber, thus eliminating a need for multiple access devices in customer premises.

Quality of Service and Reliability.    Our AS4000 and AS4020 solutions are based on DS-CDMA technology (defined below), which allows network operators to offer high-quality data and voice services with the same level of reliability that traditional telephone networks provide. Our field proven Proximity solution is based on a TDMA

(defined below) technology that also provides high quality data and voice services to network operators at levels of reliability that are better than many wireline based networks. Our WipLL Solution is based on FH-CDMA technology (defined below), which allows operators and ISPs to offer a high-quality data and voice services using the VoIP solution. The Airspan branded AS4030 product line is based on the 802.16a standard and uses 256 OFDM technology to provide excellent non line of sight characteristics. These solutions provide wide-area coverage, security and resistance to fading. In addition, our systems allow alternative service providers to bypass the incumbent’s network, enabling them to monitor on a real time basis an end-user’s network access connection. Our products are successfully deployed and operated in a wide range of demanding environments throughout the world.

Rapid, Cost-Effective Deployment.    Our fixed wireless solutions are generally less expensive to deploy than fiber or copper wire networks or other high-speed fixed wireless networks. Our systems’ wide area coverage requires fewer base stations, allowing faster deployment with lower initial capital outlays. A single AS4020 or Proximity base station covers up to 70 square miles in an urban setting and as much as 700 square miles in a rural setting. A single WipLL solution base station can cover up to 175 square miles. Network operators and ISPs can quickly begin generating new subscriber revenues due to the reduced time for up-front planning and the relative ease and speed of installation of our base stations. Our systems allow our customers to rapidly add new subscribers, who can be brought online in hours once the basic infrastructure is in place. Network operators and ISPs have the advantage of a lower up-front infrastructure cost, adding extra network equipment to increase capacity only when they have demand from their customers.

Flexibility and Expandability.    Our systems can be easily and quickly configured to meet specific customer requirements for capacity and frequency allocations. The modular design of our systems permits customization and expansion as customer requirements increase. The point-to-multipoint design of the Airspan BWA Solutions also facilitates expansion by permitting multiple subscribers to be connected to a single base station. In addition, multiple types of service, including data and voice, can be delivered over a single radio channel enabling network operators and ISPs to differentiate and customize their service offerings. Our products use technology that allocates bandwidth upon subscriber demand and allows a single Base Station to accommodate from 100 to 10,000 subscribers, depending upon the solution deployed.

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

Our Strategy

Our goal is to be the world’s leading provider of broadband wireless access systems to local exchange carriers, other network operators and enterprises seeking to use fixed broadband wireless access systems for their communications. Key elements of our strategy include the following:

Capitalize on existing deployments of our systems to attract new customers.    Our numerous installations with operators and enterprises worldwide serve both as proof that our technology concept works and as a reference point when we sell to others. We intend to continue to leverage our existing relationships with customers to attempt to become their primary provider of broadband fixed wireless access systems. We are particularly focused on expanding our existing customer relationships to our customers’ subsidiaries and affiliates worldwide.

Maintain our strong technology position.    We believe that we have established a strong technology position in the market for fixed wireless access solutions, and we seek to maintain this position by continuing to make substantial investments in research and development and by further acquisition. Our research and development efforts are particularly focused on increasing the speed and capacity of data transmission and operational coverage area, while reducing the cost of our infrastructure equipment. We are also focused on reducing the installation time and costs of our subscriber terminals. We are actively involved in the development of standards through our membership in or participation with leading standards organizations such as the IEEE’s 802.16a group, the WiMAX group and ETSI (European Telecommunications Standards Institute). We believe our leadership role in WiMAX may give us a significant lead in the development and sale of WiMAX-compliant products. We also expect to continue to seek to acquire new businesses, products and technologies to accelerate the development of our products and our time-to-market with new advanced products.

Target key growth market opportunities globally.    Our broadband wireless solutions find their strongest competitive advantage in areas where there is a growing demand for high-speed data or for combined high-speed data and voice services, and where cost considerations make traditional solutions impracticable. As a result, in a developed market like the United States, we focus on service providers that are targeting small and medium sized businesses, small office/home office users and high-end consumers as well as end users in suburban and rural areas. We believe our WipLL product is especially attractive to service providers in such markets. Additionally in the United States we have sold our AS4000 and AS4020 solutions to customers who have had a federally imposed requirement to use the PCS wireless spectrum they have acquired by auction or risk losing that spectrum. In the developing world, we believe our opportunities are generally much broader due to the general inadequacy of the existing communications infrastructure. In these markets, wireless solutions can be the basis for a new national telecommunications infrastructure.

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

Expand sales, marketing and customer support presence in key markets.    We are constantly in the process of seeking key areas of marketing opportunities. Accordingly, we often refocus our direct sales, marketing and customer support presence in key markets to drive additional deployments and increase awareness of our products among network operators. We intend to continue to hire sales and marketing personnel in new sales and customer-support offices in key strategic markets globally where we have perceived strong demand for our product. We also intend to continue to develop a network of resellers and distributors of the WipLL product line for the enterprise and ISP markets.

Expand the product range that we have to offer.    We are seeking to continue to expand our range of offered BWA solutions through both internal growth and/or acquisition.

Products

General

We supply BWA systems that connect residential and business customers to a communications or Internet service provider’s network, or that connect various subscriber terminals in an enterprise network.

Below is a diagram of our wireless systems that illustrates the relationship between subscriber terminal equipment, base station equipment and a communication service provider’s network.

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

Our products consist primarily of the following broadband access platforms operating in licensed and unlicensed frequencies between 900 MHz and 6.0GHz:

Broadband Access Platforms

•	AS4000 and AS4020 Solution. Our AS4000 and AS4020 Solution is a multi-service platform supporting carrier-class voice, IP data, leased line services and Integrated Services Digital Network (“ISDN”) solutions. The product range includes a wide variety of Subscriber Terminal (“ST”) types to deliver flexible combinations of voice and data services to end-users.

•	Proximity Solution. Our Proximity Solution is a low cost, multi-service platform supporting carrier-class voice, modem and packet data. The product range includes a variety of ST types to deliver combinations of voice and data services to end-users and base stations with variable capacities.

•	WipLL Solution. Our WipLL Solution is a low cost, high-performance IP data platform, supporting high-speed data, high-speed Internet access, VoIP services and multimedia services. The product range includes a variety of ST types, including an indoor model with built-in antenna, which does not require line of site to a base station receiver and which can be installed by the end user.

•	AS4030 Solution. Our Airspan branded AS4030 Solution is a high performance, high end product suitable for the transmission of data at speeds up to 36 Mbit/s and, accordingly, compatible for use with applications requiring E1 or T1 circuits. The solution has been designed to handle backhaul and high-speed Internet connections for corporate customers, schools and hospitals.

Network Management Systems

The AS4000, AS4020, AS4030, Proximity and WipLL product platforms are supported by network management systems (“NMS”) that perform configuration, alarm, test and performance management activities that help ensure that the services provided over a network are uninterrupted and of high quality. All of our NMS systems are flexible and can be expanded to suit a range of different networks. They permit network operators to remotely manage a geographically dispersed set of network elements. They also all feature intuitive graphical user interfaces, and allow remote software upgrades for all deployed equipment. Our NMS systems are marketed under the names AS8100 (Sitespan), AS8200 (Netspan), AS8300 (AirspanAccess) REM (Remote Element Manager) and WipManage.

Installation tools

Our installation tools are designed to assist our customers with installation or troubleshooting of customer premises equipment installations in an efficient and effective manner. Our installation tools include the following:

•	AS7020 (STMon) — a PC-based software application for AS4000 and AS4020 subscriber installations

•	AS7010 (STMeter) — a self-contained handheld tool for AS4000 and AS4020 subscriber installations

•	WipConfig — a PC or PDA-based software application for WipLL subscriber installations

•	Proximity RIS — a handheld tool for Proximity subscriber installations

Radio Planning

Our planning and configuration tool, the AS9000 (“AS9000”), is a sophisticated software solution that enables operators to plan and deploy our wireless systems. This product is based on third-party software customized for use with our systems. The main task of the planning tool is to find the optimal location and configuration for base station deployment. The system provides a powerful prediction engine that can generate coverage maps for multiple scenarios until the best-case scenario is found. From these data detailed predictions of service availability can be made allowing service providers to accurately target markets.

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

New Products and Enhancements

During 2003 we introduced a significant number of new products and product enhancements.

•	A number of additional frequency variants in the WipLL product line, including 900 MHz, 2.7-2.9GHz and 5.8GHz.

•	An enhancement to the AS4020 high-speed data and voice platform to provide increased link budget and higher capacity base stations.

•	Our Airspan branded AS4030 802.16a product aimed at Cell Site backhaul and high-end IP / E1 applications.

•	Our AS3010 and AS3030 point-to-point product range.

We are seeking to introduce further new products in 2004, including:

•	software upgrades to AS4020 and Proximity products

•	a higher performance, lower cost integrated Subscriber Terminal for the AS 4000 and AS4020 platforms

•	a 700MHz option for the WipLL product line

•	Our first 802.16d product, targeted at WiMAX interoperability, available in the 3.5GHz and 5.8GHz frequency bands

•	a Service Qualification Software package that allows pre-qualification of service availability to a subscriber, thereby eliminating the need for a site visit.

Technology

As of March 22, 2004, we had 96 people engaged in research and development. Our technologies have been under continuous development since 1993, deliver high performance, and are resilient in a very wide range of deployment conditions.

Frequency Choice

We recognized early that no single fixed wireless spectrum would be made available for access services around the world. Consequently, our solutions are designed to easily change radio frequency subsystems to match a customer’s specific spectrum allocation. We believe our wireless solutions provide our customers with the widest choice of radio subsystems in the industry within the 0.9 to 4.0GHz bands, encompassing both licensed and unlicensed bands. We are working to enhance our products so that we can claim in the future that our wireless solutions operate down to the 700MHz band.

Technology

Our AS4000 and AS4020 products are based on well-established Direct Sequence Code Division Multiple Access (“DS-CDMA”) technology that allows multiple users to simultaneously share a single radio channel while providing a high degree of security between channels and other users.

Our WipLL product line utilizes Frequency Hopping Code Division Multiple Access (“FH-CDMA”), which also provides a high level of immunity to interference and a robust performance.

Our Proximity product line employs a TDMA technology that provides a high link budget and robust reliability.

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

Intellectual Property

We have developed reliable CDMA-based systems employing our own enabling technology, which, as of March 22, 2004, has resulted in 43 separate U.S. patents granted (together with various foreign counterparts), with a further 10 pending U.S. applications, for the Airspan BWA Solutions. We do not license CDMA technology from or pay royalties to any other companies that have developed CDMA-based wireless technologies. To improve system performance and reduce costs, we have developed custom integrated circuits, which are the key elements of our wireless solutions.

In connection with our acquisition of the Proximity business from Nortel, Nortel assigned to us all of its rights, title and interest in the Proximity trademarks and service marks and certain of its copyrights used exclusively with the Proximity products. In addition, Nortel has granted us a non-exclusive, world-wide license to use its U.S. patents that relate to the Proximity products for the term of the patents. Nortel has also granted us a non-exclusive word-wide license to use certain of its copyrights, which were not assigned to us and its trade secrets relating to the Proximity Products. The copyright and trade secrets licenses are perpetual.

We market our AS4030 and AS3030 products under the Airspan trade name pursuant to a manufacturing and license agreement with a third party.

Extensive testing and integration facilities

The performance and coverage area of a BWA system is dependent on a number of factors including: the strength of the radio signal transmitted, the sensitivity of the radio receiving apparatus, the radio frequency used and the clutter (natural terrain features and man-made obstructions). The ability of an operator to use a BWA system is predominantly dependent on the environment in which the BWA system is deployed and base stations and customer premise equipment are installed. Our process of radio planning considers these important factors to maximize performance, coverage and availability.

We continue to operate live multi-cell test networks that provide always-on high-speed Internet access and voice services to a number of volunteer end-users. The AS4020 test network operates in and around the town of Stratford upon-Avon, U.K., and the WipLL network operates in the town of Lod, Israel. In addition to providing valuable long-term system reliability, availability and other performance data, these unique facilities permit us to empirically investigate radio transmission and reception and interference behavior for existing and emerging products.

Research and development expenditures

We incur Research and Development expenditures in an effort to reduce manufacturing costs, develop new products or product enhancements and to maintain the functionality of existing products as integrated components are required to be replaced. During the years ended December 31, 2003, 2002, and 2001, we spent $14.6 million, $13.7 million and $15.1 million, respectively, on research and development of our products. Of such amounts, $0.2 million, $0.0 million and $0.4 million, respectively, were attributed to amortization of intangibles. In 2004, we will also be required to incur Research and Development expenditures on the Proximity product line, to meet existing commitments to deliver product and software enhancements and to maintain the functionality of existing Proximity products.

Customers

We believe our existing and target customers are principally comprised of network operators that can be generally described as follows:

•	CLECs and ILECs that operate in areas of relatively low tele-density or in areas where the installation of copper lines or coaxial cables is cost prohibitive, or where their existing copper lines cannot effectively deliver broadband data connectivity;

•	mobile carriers that use their excess or under-utilized spectrum to offer broadband access services to their customers;

•	cable TV operators, who use BWA systems to extend the reach of their networks, and/or who offer telephone services in addition to their basic TV services;

•	ISPs that operate in areas where other carriers cannot offer broadband access services; and

•	enterprises that operate private, closed loop networks.

We began shipping our products in 1996. By the end of December 2003, we had shipped to over 160 customers in more than 60 countries. With the addition of the Proximity product line our customer base expanded and our customers now include large fixed wireless access carriers including Axtel S.A. de C.V., Mexico (“Axtel”). Axtel is the world’s largest fixed wireless operator not based on mobile technology.

We currently derive, and expect to continue to derive, a substantial percentage of our net sales from fewer than ten customers. In fiscal 2003, BCL, New Zealand, accounted for approximately 18% of our annual revenue and was the only customer that individually accounted for more than 10% of our annual revenue. Nonetheless, in fiscal 2003 61% of our revenue was derived from our top ten customers. Moreover, we anticipate that in fiscal 2004 one customer, Axtel, could account for greater than 50% of our projected annual revenue. Our business relationship with Axtel is summarized below.

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

On December 23, 2003, in connection with our acquisition of the Proximity business from Nortel Networks Limited, we assumed the product supply rights and obligations associated with certain Proximity customers, the largest of which is Axtel. In particular, Airspan has assumed rights and obligations under an agreement signed by Axtel in March 2003 to supply equipment and related services to Axtel, including product support and annual product software enhancements, until December 31, 2007. The agreement contains terms and conditions typical for supply agreements of this type, including the requirements for minimum annual non-cancelable orders to be placed by Axtel, for Axtel to make certain cash down-payments with orders it places under the agreement and for lead times for delivery of products, The Axtel Agreement provides Axtel a non-exclusive and perpetual license to use the Proximity software, subject to certain events of default. The Axel Agreement also provides a one-year, limited warranty with respect to Proximity hardware and no warranty with respect to Proximity software. The Axtel Agreement may be terminated by either party in the event of the other party’s failure to cure a breach of any term or condition of the agreement. If Axtel fails to make payments pursuant to the terms of the Axtel Agreement and we elect to terminate the Axtel Agreement, our warranty and warranty service obligations are cancelled. The Axtel Agreement also states that either party may terminate the agreement in the event the other party encounters various forms of financial difficulty, insolvency or bankruptcy.

Under a technical support agreement we have assumed with Axtel, we have agreed to provide technical assistance and support services related to the products used in Axtel’s network, including emergency recovery and remote technical assistance, as well as other services at agreed upon prices. The term of this agreement extends throughout the term of the Axtel Agreement, and it may be terminated by either party in the event of the other party’s failure to cure a breach of any term or condition of the agreement.

At the closing of the Proximity acquisition we also agreed to provide service, warranty and other support to customers of the Proximity business other than Axtel, at contractual rates and upon terms and conditions that existed between those customers and Nortel Networks at the time we closed the acquisition.

Sales, Marketing and Customer Service

We sell our systems and solutions through our direct sales force, independent agents, resellers and original equipment manufacturer (“OEM”) partners. Our direct sales force targets network operators, ISPs and enterprises in both developed and developing markets. Currently we have direct sales offices in the U.S., U.K., Australia, China, Czech Republic, Indonesia, New Zealand, the Philippines, Poland, Russia, South Africa and Sri Lanka. In markets where we do not have a direct sales presence, we also sell through independent agents and resellers who target network operators and other customers. In certain countries we also sell to OEMs who may sell our products under their names.

Our marketing efforts are focused on network operators and ISPs that provide voice and data or data-only communications services to their customers, and on enterprises. Through our marketing activities we provide technical and strategic sales support including in-depth product presentations, network design and analysis, bid preparation, contract negotiation and support, technical manuals, sales tools, pricing, marketing communications, marketing research, trademark administration and other support functions.

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

As of March 22, 2004, we had 60 employees dedicated to sales, marketing and customer service.

Manufacturing

We subcontract all of our manufacturing to subcontractors, who provide full service manufacturing solutions including systems integration and test procedures.

We currently outsource the manufacturing of our AS4000, AS4020 and Proximity products. AS4000 and AS4020 products are outsourced directly to a global contract manufacturer, Solectron Corporation (“Solectron”).

Under agreements signed with Nortel with respect to the Proximity product, Nortel has agreed to provide us with purchasing services with respect to subscriber terminal products at cost that includes a one-year product war-

ranty. These services will end on the earliest to occur of (i) the mutual agreement of the parties, (ii) December 31, 2004 or (iii) the other party’s failure to cure a breach of any term or condition of the agreement. In addition, Nortel may terminate the agreement if we sell substantially all of our assets, merge with or assign all or some of our rights under agreements with Nortel to a direct competitor of Nortel.

Pursuant to a manufacturing agreement, Nortel has agreed to assist us to, among other things, enter into new supply contracts with Solectron, transfer the production of the Proximity products to a location to be determined by us and assist us with supply and inventory management.

Solectron manufactures our AS4000 and AS4020 subscriber and base station products and Proximity base station products in Dunfermline, Scotland. Solectron Milpitas manufactures our Proximity base station boards and Solectron Guadalajara manufactures our Proximity subscriber terminals.

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

A third party based in Canada manufactures our Airspan branded AS4030 and AS3030 products pursuant to a three year contract which is cancelable upon twelve months notice.

Finished AS4000 and AS4020 products are stored prior to dispatch to end customers at Allport Freight Limited (Allport), a third-party logistics company based in Heston, UK. Finished WipLL products remain at CAM’s facilities prior to dispatch to end customers. Solectron provides storage for finished Proximity products that have not been sent to end customers. Most Proximity products are stored by and shipped directly from the contract manufacturer to our customers.

Some of the key components of our products are purchased from single vendors for which alternative sources are generally not readily available in the short to medium term. Further, some of our printed circuit boards have key components that, due to their complexity and uniqueness, are purchased from single vendors. If these vendors fail to supply us with components because they do not have them in stock when we need them, if they reduce or eliminate their manufacturing capacity for these components or if they enter into exclusive relationships with other parties which prevents them from selling to us, we could experience significant delays in shipping our products while we seek other sources. See “Risk Factors — Our dependence on key suppliers and contract manufacturers...”

Our operation and manufacturing strategies enable us to configure our products to meet a wide variety of customer requirements and facilitate technology transfer between our research and development group and our contract manufacturers. We are ISO 9001 certified.

Competition

We compete in a relatively new, rapidly evolving and highly competitive and fragmented market. We compete with companies that are producing fixed wireless access systems, satellite access systems, cable access systems, cellular mobile systems and other new entrants to the industry, as well as traditional communications companies.

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

Competitors vary in size and scope, in terms of products and services offered. With respect to the wireless solutions we offer to serve in licensed and unlicensed frequencies, we believe we compete directly with Alvarion and SR Telecom, and with a number of smaller start-up companies. We also believe we compete indirectly with a number of large telecommunication equipment suppliers such as Motorola and Harris. In addition, our technology competes with other high-speed solutions, such as wired DSL, cable modems and high-speed leased lines, and occasionally fiber optic cable and satellite technologies. The performance and coverage area of our wireless systems are dependent on some factors that are outside of our control, including features of the environment in which the systems are deployed such as the amount of clutter (natural terrain features and man-made obstructions) and the radio frequency available. Any inability to overcome these obstacles may make our technology less competitive in comparison with other technologies and make other technologies less expensive or more suitable. Our business may also compete in the future with products and services based on other wireless technologies and other technologies that have yet to be developed.

Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and financing of their products than we can. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves. See “Risk Factors — Competition from alternative communications systems...”

Employees

As of March 22, 2004, we had a total of 227 full-time employees, including contract personnel, of which 123 were based in the UK and 46 were based in Israel. Our employees are not presently represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers and Directors

The names, ages and positions of our executive officers and directors as of March 25, 2004 are listed below along with their business experience during the past five years.

Name	Age	Title
Matthew J. Desch	46	Chairman of the Board of Directors
Eric D. Stonestrom	42	President and Chief Executive Officer, Director
Jonathan Paget	57	Executive Vice President and Chief Operating Officer
Peter Aronstam	51	Senior Vice President and Chief Financial Officer
Henrik Smith-Petersen	40	President, Asia Pacific
David Brant	40	Vice President, Finance and Controller
H. Berry Cash	63	Director
Thomas S. Huseby	56	Director
David A. Twyver	57	Director
Guillermo Heredia	62	Director
Michael T. Flynn	55	Director

 Matthew J. Desch became Chairman of the Board of Directors of Airspan on July 1, 2000. Mr. Desch has been serving as the Chief Executive Officer of Telcordia Technologies, a wholly owned subsidiary of SAIC, Inc. since July 2002. Telcordia is a supplier of operations support systems and services for service providers around the world. Since January 2003, Mr. Desch has served as a member of the Compensation Committee and a member of the Board of Directors of Flarion, Inc. Flarion is a privately held company that manufactures mobile, wireless broadband access equipment. From 1987 through May 2000, Mr. Desch served in a variety of management positions with Nortel Networks, a global supplier of networking solutions and services that support voice, data, and video transmission over wireless and wireline technologies. From 1996 through May 2000, he served as Executive Vice President and President of Nortel’s Wireless Networks division, responsible for Nortel’s global wireless infrastructure business. Mr. Desch also serves on the Board of Directors of SAIC, Inc., a private corporation which provides systems integration, engineering, and R&D services to the U.S. government. Mr. Desch also has a B.S. from Ohio State University, and an M.B.A. from the University of Chicago.

Eric D. Stonestrom joined Airspan at its inception in January 1998 as Executive Vice President and Chief Operating Officer. In May 1998, he was named President and Chief Executive Officer as well as a member of the Board of Directors. From 1995 to January 1998, Mr. Stonestrom was employed by DSC Communications Corporation as a Vice President of operating divisions, including the Airspan product line. From 1984 until 1995, Mr. Stonestrom worked at Bell Laboratories and AT&T in a variety of positions. He received B.S., M.S. and M. Eng. degrees in 1982, 1983 and 1984, respectively, from the College of Engineering at the University of California at Berkeley.

Jonathan Paget joined Airspan in April 1999 as Vice President, Product Operations. In June 2000, Mr. Paget was named Executive Vice President and Chief Operating Officer. Prior to joining Airspan, from 1997 to October 1998, he served as Group Chief Executive of Telspec Plc, a company specializing in the development, manufacture and sale of advanced wireline telecommunications equipment. From 1992 to 1996, he served as vice president and general manager of the European Radio Networks Solutions Group of Motorola, a provider of trunked radio systems. He holds a Masters Degree in Engineering Science from Cambridge University.

Peter Aronstam joined Airspan in March 2001 as Senior Vice President and Chief Financial Officer. From 1983 to 2001, Mr. Aronstam served in a variety of positions at Nortel Networks Limited, the lastas Vice President, Customer Financing of Nortel’s Caribbean and Latin America region. From 1978 to 1980, he worked at Bank of Montreal in its international banking division, and from 1981 to 1983 at Bank of America in its Canadian corporate banking group. He received B.Com., LLB and PhD. degrees in 1971, 1973 and 1978, respectively, from the University of the Witwatersrand in Johannesburg, South Africa.

Henrik Smith-Petersen joined Airspan in February 1998 as Senior Director in Sales. He became Regional Vice President for Asia Pacific and later President, Asia Pacific in February 2001. Prior to joining Airspan, he was with DSC Communications Corporation, a United States based telecommunications company, from July 1997,as Director of Business Development. Within DSC he gained extensive experience developing new business and partnerships worldwide in the wireless telecommunication market. Before joining DSC, he worked for four years for AT&T’s Network Systems Group in Italy, where he developed AT&T’s operation systems business and later became Key Account Manager for Italtel, AT&T’s local partner in Milan, developing the Telecom Italia business. He received his B.Sc. in Business Economics degree from Copenhagen School of Economics in Denmark in 1990, and a M.B.A. from SDA BOCCONI University in Milan in 1992.

David Brant joined Airspan at its inception in January 1998 as Finance Director and in July 2000 was named Vice President, Finance and Controller. From 1990 to January 1998, Mr. Brant was employed by DSC Communications Corporation, a United States based telecommunications company in various financial roles, the last post as Director of European Accounting. He received a B.A. in Mathematical Economics in 1984 from Essex University and is a Fellow of the Association of Chartered Certified Accountants.

H. Berry Cash has served as a director of Airspan since January 1998. He has been a general partner with InterWest Partners, a venture capital fund focused on technology and healthcare, since 1986. Mr. Cash currently serves as a member of the Board of Directors, a member of the Compensation Committee, and a member of the Audit Committee of i2 Technologies, Inc., a public company which is a provider of software and services that help customers achieve measurable value through improvements in coordination and collaboration. Mr. Cash is also a member of the Board of Directors and Audit Committee of Staktek Holdings, Inc., a public company providing high-density packaged memory stacking solutions for systems and applications. Mr. Cash is also a member of the Board of Directors and a member of the Compensation Committee for the following public companies: Silicon Laboratories, Inc., a developer of mixed-signal integrated circuits for products such as cell phones, set-top boxes, and computer modems, MicroTune Inc., a provider of RF silicon solutions for the broadband communications and consumer electronics markets and CIENA Company, a provider of next generation intelligent optical networking equipment. Mr. Cash is also a member of the Board of Directors of Liberte` Investors, Inc., a public company specializing in real-estate sales. Mr. Cash received a B.S. in Electrical Engineering from Texas A&M University and a M.B.A. from Western Michigan University.

Thomas S. Huseby has served as a Director of Airspan since January 1998, serving as the Chairman of the Board from January 1998 until July 2000. Mr. Huseby also served as the Chief Executive Officer of Airspan from January 1998 until May 1998. Since August 1997, Mr. Huseby has served as the Managing Partner of SeaPoint

Ventures, a venture capital fund focused on communications and internet infrastructure. Prior to his employment with SeaPoint Ventures, from 1994 to 1997, Mr. Huseby was the Chairman and Chief Executive Officer of Metawave Communications, a public corporation which manufactures cellular infrastructure equipment. Previously he was President and Chief Executive Officer of Innova Corporation, a previously public manufacturer of millimeter wave radios. Mr. Huseby currently serves as a member of the Board and member of the Compensation Committee of Entomo, Inc., a private corporation pioneering in Closed Loop Integrated Communications Services (a fee-based service that facilitates business-to-business communications); Qpass, Inc., a private corporation which offers software that facilitates the sale of digital content for wireless carriers; Wireless Services Corporation, a private corporation which provides services for wireless networks and Vayusa, a privately held company that provides loyalty and payment merchant services utilizing mobile networks. Mr. Huseby holds a B.A. in Economics from Columbia College, a B.S.I.E. from the Columbia School of Engineering and a M.B.A. from Stanford University.

David A. Twyver joined the Board of Directors of Airspan in May 1999. Mr. Twyver served as Chairman of the Board of Directors of Ensemble Communications Inc., a supplier of LMDS wireless equipment from January 2002 until December 2003 and continues to serve as a member of Ensemble Communications’ Board of Directors. He served as the President and Chief Executive Officer of Ensemble from January 2000 until September, 2002. Mr. Twyver also served as a director of Metawave Communications, Inc. from March 1998 until February 2003 and as a member of Metawave Communications, Inc.’s Audit Committee from June 2000 until February 2003. Metawave Communications, Inc. is a public company that manufactures cellular infrastructure equipment. From 1996 to 1997, Mr. Twyver served as Chief Executive Officer of Teledesic Corporation, a satellite telecommunications company. From 1974 to 1996, Mr. Twyver served in several management positions at Nortel Networks Limited, a leading global supplier of data and telephone network solutions and services, most recently as president of Nortel Wireless Networks from 1993 to 1996. He received his B.S. in Mathematics and Physics from the University of Saskatchewan.

Guillermo Heredia joined the Board of Directors of Airspan in January 2001. Since September 1999, Mr. Heredia has served as the managing partner of Consultores en Inversiones Aeronauticas, a provider of consulting services to airline operators and investors. Mr. Heredia has served in the senior management of three major Mexican corporations: as President and Chief Operating Officer of Aeromexico from 1989 to 1992, as President and Chief Operating Officer of Grupo Iusacell, Mexico’s number two wireless carrier from 1992 to 1994, and as President and Chief Executive Officer of Previnter, a joint venture of AIG, Bank Boston and Bank of Nova Scotia from 1995 to 1999. Mr. Heredia currently serves as a member of the Board of Directors for W L Comunicaciones, a private telecommunications company involved in developing a wide band fiber optic network in Mexico City and throughout Mexico and for Jalisco Tequilana Internacional, a private distiller and distributor of Tequila. Mr. Heredia holds a degree in Mechanical Engineering from the Universidad de las Americas and in Business Administration from Universidad Iberoamericana.

Michael T. Flynn has served as a director of Airspan since July 2001. From June 1994 until March 31, 2004, Mr. Flynn has been an officer of ALLTEL Corporation, an integrated telecommunications provider of wireless, local telephone, long-distance, competitive local exchange, Internet and high-speed data services. From May 2003 until March 31, 2004, he held the position of Assistant to the Chief Executive Officer. From April 1997 to May 2003, Mr. Flynn served as Group President of Communications at ALLTEL. From June 1994 to April 1997, Mr. Flynn was President of the Telephone Group of ALLTEL. Since January 2004, Mr. Flynn has served on the Board of Directors, the Audit Committee and the Compensation Committee of WebEx Communications, a publicly-traded company providing real time worldwide media access and conferencing services. He also serves as a member of the Board of Directors of Taqua Systems, a privately held provider of next generation telecommunications switching products and services. Mr. Flynn earned his B.S. degree in Industrial Engineering from Texas A&M University in 1970. He attended the Dartmouth Institute in 1986 and the Harvard Advanced Management Program in 1988.

RISK FACTORS

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business.

If we continue to incur substantial losses and negative operating cash flows, we may not succeed in achieving or maintaining profitability in the future.

We have incurred net losses since we became an independent company, and as of December 31, 2003 we had an accumulated deficit of $167 million. We anticipate that we will continue to experience negative cash flows over the next 12 months. Our operating losses have been due in part to the commitment of significant resources to our research and development and sales and marketing organizations. We expect to continue to devote resources to these areas and, as a result, we will need to continue increasing our quarterly revenues to achieve and maintain profitability. We cannot be certain that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

The slowdown in expenditures by communications service providers has had, and could continue to have a negative impact on our results of operations.

The deterioration of the global economy over the past four years has resulted in a curtailment of capital investment by telecommunications carriers and service providers. Many new and small service providers and wireless companies have failed, and existing service providers have been reducing or delaying expenditures on new equipment and applications. We believe it is possible that this slow down could continue for the foreseeable future. A further global long-term decline in capital expenditures may reduce our sales, increase the need for inventory write-offs and could result in downward pressure on the price of our products, all of which would have a material adverse effect on our results of operations and stock price.

Since we have a limited operating history and a significant percentage of our expenses are fixed and do not vary with revenues, our quarterly operating results are volatile and difficult to predict, and our stock price could decline.

We believe that period-to-period comparisons of our operating results are not necessarily meaningful. Since our customers are not typically required to purchase a specific number of our products in any given quarter, we may not be able to accurately forecast our quarterly revenues. Revenues are further affected if major deployments of our products do not occur in any particular quarter as we anticipate and/or our customers delay shipments or payments due to their inability to obtain licenses or for other reasons. As a result, our quarterly operating results have fluctuated in the past and will likely vary in the future. This could cause the market price of our common stock to decline. Other factors that may affect our quarterly operating results and our stock price include the loss of a major customer, our ability to react quickly to new competing technologies, products and services which may cause us to otherwise lose our customers, or if our suppliers and manufacturers are not able to fulfill our orders as a result of a shortage of key components that leads to a delay in shipping our products. We incur expenses in significant part based on our expectations of future revenue, and we expect our operating expense, in particular salaries and lease payments, to be relatively fixed in the short run. Accordingly, any unanticipated decline in revenue for a particular quarter could have an immediate negative effect on results for that quarter, possibly resulting in a change in financial estimates or investment recommendations by securities analysts, which could result in a fall in our stock price. You should not rely on the results of any one quarter as an indication of future performance.

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

Competitors vary in size and scope, in terms of products and services offered. With respect to the wireless solutions we offer to serve in licensed and unlicensed frequencies, we believe we compete directly with Alvarion and SR Telecom, with a number of smaller start-up companies and with the divisions of a number of institutional telecommunication equipment companies. We also believe we compete indirectly with a number of large telecommunication equipment suppliers such as Motorola and Harris. In addition, our technology competes with other high-speed solutions, such as wired DSL, cable modems and high-speed leased lines, and occasionally fiber optic cable and satellite technologies. The performance and coverage area of our wireless systems are dependent on some factors that are outside of our control, including features of the environment in which the systems are deployed such as the amount of clutter (natural terrain features and man-made obstructions) and the radio frequency available. Any inability to overcome these obstacles may make our technology less competitive in comparison with other technologies and make other technologies less expensive or more suitable. Our business may also compete in the future with products and services based on other wireless technologies and other technologies that have yet to be developed.

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

Our customer contracts vary widely in terms and duration, with a many of our customers executing only short-term purchase orders, and allow our customers to terminate without significant penalties.

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

Typically our sales cycle can range from one month to two years and varies by customer. The length of the sales cycle with a particular customer may be influenced by a number of factors, including the:

•	particular communications market that the customer serves;

•	testing requirements imposed by the customer on our systems;

•	customer’s experience with sophisticated communications equipment including fixed wireless technology; and

•	the cost of purchasing our systems, including the cost of converting to our products from previously-installed equipment, which may be significant.

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

Sales to customers based outside the U.S. have historically accounted for a substantial majority of our revenues. In 2003, our international sales (sales to customers located outside the U.S. which includes a small percentage of U.S. customers where the final destination of the equipment is not the U.S.) accounted for 97% of our total revenue, with sales to customers in Asia Pacific, particularly New Zealand, accounting for 36%, and sales to customers in Africa, Europe and Latin America accounting for 27% 19% and 15%, respectively, of total revenue. As a result of our acquisition of the Proximity business, we anticipate that our percentage of sales to customers in Latin America will materially increase. Sales in Asia, Latin America and Africa in particular expose us to risks associated with international operations including:

•	longer payment cycles and customers seeking extended payment terms, particularly since our customers in Asia and Latin America have difficulty borrowing money or receiving lines of credit, especially if there is political and economic turmoil in their countries;

•	tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries may have made or may make our systems expensive and uncompetitive for local operators;

•	import or export licensing or product-certification requirements;

•	unexpected changes in regulatory requirements and delays in receiving licenses to operate;

•	political and economic instability, including the impact of economic recessions;

•	our reluctance to staff and manage foreign operations as a result of political unrest even though we have business opportunities in a country; and

•	limited ability to enforce agreements in regions where the judicial systems may be less developed.

Our operations in Israel may be disrupted by political and military tensions in Israel and the Middle East.

We conduct various activities related to the WipLL product in Israel, including: research and development; design; raw material procurement; and manufacturing through a manufacturing sub contractor based in Israel. Our operations could be negatively affected by the political and military tensions in Israel and the Middle East. Israel has been involved in a number of armed conflicts with its neighbors since 1948 and a state of hostility, varying in degree and intensity, has led to security and economic problems in Israel. Since September 2000, a continuous armed conflict with the Palestinian Authority has been taking place. While these conflicts have had no material adverse effect on our operations in the past, conditions in Israel could in the future disrupt our development, manufacture or distribution of WipLL products.

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

We are dependent on our lines of fixed wireless communications systems and our future revenue depends on their commercial success and our ability to adapt to evolving industry standards and new technologies.

The market for communications systems has been characterized by rapid technological developments and evolving industry standards. Our ability to increase revenue in the future depends on the commercial success of our lines of fixed wireless communications systems and our ability to adapt to changing technologies, industry standards and customer preferences in a timely and cost-effective manner. To date we have been marketing AS4000, AS4020 and WipLL products. Additionally we acquired the Proximity product line from Nortel in December 2003. Along with software tools, network management systems and planning and configuration tools, these are the only products we have shipped to customers, and we expect that revenue from these products will account for substantially all of our revenue for the foreseeable future. As indicated earlier, we anticipate introducing a number of new products and/or product enhancements in 2004. In developing these various products and enhancements, we made assumptions about the standards that may become adopted and potential demand for such products. If our assumptions are incorrect and products based on new or alternative technologies are introduced, or new industry standards emerge, our products could be rendered obsolete. We cannot assure you that we will be successful in developing enhancements to existing products or new products to meet evolving standards in the future.

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

Some of the key components of our products are purchased from single vendors, including printed circuit boards from Solectron and electronic connector panels from Sanmina (Ireland) Limited, for which alternative sources are generally not readily available. If our vendors fail to supply us with components because they do not have them in stock when we need them, or if they reduce or eliminate their manufacturing capacity for these components or if they enter into exclusive relationships with other parties which prevent them from selling to us, we could experience significant delays in shipping our products while we seek other supply sources, which may result in our customers claiming damages for delays. At times we have been forced to purchase these components from distributors instead of from the manufacturers, which has significantly increased our costs. We do not have long-term contracts with all of these suppliers. Instead, we execute purchase orders approximately three to six months in advance of when we believe we may need the components. These purchase orders are non-exclusive, and we are generally not required to purchase any minimum volume of components from any of these suppliers. In those instances in which we do not have a long-term contract with a supplier, the supplier may terminate our relationship upon six months’ prior notice.

In addition, we generally outsource our manufacturing processes to subcontractors who rely on our forecasts of future orders to make purchasing and manufacturing decisions. We provide them with forecasts on a regular basis. If a forecast turns out to be inaccurate, it may lead either to excess inventory that would increase our costs or a shortage of components that would delay shipments of our systems. Our contracts with our manufacturing subcontractors are non-exclusive and may be terminated with limited notice (four to six months) by either party without significant penalty. Other than agreeing to purchase the materials we request in the forecasts, we do not have any agreements with them to purchase any minimum volume.

We currently secure Proximity products under agreements with Nortel Networks. We believe that Nortel Networks has manufacturing contracts with Solectron that are comparable to our manufacturing contracts with Solectron. Accordingly, we believe our Proximity products are subject to manufacturing and supply risks comparable to our other products.

We currently depend on Nortel Networks for product supply and transition services with regards to the Proximity business. An estrangement in our relationship with Nortel Networks could negatively impact us.

In connection with our acquisition of the Proximity Business, we have entered into a number of agreements with Nortel under which Nortel has agreed to assist us transition into the operation of the Proximity business. Among other things, we are currently outsourcing our manufacturing processes with respect to the Proximity subscriber terminal products to Nortel who is in turn outsourcing the manufacturing process to Solectron. In the event the supply agreement with Nortel is terminated or expires, there can be no assurance that we will be able to enter into a manufacturing contract with Solectron or another contract manufacturer on acceptable terms or at all. Under the terms of supply, Nortel’s liability is limited to the amount of any actual direct damages up to the charges for the

Proximity Products that are the subject of the claim. In addition, our sole remedy against Nortel in the event any action is brought as a result of Nortel’s actions or omissions in failing to provide the services under the agreements is (i) to demand that Nortel provide such service or (ii) if such service cannot be provided, demand that Nortel reimburse us for any payment we have made for defective services.

We currently depend on a few key customers for substantially all of our sales. A loss of one or more of those customers could cause a significant decrease in our net revenue.

We currently derive, and expect to continue to derive, a substantial percentage of our net sales from fewer than ten customers. In fiscal 2003, BCL, New Zealand, accounted for approximately 18% of our annual revenue and was the only customer that individually accounted for more than 10% of our annual revenue. Nonetheless, in fiscal 2003 61% of our revenue was derived from our top ten customers. Moreover, we anticipate that in fiscal 2004 one customer, Axtel, could account for greater than 50% of our projected annual revenue. We believe that there are certain economies of scale inherent in our industry. Accordingly, the loss of Axtel as a customer or the loss of any large percentage of our supply contracts could negatively impact our gross profit margins, our net profitability and efforts to preserve cash resources. Axtel has the right to terminate the Axtel supply agreement if we fail to comply with the terms and conditions of the agreement and such breach is not cured. For instance, if we fail to meet delivery schedules or if we fail to deliver products and services that meet the contract specifications, Axtel may claim we breached the agreement. Even if such failures are solely attributable to the acts or failures to act of third parties, including Nortel, Axtel may have the right to terminate the agreement. Additionally, Axtel itself is a new company, having only been formed in 1998, and is subject to its own competitive pressures and operating constraints in the Mexican economy. If Axtel should fail for any reason, or fail to have access to debt and equity markets for liquidity, it may not be able to honor its purchase commitments under our supply agreement. A small number of our customers are affiliated in that they have cross investments in each other, which means we may lose more than one customer at once if one party decides to discontinue deploying our equipment. The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. We anticipate that our operating results will continue to depend on sales to a small number of key customers in the foreseeable future. In general, our contracts with our customers involve major deployments that require several months to fulfill, so our results may depend on the same major customers for consecutive quarters. Once a contract is fulfilled, we cannot assure you that the customer will continue to purchase upgrades or services from us, or possibly new products. It is necessary therefore for us to continually seek new customers in order to increase our revenue. To the extent that any major customer terminates its relationship with us, our revenues could decline significantly.

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

Our success depends in part on proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, we cannot be certain that the steps we have taken will prevent misappropriation of our technology, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights. The laws of some foreign countries, particularly in Asia, do not protect our proprietary rights to the same extent as the laws of the U.S. and the U.K., and we may encounter substantial infringement problems in those countries. In addition, we do not file for patent protection in every country where we conduct business. In instances where we have licensed intellectual property from third parties, we may have limited rights to institute actions against third parties for infringement of the licensed intellectual property or to defend any suit that challenges the validity of the licensed intellectual property. If we fail to adequately protect our intellectual property rights, or fail to do so under applicable law, it would be easier for our competitors to copy our products and sell competing products at lower prices, which would harm our business.

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

Third parties could assert exclusive patent, copyright, trademark and other intellectual property infringement claims against the technologies that are important to us. If any inquiry from a third party relating to patents or trademarks leads to a proceeding against us and we are unable to defend ourselves successfully, our ability to sell our products may be adversely affected and our business would be harmed. In addition, third parties may assert claims, or initiate litigation against us, or our manufacturers, suppliers or customers with respect to existing or future products, trademarks or other proprietary rights. There is a substantial risk of litigation regarding intellectual property rights in our industry. Any claims against us, or customers that we indemnify against intellectual property claims, with or without merit, may:

•	be time-consuming, costly to defend and harm our reputation;

•	divert management’s attention and resources;

•	cause delays in the delivery of our products;

•	require the payment of monetary damages;

•	result in an injunction, which would prohibit us from using these technologies and require us to stop shipping our systems until they could be redesigned, if possible; and

•	require us to enter into license or royalty agreements, which may not be available on acceptable terms or require payment of substantial sums.

Since we incur most of our expenses and a portion of our cost of goods sold in foreign currencies, fluctuations in the values of foreign currencies could have a negative impact on our profitability.

Although 97% of our sales in 2003 and a majority of our cost of goods sold were denominated in U.S. dollars, we incur most of our operating expenses in British pounds and, to a lesser extent, Israeli shekels for the WipLL business. We expect these percentages to fluctuate over time. Fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations and our business and our currency hedging activities may not limit these risks. The value of foreign currencies may also make our products more expensive than local products.

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

If our hardware or software contains undetected errors, we could experience:

•	delayed or lost revenues and reduced market share due to adverse customer reactions;

•	higher costs and expenses due to the need to provide additional products and services to a customer at a reduced charge or at no charge;

•	claims for substantial damages against us, regardless of our responsibility for any failure, which may lead to increased insurance costs;

•	negative publicity regarding us and our products, which could adversely affect our ability to attract new customers; and

•	diversion of management and development time and resources.

Our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims or our insurer may disclaim coverage as to any future claim. The successful assertion of any large claim against us could adversely affect our business.

We have recently acquired Nortel Network’s fixed wireless access business and are subject to certain risks related to such acquisition.

Many of our financial projections, including our projections relating to revenues, expenses and cash usage, are highly dependent upon our information and assumptions relating to the Proximity business. Relatively small differences between our projections and our actual experiences with the Proximity business may have a material impact on our business. We have limited experience acquiring other companies and, despite our due diligence efforts, may not know all the material risks associated with Nortel Network’s fixed wireless access business (“Proximity”). We expect to expend considerable time and resources to integrate Proximity with our existing business. If we later discover that Proximity products and services do not perform as anticipated, that existing Proximity customers are dissatisfied with Proximity products, or that our right or ability to manufacture, market, or service Proximity products is less than anticipated, we could be negatively affected. Similarly, in connection with our acquisition of the Proximity business, we acquired all of Nortel Network’s existing sales contracts and assumed all of Nortel Network’s current manufacturing obligations for the assembly and testing of Proximity products and Nortel Network’s existing service, warranty and other contractual obligations to 15 operators. We could be adversely affected if our projections related to the revenues and expenses related to such rights and obligations prove to be incorrect.

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

Our primary location of operations, manufacturing and product development is in Uxbridge, UK. In Uxbridge, we lease three facilities of approximately 25,000, 17,000 and 12,000 square feet. These leases expire in 2006, 2010 and 2010, respectively. With the acquisition of the Proximity business, we entered into a short-term lease, expiring in June 2004, for a facility in Maidenhead, UK, consisting of approximately 7,000 square feet. Additionally we have an operation in Israel where we lease one facility of approximately 11,000 square feet. The lease for the Israeli facility expires in October 2008.

ITEM 3. LEGAL PROCEEDINGS

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants Airspan, Eric D. Stonestrom (our President and Chief Executive Officer), Joseph J. Caffarelli (our former Senior Vice President and Chief Financial Officer), Matthew Desch (our Chairman) and Jonathan Paget (our Executive Vice President and Chief Operating Officer) together with certain underwriters of our July 2000 initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, Plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The actions seek damages in an unspecified amount.

This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10b claim against us, but allowed the Section 11 claim to proceed. Airspan has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between Airspan, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement contemplated by the MOU provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. Airspan would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. It is anticipated that any potential financial obligation of Airspan to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, Airspan does not expect that the settlement will involve any payment by Airspan. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court. We cannot opine as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

On February 28, 2003, a Class Action Complaint was filed in the United States District Court for the Southern District of Florida naming as defendants Airspan, Eric D. Stonestrom, and Joseph J. Caffarelli together with Credit Suisse First Boston (“CSFB”), an underwriter of our July 2000 initial public offering, as well as various CSFB related entities and various CSFB employees. On June 19, 2003, Plaintiffs filed an Amended Complaint against the Company seeking damages in an unspecified amount but voluntarily dismissed the individual defendants. On July 21, 2003 plaintiffs voluntarily dismissed Airspan from the case.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “AIRN”. The price range per share, reflected in the table below, is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter of the last two fiscal years.

	High	Low
2003 Fourth Quarter	$3.55	$2.05
2003 Third Quarter	2.82	1.52
2003 Second Quarter	2.05	0.78
2003 First Quarter	1.16	0.72

2002 Fourth Quarter	1.25	0.40
2002 Third Quarter	1.19	0.42
2002 Second Quarter	1.80	0.95
2002 First Quarter	2.98	1.61

At March 19, 2004 the price per share of our common stock was $5.445 and we believe we had approximately 5,100 beneficial shareholders.

DIVIDENDS

We have never paid any dividends on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Pursuant to Washington law, we are prohibited from paying dividends or otherwise distributing funds to our shareholders, except out of legally available funds. The declaration and payment of dividends on our common stock and the amount thereof will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. No assurance can be given that we will pay any dividends on our common stock in the future.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2003

The following table sets forth information as of March 25, 2004 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	3,997,097	$2.9208	17,736
Equity compensation plans not approved by security holders(2)	857,674	$3.1552	—

(1)	In 1998 and 2000, the Company’s shareholders approved the 1998 Employee Stock Option Plan and the 2000 Employee Stock Purchase Plan.

(2)	Issued pursuant to the Company’s 2001 Supplemental Stock Option Plan (the “2001 Plan”) and the Company’s 2003 Supplemental Stock Option Plan (the “2003 Plan”).

The 2001 Supplemental Stock Option Plan

The 2001 Plan provides for the grant to our non-officer employees and consultants of non-statutory stock options. The 2001 Plan provides for the grant of options for up to 901,465 shares of common stock, all of which options have been granted as of the date hereof. The Compensation Committee administers the 2001 Plan. The Compensation Committee determines the terms of options granted under the 2001 Plan, including the number of shares subject to the option, exercise price, term, and exercisability. The exercise price may be equal to, more than or less than 100% of fair market value on the date the option is granted, as determined by the Compensation Committee. The Compensation Committee has the authority to amend or terminate the 2001 Plan, provided that shareholder approval shall be required if such approval is necessary to comply with any tax or regulatory requirement. If not terminated earlier, the 2001 Plan will terminate February 7, 2011.

The 2003 Supplemental Stock Option Plan

The 2003 Plan provides for the grant to our non-officer employees, new hires, and consultants of non-statutory stock options. The 2003 Plan provides for the grant of options for up to 241,500 shares of common stock, all of which options have been granted as of the date hereof. The Compensation Committee administers the 2003 Plan. The Compensation Committee determines the terms of options granted under the 2003 Plan, including the number of shares subject to the option, exercise price, term, and exercisability. The exercise price may be equal to, more than or less than 100% of fair market value on the date the option is granted, as determined by the Compensation Committee. The Compensation Committee has the authority to amend or terminate the 2003 Plan, provided that shareholder approval shall be required if such approval is necessary to comply with any tax or regulatory requirement. If not terminated earlier, the 2003 Plan will terminate September 1, 2013.

RELATED SHAREHOLDER MATTERS

Recent Issuance of Unregistered Securities

In connection with the acquisition of the Proximity business from Nortel Networks on December 22, 2003, the Company hired 26 persons who were previously employed by Nortel Networks’ Proximity business and issued stock options pursuant to the 2003 Plan exercisable to purchase an aggregate of 176,500 shares of Common Stock, subject to certain anti-dilution protections, exercisable at a weighted average exercise price of $2.89 per share to such individuals. Each option vests in accordance with the following schedule: 1/4 on the one-year anniversary of their date of grant and 1/48th per month thereafter. All of these options expire ten years from their date of grant. The options were issued under the exemption to registration provided by Section 4(2) of the Securities Act. The transferability of the options is restricted absent registration or applicable exemption.

On October 27, 2003, the Company hired a senior sales person and issued stock options pursuant to the 2003 Plan exercisable to purchase an aggregate of 65,000 shares of Common Stock, subject to certain anti-dilution protections, exercisable at $2.21 per share. The options were issued under the exemption to registration provided by Section 4(2) of the Securities Act. Each option vests in accordance with the following schedule: 1/4 on the one-year anniversary of their date of grant and 1/48th per month thereafter. All of these options expire ten years from their date of grant. The transferability of the options is restricted absent registration or applicable exemption.

Issuer Purchase of Equity Securities

On November 12, 2002, Airspan announced that its Board of Directors has authorized the repurchase of up to four million shares of its common stock. Repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, subject to market conditions and at the discretion of management. Airspan is under no obligation to purchase any or all of the shares under this repurchase program and may terminate the program at any time.

Airspan did not repurchase any shares of common stock during the quarter commencing on September 29, 2003 and ending on December 31, 2003. Prior to October 1, 2003, Airspan had purchased 834,560 shares of its common stock pursuant to this publicly announced repurchase plan. As at March 25, 2004 Airspan is authorized to repurchase up to an additional 3,165,440 shares of its common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statement of operations data and balance sheet data for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 are derived from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors.

	Year ended December 31, 1999	Year ended December 31, 2000	Year ended December 31, 2001	Year ended December 31, 2002 (2)	Year ended December 31, 2003 (3)
	(in thousands, except for share data)
Consolidated Statement of Operations Data:
Revenue	$12,480	$30,279	$37,422	$25,930	$30,651
Cost of revenue including inventory provision	8,086	18,782	24,708	21,242	27,691
Gross profit	4,394	11,497	12,714	4,688	2,960
Research and development	13,845	16,746	14,667	13,642	14,395
Sales and marketing including bad debts	9,883	14,358	16,711	13,821	11,335
General and administrative	7,686	9,368	10,735	8,969	8,741
Acquired in-process research and development and amortization of intangibles	2,476	595	425	44	172
Restructuring provisions	—	—	1,235	1,420	750
Total operating expenses	33,890	41,067	43,773	37,896	35,393
Loss from operations	(29,496)	(29,570)	(31,059)	(33,208)	(32,433)
Interest and other income, net	147	3,928	2,726	2,208	2,983
Income taxes (charge) / credit	(100)	5	3,018	2,862	(5)
Loss before extraordinary items	(29,449)	(25,637)	(25,315)	(28,138)	(29,455)
Extraordinary item
Gain on extinguishment of debt	—	—	9,244	—	—
Income tax charge on gain	—	—	(2,773)	—	—
Net loss	$(29,449)	$(25,637)	$(18,844)	$(28,138)	$(29,455)
Net loss per share — basic and diluted	$(33.84)	$(1.44)	$(0.54)	$(0.80)	$(0.84)
Shares used to compute net loss per share — basic and diluted	870,328	17,797,899	34,810,311	35,258,645	35,073,315
Pro forma net loss per share — basic and diluted (1)	$(1.37)	$(0.82)	$(0.54)	$(0.80)	$(0.84)
Shares used to compute pro forma net loss per share — basic and diluted	21,446,122	31,163,574	34,810,311	35,258,645	35,073,315

	December 31, 1999	December 31, 2000	December 31, 2001	December 31, 2002	December 31, 2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$58,828	$115,340	$70,260	$53,241	$33,926
Working capital	68,795	131,100	98,680	71,647	36,603
Total assets	88,220	157,334	119,694	97,861	83,272
Long term debt	20,138	15,754	1,250	—	—
Stockholders’ equity	57,212	123,655	105,253	78,100	49,013

(1)	Pro forma basic and diluted per share calculations reflect the pro forma conversion of all outstanding preferred stock at the date of issuance of common stock.

(2)	On October 4, 2002 we acquired Airspan Israel and, accordingly, the Consolidated Statement of Operations for the year ended December 31, 2002 includes the results of operations of Airspan Israel from that date up to December 31, 2003 and the Consolidated Balance Sheets of December 31, 2002 and 2003 includes the consolidated accounts of Airspan Israel.

(3)	On December 23, 2003 we acquired the fixed wireless access business of Nortel Networks (“Proximity”) and, accordingly, the Consolidated Statement of Operations for the year ended December 31, 2003 includes the results of operations of Proximity from that date up to December 31, 2003 and the Consolidated Balance Sheet of December 31, 2003 includes the assets and liabilities related to Proximity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

Overview

We are a global supplier of Broadband Wireless Access (“BWA”) equipment that allows communications service providers (often referred to as “local exchange carriers,” or simply telephone companies), internet service providers (often referred to as “ISPs”) and other telecommunications users, such as utilities and enterprises, to cost effectively deliver high-speed data and voice services using radio frequencies rather than wires. We call this transmission method “Wireless Broadband”. The primary market for our systems is a subset of the fixed wireless access systems market, which is the fixed point-to-multipoint market in radio frequencies below 6.0GHz. Each of our fixed wireless access systems utilizes digital wireless techniques, which provide wide area coverage, security and resistance to fading. Our systems can be deployed rapidly and cost effectively, providing an attractive alternative or complement to traditional copper wire, cable, or fiber-optic communications access networks. Our products also include software tools that optimize geographic coverage of our systems and provide ongoing network management. To facilitate the deployment and operation of our systems, we also offer network installation, training and support services. . A more complete description of our various wireless access systems is provided below. Our BWA systems (the “Airspan BWA Solutions”) have been installed by more than 160 network operators in more than 60 countries and are being tested by numerous other service providers.

Our products were developed and sold originally to provide wireless voice connections between network operators and their end customers. Product enhancements introduced in 1998 enabled us to offer both voice and data connectivity over a single wireless link. We have continued to develop the capabilities and features of the original products, and today we sell them as the AS4000 and AS4020 products, in systems capable of delivering high-capacity broadband data with carrier-quality voice connections to operators globally.

In October 2002, we strengthened our position in the BWA equipment market with the acquisition of the WipLL (Wireless Internet Protocol in the Local Loop) business from Marconi pursuant to a stock purchase agreement, and renamed the business Airspan Networks (Israel) Limited (“Airspan Israel”). The products and services produced by Airspan Israel enable operators in licensed and unlicensed wireless bands to offer high-speed, low cost, wireless broadband connections for data and voice over IP. We acquired all of the issued and outstanding capital stock and debt of Marconi WipLL in exchange for $3 million of cash.

In October 2003, we released our Airspan branded AS4030 and AS3030 product range of high-end point-to-multipoint and point-to-point products suitable for operators wishing to deliver service offerings to medium and large businesses and multi-tenant dwellings that require considerable bandwidth for their end users. These products, based on 802.16 Orthogonal Frequency Division Multiplexing (“OFDM”) technology can also be used for a wide range of backhaul applications.

On December 23, 2003, we completed an agreement with Nortel Networks to acquire the fixed wireless access business of Nortel Networks known as “Proximity” in accordance with the terms and conditions of a contemporaneously executed and delivered Purchase and Sale Agreement. The final purchase price of approximately $13.1 million was offset at closing against customer prepayments totaling approximately $14.9 million transferred to us as part of the transaction. We assumed the product supply obligations associated with the customer prepayments and certain other liabilities and obligations of Nortel Networks relating to the Proximity business. As part of the transaction, we acquired inventory relating to the Proximity business as well as existing assets associated with the manufacture, development and support of the Proximity product line. In addition, we agreed to hire Nortel Networks’ workforce directly employed in the Proximity business, which at closing totaled 26 persons who are located in Maidenhead, England and Sunrise, Florida. We also assumed Nortel Networks’ then current manufacturing obligations for the assembly and final testing of Proximity products. The acquired Proximity products and services provide carrier class circuit switched voice and data, based on a Time Division Multiple Access (“TDMA”) technology. The purchase of the Proximity business does not result in an additional business segment.

In connection with the acquisition of the Proximity business, we acquired customer prepayments of $14.9 million of cash, and inventory which we valued at approximately $8.6 million. As of December 31, 2003, substantially all of the $14.9 million of cash was held by us as prepayments from Axtel relating to future deliveries and substantially all of the $8.6 million of inventory was expected to be sold to Axtel.

We intend to continue our strategy of expanding our business through, among other things, acquisitions of other businesses and technologies and joint ventures. See “Risk Factors — Our failure to manage future acquisitions...”

Our corporate headquarters are located in Boca Raton, Florida. Our primary operations, manufacturing and product development centers are located in Uxbridge, U.K., and Airport City, Israel.

We generated revenue of $37.4 million in 2001, $25.9 million in 2002 and $30.7 million in 2003. We have incurred net losses of $18.8 million, $28.1 million and $29.5 million for 2001, 2002 and 2003, respectively. Since becoming an independent company, we have generated significant net losses and negative cash flow and expect to continue to do so in 2004. We have an accumulated deficit of $167.1 million as of December 31, 2003.

We generate revenue from sales of our systems (including both hardware and software) and from services related to implementation and support activities. Revenue from services has always been under 10% of our total revenue.

Our proprietary software is integral to our products and is not sold separately. Customer service contracts are generally of a short-term nature, for days and weeks rather than months, and are sold separately from sales of our systems. Although service revenue does not currently constitute a material portion of our revenue, we believe that in future, services will increase as a percentage of our revenue.

We recognize revenue pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition. Accordingly, revenues are recognized when all of the following conditions are met:

•	an arrangement exists with the customer,

•	delivery has occurred or services have been rendered,

•	the price for the product or service is fixed and determinable, and

•	collection of the receivable is reasonably assured.

Revenue from product sales, including sales to our distributors and resellers, is generally recognized at the time the product is shipped to the end customer. Revenue is deferred when customer acceptance is required, rights of return exist, or other significant obligations remain that are essential to the functionality of the delivered products. Once these conditions have been satisfied, revenue is recognized. The estimated cost of any post-sale obligations, including basic product warranties, is accrued at the time revenue is recognized based on historical experience.

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

We sell our products primarily through our direct sales force and, to a lesser extent, through distribution channels. We have direct sales offices in the U.S., U.K., Australia, Brazil, China, Czech Republic, Germany, Indonesia, New Zealand, the Philippines, Poland, Russia, South Africa and Sri Lanka. We also sell through independent agents and resellers in markets where we do not have a direct sales presence and to original equipment manufacturers, or OEMs, who may sell our products under their name. Our sales cycle is typically long and unpredictable and typically varies from one month to two years, often involving extensive testing and evaluation by prospective customers, which makes it difficult for us to anticipate the quarter in which particular sales may occur.

In 2003, our non-U.S. sales accounted for 97% of our total revenue. Of the U.S. sales, 5% consisted of systems sold to U.S. customers that were shipped to destinations outside the U.S. In 2003, our top ten customers accounted for 61% of our revenue. In 2002, our non-U.S. sales accounted for 89% of our total revenue. Of the U.S. sales, 38% consisted of systems sold to U.S. customers that were shipped to destinations outside the U.S. In 2002, our top ten customers accounted for 72% of our revenue. In 2001, our non-U.S. sales accounted for 87% of our total revenue. Of the U.S. sales, 25% consisted of systems sold to U.S. customers that were shipped to destinations outside the U.S. In 2001, our top ten customers accounted for 59% of our revenue.

We currently derive, and expect to continue to derive, a substantial percentage of our revenue from fewer than ten customers. In the year ended December 31, 2003 Broadcast Communications Ltd in New Zealand represented 18% of our revenue. In the year ended December 31, 2002, Siemens Telecommunications (Pty) Ltd. in South Africa and SpeedNet Inc. in Japan represented 32% and 10% respectively, of our revenue. In the year ended December 31, 2001 there were no customers that individually accounted for more than ten percent of the year’s revenue. We anticipate that our dependence on our ten largest customers will grow in 2004, primarily due to our projected sales of Proximity solutions to Axtel.

The following table identifies the percentage of our revenue by geographic region in the periods identified.

	Percentage of Revenue
Geographic Area	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003
United States	12.7%	11.3%	3.1%
Asia Pacific	36.6	22.0	35.9
Europe	16.3	11.1	19.2
Africa and Middle East	26.9	49.0	27.1
South and Central America and Caribbean	7.5	6.6	14.7

We anticipate that the percentage of our sales to Central America will increase in 2004, primarily as a result of our projected sales of Proximity solutions to Axtel.

Cost of revenue consists of component and material costs, direct labor costs, warranty costs, royalties, overhead related to manufacture of our products and customer support costs. Our gross margin is affected by changes in our product mix because our gross margin on base stations and related equipment is higher than the gross margin on subscriber terminals. In addition, our gross margin is affected by changes in the average selling price of our systems, volume discounts granted to significant customers and the proportion of total revenue of sales of software, which typically carries a higher gross margin than hardware. We expect the average selling prices of our products to decline and we intend to continue to implement product cost reductions and develop and introduce new products or product enhancements in an effort to maintain or increase our gross margins. Further, we expect to derive an increasing proportion of our revenue from the sale of our integrated systems through distribution channels. Revenue derived from these sales channels typically carries a lower gross margin than direct sales.

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

We outsource most of our manufacturing processes for the AS4000 andAS4020 products to Solectron in Scotland, and we outsource the manufacturing for the WipLL product to Racamtech Limited, part of the CAM Group of companies, in Israel. The Airspan branded AS4030 and AS3030 products are manufactured and sourced from a Canadian manufacturer. During 2003 the Proximity product was manufactured by Nortel Networks in Canada and by Solectron in Milpitas, California and Guadalajara, Mexico. We expect to continue to use Solectron as the principal contract manufacturer of Proximity in 2004. We also expect to continue to use contract manufacturers for our other products.. We also purchase some of the key components of our products from single vendors for which alternative sources are generally not readily available.

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

Restructuring

During 2001, 2002 and 2003 we recorded restructuring charges arising from our cost-reduction programs. These reserves include estimates pertaining to employee termination costs, the loss on subletting excess facilities, and the write down of assets to be disposed of as part of the restructuring. Although we do not anticipate significant changes, the actual costs may differ from the amount of the reserves.

Purchase accounting

In connection with acquisitions, we assess the fair value of assets acquired with liabilities assumed. Items such as accounts receivable, fixed assets, intangible assets and accrued liabilities require a high degree of judgment involving assumptions and estimates including future cash flows and discount rates. In certain situations, where deemed necessary, we may use third parties to assist us with such valuations.

Valuation of Goodwill

On January 1, 2002, FAS 142, “Goodwill and Other Intangible Assets”, was implemented and as a result, we ceased to amortize our goodwill. We were required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. We performed our annual impairment test during the fourth quarter of 2003. The carrying value of goodwill was compared to its implied fair value by using the expected present value of future cash flows. The result of this review was that no impairment of goodwill was recorded during the year ended December 31, 2003. In the impairment review, we make various assumptions regarding the estimated future cash flows and other factors to determine the fair value of goodwill. If these estimates or related assumptions change in the future, we may be required to record an impairment charge that would adversely affect our results.

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

Results of Operations

The following table provides operating data as a percentage of revenue for the periods presented.

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003
Revenue	100.0%	100.0%	100.0%
Cost of revenue	62.2	74.2	74.9
Inventory provision	3.8	7.7	15.5
Gross profit	34.0	18.1	9.7
Operating expenses:
Research and development	39.2	52.6	47.0
Sales and marketing	41.4	39.1	33.9
Bad debt expense	3.2	14.2	3.1
General and administrative	28.7	34.6	28.5
Acquired in-process research and development and amortization of intangibles	1.1	0.2	0.6
Restructuring provision	3.3	5.5	2.4
Total operating expenses	117.0	146.1	115.5
Loss from operations	(83.0)	(128.1)	(105.8)
Interest and other income, net	7.3	8.5	9.8
Income taxes	(8.1)	11.0	0.0
Net loss before extraordinary item	(67.6)	(108.5)	(96.1)
Extraordinary Item:
Gain on extinguishment of debt	24.7	—	—
Income tax charge	(7.4)	—	—
Gain after tax	17.3	—	—
Net loss	(50.4)%	(108.5)%	(96.1)%

Restructuring

In 2001, the Company implemented a restructuring program to reduce operating expenses and recorded a charge of $1.2 million in relation to this program. Included in this charge were costs related to excess facilities and severance. A further $167 thousand was recognized as restructuring in the income statement in the first quarter of 2002.

In the third quarter of 2002, a new restructuring program was initiated to further reduce our operating expenses. A charge of $278 thousand was recorded in the quarter. Included in this charge were costs related to the write off of tradeshow equipment and severance costs. The total number of employees terminated as part of this restructuring program was 19 and all severance payments were made by the end of the second quarter of 2003.

In the fourth quarter of 2002 the decision was made to completely outsource all our manufacturing. As a result in 2003 we recorded a $975 thousand restructuring charge for the closure of our Riverside, Uxbridge facility. All of this cost relates to the excess facility. A further $368 thousand was recognized as restructuring in the income statement in the fourth quarter of 2003 as the Company reassessed the ability to sublease the Riverside facility.

In the second quarter of 2003 a further restructuring program was initiated to lower operating expenses. The total cost expected to be incurred as part of this restructuring program was $763 thousand arising from facility closures and severance costs. During the second half of 2003 the expected cost to be incurred as part of this restructuring program was reassessed and adjusted to $413 thousand as set out in the table below.

In conjunction with the purchase of the Proximity business the Company implemented its plan to relocate the Proximity business from Maidenhead, England and Sunrise, Florida to the Company’s facilities in Uxbridge, England and Boca Raton, Florida. The Company recorded $520 thousand for acquisition-related restructuring charges in connection with the relocation of the Proximity business.

The restructuring charges and their utilization are summarized as follows:

All figures in US$ thousands	Balance at beginning of period	Restructuring charge	Accrued at acquisition	Utilized	Balance at end of period
Year ended December 31, 2003
Facility related	$975	$408	$520	$(364)	$1,539
Severance and other	80	342	—	(421)	—
	$1,054	$750	$520	$(785)	$1,539
Year ended December 31, 2002
Facility related	$307	$1,142	—	$(474)	$975
Severance and other	234	278	—	(432)	80
	$541	$1,420	—	$(906)	$1,054
Year ended December 31, 2001
Facility related	—	$551	—	$(244)	$307
Severance and other	—	684	—	(450)	234
	—	$1,235	—	$(694)	$541

Included in the third-quarter 2001 facility restructuring charge was $200 thousand for the write down of certain fixed assets, mainly furniture and fixtures. These assets were disposed of as part of the lease assignment of our Sunrise, Florida head office. Included in the 2002 restructuring charge was $100 thousand for the write down of certain fixed assets used at tradeshows and the Riverside facility. All charges, other than the fixed asset write-downs, will result in direct cash outlays.

The realizable value of these assets has been estimated from the expected market price of similar assets.

During the first quarter of 2004 we initiated a further restructuring program to reduce our operating expenses. This plan involves the termination of 30 employees and is expected to cost $450 thousand. All severance payments are expected to be made by the end of the third quarter of 2004.

We believe the 2004 restructurings described above will enable us to reduce our otherwise projected expenses and uses of cash for operations by approximately $3 million in 2004. The vast majority of the cost reductions relate to research and development.

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2003

Revenue

Revenue increased 18% from $25.9 million for the year ended December 31, 2002 to $30.7 million for the year ended December 31, 2003. The $4.7 million increase in revenue is attributable to an increase in revenues in the first half of 2003 relative to the first half of 2002. Revenue growth was principally driven by growth in Asia Pacific, primarily by sales to Broadcast Communications in New Zealand, and in Europe, partly as a result of sales by Airspan Israel, which we acquired in October 2002.

We project that our revenue will increase in fiscal 2004 primarily as a result of the acquisition of the Proximity business. Revenues from the Proximity business are currently projected to exceed $25 million in the year ended December 31, 2004. See “Risk Factors — We currently depend on a few key customers...”.

Cost of Revenue and Inventory Provision

Cost of revenue increased 19% from $19.2 million in the year ended December 31, 2002 to $22.9 million in the year ended December 31, 2003. The increase was due primarily to the increase in revenue. As a percentage of revenue, our cost of revenue was 74.2% in 2002 and 74.9% in 2003.

During both 2002 and 2003 we wrote down material amounts of inventory. As a result of the depressed revenue for the first six months of 2002, we reassessed the levels of excess and obsolete inventory and decided to write down inventory by $2.0 million in the second quarter of 2002. During the second quarter of 2003 we took a $4.4 million inventory provision to reflect our view that, with the full introduction of the new AS4020 product line in the quarter, demand for AS4000 equipment had lessened.

Gross margin declined to 10% in 2003 from 18% for the year of 2002. The decline in gross margin was a function of lower average selling prices, a change in product mix and an increase in inventory provisions.

Research and Development Expenses

Research and development expenses increased 6% from $13.6 million in the year ended December 31, 2002 to $14.4 million in the year ended December 31, 2003. The increase was due to the additional research and development expense of the Airspan Israel business purchased in the fourth quarter of 2002. We expect research and development expense to increase in the early part of 2004 as we incur additional costs of the Proximity business acquired from Nortel Networks in December 2003. Our cost reduction program, initiated in the first quarter of 2004, is expected to reduce research and development expenses for the second half of 2004.

Sales and Marketing Expenses

Sales and marketing expenses increased 2% from $10.1 million in the year ended December 31, 2002 to $10.4 million in the year ended December 31, 2003. The increase in sales and marketing expenses is primarily attributable to the increase in revenue partially offset by our 2003 expense reduction programs. We have been able to sell the Airspan Israel products through our existing sales network. We anticipate that the sales and marketing expenses associated with the Proximity business will increase the absolute level of Sales and marketing expenses in 2004 by approximately $1 million. In 2002 we wrote down receivables by $3.7 million due to our concerns with customers in Asia and Eastern Europe. During 2003 we wrote down receivables by $0.9 million due to our concerns with customers in Asia.

General and Administrative Expenses

General and administrative expenses decreased 3% from $9.0 million in the year ended December 31, 2002 to $8.7 million in the year ended December 31, 2003. The decrease in general and administrative expenses was primarily the result of the full year effect of our cost reduction programs, including reductions in personnel and our relocation from our original headquarters in Sunrise Florida to smaller offices in Boca Raton.

Amortization of Goodwill and Intangibles

Amortization of goodwill and intangibles expense increased 291% from $44 thousand in the year ended December 31, 2002 to $172 thousand in the year ended December 31, 2003. The increase arose from the amortization of intangibles identified after our fourth quarter acquisition of Airspan Israel. As a result of the Proximity acquisition at the end of the fourth quarter of 2003 these costs are expected to be approximately $1.0 million for 2004.

Restructuring Provision

During both 2002 and 2003 we implemented expense reduction programs. During 2002, we made restructuring provisions totaling $1.4 million to cover employee termination costs and facility closure costs. As part of this $1.4 million we recorded a $1.0 million restructuring charge for the closure of our Riverside, Uxbridge facility. The closure of this facility was a direct result of the decision to fully outsource all of our AS4000 and AS4020 product manufacturing. During 2003 we charged $0.8 million to restructuring expense related to further employee termination costs and an increase in the estimated closure costs of the Riverside facility. For more information regarding restructuring, see the section above entitled “Restructuring”.

Interest and Other Income Net

Interest and other income, which increased 30% from $2.4 million for the year ended December 31, 2002 to $3.0 million in the year ended December 31, 2003, consisted of gains and losses on foreign currency cash balances and foreign exchange hedging contracts and interest earned on cash deposits with financial institutions. The increase in foreign currency exchange gains were partially offset by lower interest income from lower cash balances and lower interest rates in 2003. Amounts from interest income were partially offset by interest expense of $161 thousand in the year ended December 31, 2002 and $38 thousand in the year ended December 31, 2003. Interest expense decreased in 2003 as a result of the repayment of debt.

Income Taxes

An income tax provision of $5 thousand recorded in the year ended 31 December 2003 relates to a foreign branch of the UK company but no income tax benefit has been recoded for the tax losses generated because overall operating losses have been experienced since inception. The 2002 tax credit relates to the receipt of $2.9 million from the United Kingdom tax authorities in lieu of carrying forward tax losses related to research and development costs. The company surrendered $12 million of carry forward tax losses in the U.K. as a result.

Net Loss

For the reasons described above, our Net loss before taxes decreased 5% from $31.0 million in 2002 to $29.5 million in 2003 and our Net loss increased by 5% from $28.1 million in 2002 to $29.5 million in 2003.

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

Cost of Revenue and Inventory Provision

Cost of revenue decreased 17% from $23.3 million in the year ended December 31, 2001 to $19.2 million in the year ended December 31, 2002. The decrease was due primarily to the decrease in revenue. During both 2001 and 2002 we wrote down material amounts of inventory. During the third quarter of 2001 we ceased marketing certain product variants and we also undertook a detailed review of the levels and mix of related inventory. As a result we wrote down inventory in the third quarter of 2001 by $1.4 million. As a result of the decline in revenue for the first six months of 2002, we reassessed the levels of excess and obsolete inventory and decided to write down inventory by $2.0 million in the second quarter of 2002. Our gross margin was 18% in 2002 compared with 34% in 2001. The decline in gross margin was primarily a function of increased inventory provisions in 2002 and certain relatively fixed period costs being allocated to a relatively smaller revenue base.

Research and Development Expenses

Research and development expenses decreased 7% from $14.7 million in the year ended December 31, 2001 to $13.6 million in the year ended December 31, 2002. As part of our operating expense reduction programs introduced in the third quarters of 2001 and 2002, we re-focused our research and development priorities to lower our ongoing product development costs. We believe these cost savings will initially be offset by the additional research and development expenses that will be incurred to further develop the WipLL business, which was acquired in October 2002.

Sales and Marketing Expenses

Sales and marketing expenses decreased 34% from $15.5 million in the year ended December 31, 2001 to $10.1 million in the year ended December 31, 2002. The decline in sales and marketing expenses is primarily attributable to the decrease in revenue and the effect of our expense reduction programs. The Airspan Israel products are being sold though our existing sales network and there has been no material increase in sales costs arising out of the acquisition. In 2002 we wrote down receivables by $3.7 million due to our concerns with customers in Asia and Eastern Europe. During 2001 we wrote down receivables by $1.2 million.

General and Administrative Expenses

General and administrative expenses decreased 16% from $10.7 million in the year ended December 31, 2001 to $9.0 million in the year ended December 31, 2002. The decrease in general and administrative expenses was primarily the result of our cost reduction programs, including reductions in personnel and our relocation from our original headquarters in Sunrise Florida to smaller offices in Boca Raton.

Amortization of Goodwill and Intangibles

Amortization of goodwill and intangibles expense decreased 89% from $0.4 million in the year ended December 31, 2001 to $44 thousand in the year ended December 31, 2002. This reflects the full write down of all intangibles from the original set up of the company and the implementation of FAS 142, “Goodwill and Other Intangible Assets”, where goodwill in no longer amortized. The charge recorded during 2002 arises from the amortization of intangibles identified after our fourth quarter acquisition of Airspan Israel.

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

Interest and Other Income Net

Interest and other income, which decreased 22% from $3.1 million for the year ended December 31, 2001 to $2.4 million in the year ended December 31, 2002, consisted of interest earned on cash deposits with financial institutions, foreign exchange gains and losses on cash balances and the cost of purchasing foreign exchange contracts and options. The decrease in interest income arose from lower cash balances and lower interest rates in 2002. Amounts from interest income were partially offset by interest expense of $0.3 million in the year ended December 31, 2001 and $0.2 million in the year ended December 31, 2002. Interest expense decreased 51% in 2002 as a result of the repayment of debt.

Income Taxes

In general we did not record an income tax benefit for the tax losses generated because we have experienced operating losses since inception. The 2001 tax credit provision of $3.0 million includes a $2.7 million credit to offset the income tax expense recorded on our extraordinary gain and a $0.2 million income tax benefit for U.S. tax losses offset against previous years’ federal income taxes paid on intercompany interest income. The 2002 tax credit relates to the receipt of $2.9 million from the United Kingdom tax authorities in lieu of carrying forward tax losses related to research and development costs. The company has surrendered $12 million of carry forward tax losses in the U.K. as a result.

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

Net Loss

For the reasons described above, our Net loss increased by 49% from $18.8 million in 2001 to $28.1 million in 2002.

Liquidity and Capital Resources

As of December 31, 2003, we had cash and cash equivalents totaling $33.9 million and $1.6 million of restricted cash that is held as collateral for performance guarantees on customer and supplier contracts and with landlords. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments.

Since inception, we have financed our operations through private sales of convertible preferred stock, which totaled $117.3 million (net of transaction expenses) and an initial public offering of common stock, which we completed on July 25, 2000. In that offering, we issued 6,325,000 shares of common stock for approximately $86 million in cash (net of underwriting discounts, commission and other expenses). We have used the net proceeds of the offering for working capital and other general corporate purposes.

At December 31, 2003, we had no outstanding debt, compared to $2.5 million at December 31, 2002.

Until we are able to generate cash from operations, if ever, we intend to use our existing cash resources to finance our operations. We believe we have sufficient cash resources to finance our operations for at least the next twelve months.

For the year ended December 31, 2003, we used $17.7 million cash in operating activities compared with $12.9 million for the year ended December 31, 2002. The difference between our net loss of $29.5 million and the $17.7 million cash used in operating activities principally arose from non-cash depreciation and amortization of $2.7 million and tighter working capital control. During 2003 we reduced our inventory by $8.0 million and our receivables by $1.8 million.

The net cash provided in investing activities for the year ended December 31, 2003 of $5.1 million arose from the sale of investment securities of $5.1 million along with net cash proceeds from acquisitions of $1.8 million, partially offset by capital equipment purchases of $1.8 million.

Our financing cash flow for the year ended December 31, 2003 was a net outflow of $1.7 million. The outflow arose from a repayment of long term debt of $2.4 million and a $0.4 million purchase of treasury stock partially offset by a $0.6 million decrease in restricted cash and net proceeds from issuance of common stock of $0.4 million. Restricted cash increases whenever the Company issues a guarantee secured by cash collateral and decreases whenever such a guarantee is cancelled or expires according to its terms.

For the year ended December 31, 2003, our Cash and Cash Equivalents decreased by an aggregate of $14.2 million for the reasons described above. We do not expect the Proximity business to increase our expected cash usage in the year ended December 31, 2004. See “Risk Factors — We have recently acquired Nortel Networks....”.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2003, are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
	Total	2004	2005 - 2006	2007 - 2008	2009 & thereafter
Contractual obligations
Operating lease obligations	$ 7,538	$1,670	$2,591	$1,766	$1,511
Purchase obligations (1)	8,228	8,228	—	—	—
	$15,766	$9,898	$2,591	$1,766	$1,511

__________

(1)

 As of December 31, 2003, the Company had commitments with its main sub contract manufacturers under various purchase order and forecast arrangements, to a value of $8,105 and with other suppliers for capital equipment, to a value of $123.

The Company has bank guarantees with its landlords, customers totaling $1,435 at December 31, 2003. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. These pledges have been classified as restricted cash.

We have no material commitments other than operating leases, supplier purchase commitments and forward exchange contracts mentioned herein. See “ITEM 7A” and “Note 12 of the Notes to the Financial Statements”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of December 31, 2002 and 2003 we had cash and cash equivalents, restricted cash and short-term investments of $55.4 million and $35.5 million, respectively. Of these amounts, in 2002, $5.1 million related to investments with purchase to maturity dates between 90 and 365 days ($0 in 2003). Substantially all of the remaining amounts consisted of highly liquid investments with purchase to maturity terms of less than 90 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from December 31, 2003 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

For the year ended December 31, 2003, 96.8% of our sales were denominated in U.S. dollars and the remaining 3.2% were predominantly denominated in euro. Comparatively for the year ended December 31, 2002, 95.0% of our sales were denominated in U.S. dollars, 2.7% were denominated in Australian dollars, and the remaining 2.3% were denominated predominantly in euro. Our total euro-denominated sales for the year ended December 31, 2003 were € 0.8 million (US$0.9 million), which were recorded at an average exchange rate of $1U.S. = € 0.8892 compared to total euro-denominated sales for the year ended December 31, 2002 of € 0.5 million (U.S.$0.5 million) which were recorded at an average exchange rate of $1U.S.= € 1.0700. Although our total Australian dollar-denominated sales for the year ended December 31, 2003 were insignificant our total Australian dollar-denominated sales for the year ended December 31, 2002 were AUS $1.3 million, which were recorded at an average exchange rate of $1U.S.=AUS$1.8524. If the average exchange rates used had been higher or lower during 2003 by 10% they would have decreased or increased the total non-US dollar-denominated sales value by $0.1 million. We expect the proportions of sales in Australian dollars and euro to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not factor in changes in sales volumes.

Since May 2000, we have from time to time entered into fair value currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than U.S. dollars. We do not enter into any currency hedging activities for speculative purposes. There was no impact from such contracts during 2003 on earnings, nor were there any fair value hedges outstanding at December 31, 2003. We will continue to monitor our foreign currency exposures and may modify our hedging strategies, as we deem appropriate.

We have also entered into cash flow currency hedges. Our operating results are affected by moves in foreign currency exchange rates, particularly the rate between U.S. dollars and U.K. pounds sterling and the U.S. dollar and the Israeli shekel. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and Israeli shekels.

To manage our pound foreign currency risk we have, at various times in 2001, 2002 and 2003, forecast our likely net spending in non U.S. dollars until December 31, 2004 and, based on these forecasts, we have entered into forward exchange contracts to cover at least 80% of the projected exposure.

We have entered into the following forward exchange contracts:

•	In October 2001, we entered into a forward exchange contract to purchase 10.0 million pounds sterling at an average exchange rate of $1U.S. = 0.7019 pounds sterling in eight equal amounts, from May 2002 to December 2002. At December 31, 2003 there were no contracts outstanding.

•	In May 2002, we entered into a forward exchange contract to purchase 7.5 million pounds sterling at an average exchange rate of $1U.S. = 0.6927 pounds sterling in six equal amounts, from January 2003 to June 2003. At December 31, 2002 these were outstanding at an average exchange rate of $1U.S. = 0.6927 pounds sterling. At December 31, 2003 there were no contracts outstanding.

•	In November 2002, we entered into a forward exchange contract to purchase 6.0 million pounds sterling at an average exchange rate of $1U.S. = 0.6421 pounds sterling in six equal amounts, from July 2003 to December 2003. At December 31, 2002 these were outstanding at an average exchange rate of $1U.S. = 0.6421 pounds sterling. At December 31, 2003 there were no contracts outstanding.

•	In May 2003, we entered into a forward exchange contract to purchase 4.5 million pounds sterling at an average exchange rate of $1U.S. = 0.6326 pounds sterling in six equal amounts, from January 2004 to June 2004. At December 31, 2003 these were outstanding at an average exchange rate of $1U.S. = 0.6326 pounds sterling.

•	In September 2003, we entered into a forward exchange contract to purchase 3.6 million pounds sterling at an average exchange rate of $1U.S. = 0.6489 pounds sterling in six equal amounts, from July 2004 to December 2004. At December 31, 2003 these were outstanding at an average exchange rate of $1U.S. = 0.6489 pounds sterling.

The total forward purchases of pounds sterling for the year ended December 31, 2003, was 13.5 million pounds sterling, and we paid expenses in local currency of approximately 14.2 million pounds sterling over the same period.

The effectiveness of the contracts as a hedge was therefore 100%. If the expenses in pounds sterling had not been hedged and the average exchange rates had been higher or lower by 10%, the pound-sterling denominated operating expenses would have decreased or increased by $2.0 million.

During the year ended December 31, 2003 we paid expenses in Israeli Shekels of 37.4 million Israeli Shekels. Non of these expenses have been hedged. If the average exchange rates had been higher or lower by 10%, the Israeli Shekel operating expenses would have decreased or increased by $0.8 million for the year ended December 31, 2003.

For the years ended December 31, 2003 and 2002 we incurred the majority of our cost of revenue in U.S. dollars.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Supplementary Data are included on pages F-1 to F-28.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report, an evaluation was performed under the supervision and with the participation of Airspan’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Airspan’s disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(3) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Our evaluation included our recently acquired Proximity business acquired from Nortel Networks on December 23, 2003. Prior to acquisition, the Proximity business operated as a division within Nortel Networks.

Since acquisition, we have focused on integrating the procedures and controls of the Proximity business. We performed additional procedures to substantiate the financial information of the Proximity business in this report and, as a result, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures were effective.

Except as mentioned above, there have been no significant changes in Airspan’s internal controls over financial reporting that occurred during Airspan’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, Airspan’s internal control over financial reporting. However, we are continuing to analyze, and expect to make changes in, the controls and procedures in place for our recently acquired Proximity business.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information regarding the names, ages and business experience of our executive officers and directors required by this Item is furnished in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant”. All other information required by this Item, except the information regarding our code of conduct provided below, is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2003.

Code of Conduct

We maintain a code of conduct (the “Code”) that applies to our Directors, our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, as well as to all of our other employees of the company. This Code, a copy of which is available on our web site at www.airspan.com, addresses, among other things: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) compliance with applicable governmental laws, rules, and regulations; (iii) the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; (iv) accountability for adherence to the Code; and (v) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the Commission and in other public communications we make. In the event we ever waive compliance by our Directors, our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller with the Code, we will disclose the waiver on our website at the web address provided above. (The URL above is intended to be an inactive textual reference only. It is not intended to be an active hyperlink to our website. The information on our website, which might be accessible through a hyperlink resulting from this URL, is not and is not to be part of this report and is not incorporated herein by reference).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item and Item 403 of Regulation S-K is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2003. The information required by this Item and Item 201(d) of Regulation S-K is furnished in Item 5 of this Annual Report on Form 10-K under the caption “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)  Financial Statements

(2)  Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts for the year ended December 31, 2001, 2002 and 2003	II-1

(3)  Exhibits and Reports on Form 8-K

(a) Exhibits.

Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

AIRSPAN NETWORKS INC.

EXHIBIT INDEX
Year Ended December 31, 2003

3.1	Amended and Restated Articles of Incorporation of Airspan (1)
3.2	Amended and Restated Bylaws of Airspan*
4.1	Form of Airspan’s common stock certificate (2)
10.1	1998 Stock Option and Restricted Stock Plan (2)
10.2	2000 Employee Stock Purchase Plan (2)
10.3	Employment Agreement with Eric Stonestrom (3), (4)
10.4	Employment Agreement with Jonathan Paget (3), (4)
10.5	Employment Agreement with Peter Aronstam, as amended (4), (5), (7)
10.6	2001 Supplemental Stock Option Plan (5)
10.7	Employment Agreement with Henrik Smith-Petersen (4), (7)
10.8	Employment Agreement with David Brant (4), (7)
10.9	2003 Supplemental Stock Option Plan*
10.10	Purchase and License Agreement, dated as of March 20, 2003, as amended on September 15, 2003 by and between Nortel Networks de Mexico , S.A. de C.V. and Axtel, S.A. de C.V.* (6)
10.11	Product Supply Agreement, dated as of December 23, 2003 by and between Airspan Networks, Inc. and Nortel Networks Limited* (6)
21	Subsidiaries of registrant (7)
23.1	Consent of Ernst & Young LLP, Independent Auditors*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to Airspan’s Form 10-Q for the three months ended September 30, 2001

(2)	Incorporated by reference to Airspan’s Registration Statement on Form S-1 (333-34514) filed July 18, 2000

(3)	Confidential treatment granted for portions of this agreement.

(4)	Management Agreement or Compensatory Plan or Arrangement

(5)	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2000

(6)	Confidential treatment requested for portions of this agreement

(7)	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2002

(b) Reports on Form 8-K.

The following current reports were filed on Form 8-K since the third quarter of 2003:

(1)	On November 10, 2003, a Current Report was filed under Item 7 and Item 12 of Form 8-K related to the Company’s third quarter financial results.

(2)	On December 29, 2003, a Current Report was filed under Item 2 and Item 7 of Form 8-K related to the acquisition of the Fixed Wireless Access business from Nortel Networks.

(3)	On February 5, 2004, a Current Report was filled under Item 7 and Item 12 related to the Company’s fourth quarter financial results.

(4)	On March 8, 2004, a Current Report was filed on Item 2 and Item 7 of Form 8-K/A related to the acquisition of the Fixed Wireless Access business from Nortel Networks.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Airspan has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, Florida, on the 30th day of March 2004.

Airspan Networks Inc. By: /s/ Eric D. Stonestrom Eric D. Stonestrom, President and Chief Executive Officer

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

Signature	Title	Dated
/s/ Eric D. Stonestrom Eric D. Stonestrom	Chief Executive Officer, Director (Principal Executive Officer)	March 30, 2004
/s/ Matthew J. Desch Matthew J. Desch	Chairman of the Board of Directors	March 30, 2004
/s/ Peter Aronstam Peter Aronstam	Senior Vice President, Finance; Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004
/s/ H. Berry Cash H. Berry Cash	Director	March 30, 2004
/s/ Guillermo Heredia Guillermo Heredia	Director	March 30, 2004
/s/ Thomas S. Huseby Thomas S. Huseby	Director	March 30, 2004
/s/ David Twyver David Twyver	Director	March 30, 2004
/s/ Michael T. Flynn Michael T. Flynn	Director	March 30, 2004

REPORT OF INDEPENDENT AUDITORS

To: The Stockholders and Board of Directors

Airspan Networks Inc.

We have audited the accompanying consolidated balance sheets of Airspan Networks Inc. and its subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Airspan Networks Inc. and its subsidiaries at December 31, 2002 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Ernst & Young LLP

London, England
February 4, 2004

AIRSPAN NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31, 2002	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$48,167	$33,926
Restricted cash	2,146	1,588
Short term investments	5,074	—
Accounts receivable, less allowance for doubtful accounts of $4,531 in 2002 and $5,207 in 2003	14,328	12,509
Unbilled accounts receivable	152	54
Inventory	17,627	18,215
Prepaid expenses and other current assets	3,914	4,570
Total current assets	91,408	70,862
Property, plant and equipment, net	4,137	3,736
Goodwill, net	784	3,136
Intangible assets, net	626	4,554
Other non current assets	906	984
Total assets	$97,861	$83,272
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,759	$7,751
Accrued taxes	481	449
Deferred revenue	772	989
Customer advances	150	15,070
Other accrued expenses	8,099	10,000
Current portion of long-term debt	2,500	—
Total current liabilities	19,761	34,259

Commitments (see note 12)

Stockholders’ equity
Common stock, $0.0003 par value; 50,000,000 shares authorized in 2002 and 2003: 35,538,482 issued in 2002 and 36,314,410 issued in 2003	10	11
Note receivable — stockholder	(130)	(130)
Additional paid in capital	214,727	215,209
Treasury Stock; 412,486 shares held in 2002 and 834,560 shares held in 2003	(405)	(797)
Accumulated other comprehensive income	1,562	1,839
Accumulated deficit	(137,664)	(167,119)
Total stockholders’ equity	78,100	49,013
Total liabilities and stockholders’ equity	$97,861	$83,272

The accompanying notes are an integral part of these financial statements.

AIRSPAN NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003
Revenue	$37,422	$25,930	$30,651
Cost of revenue	(23,291)	(19,241)	(22,945)
Inventory provision	(1,417)	(2,001)	(4,746)
Gross profit	12,714	4,688	2,960
Operating expenses:
Research and development	14,667	13,642	14,395
Sales and marketing	15,504	10,141	10,389
Bad debt expense	1,207	3,680	946
General and administrative	10,735	8,969	8,741
Amortization of goodwill	125	—	—
Amortization of intangibles	300	44	172
Restructuring provision	1,235	1,420	750
Total operating expenses	43,773	37,896	35,393
Loss from operations	(31,059)	(33,208)	(32,433)
Interest expense	(326)	(161)	(38)
Interest and other income	3,052	2,369	3,021
Loss before income taxes	(28,333)	(31,000)	(29,450)
Income tax credits (expenses)	3,018	2,862	(5)
Loss before extraordinary items	(25,315)	(28,138)	(29,455)
Extraordinary item
Gain on extinguishment of debt	9,244	—	—
Income tax charge on gain	(2,773)	—	—
Net loss	$(18,844)	$(28,138)	$(29,455)
Net loss per share — basic and diluted
Loss before extraordinary item	$(0.73)	$(0.80)	$(0.84)
Extraordinary item, net of taxes	0.19	—	—
Net loss per share	$(0.54)	$(0.80)	$(0.84)
Weighted average shares outstanding — basic and diluted	34,810,311	35,258,645	35,073,315

The accompanying notes are an integral part of these financial statements.

AIRSPAN NETWORKS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common Stock
	Shares	Par value	Additional paid in capital	Treasury stock	Note receivable stockholder	Accumulated other comprehensive income	Accumulated deficit	Total
At January 1, 2001	34,692,331	$10	$214,066	—	$(180)	$441	$(90,682)	$123,655
Comprehensive Loss:
Net loss for the year			—	—	—	—	(18,844)	(18,844)
Other Comprehensive Income:
Movement in the fair value of cash flow hedges
Unrealized gains on foreign currency cash flow hedges			—	—	—	521	—
Less: reclassification of adjustment for gains realized in net income			—	—	—	(504)	—
						17		17
Comprehensive loss for the year			—	—	—	—	—	(18,827)
Issuance of common stock under the employee share purchase plan	157,094		247	—	—	—	—	247
Exercise of stock options	270,774		178	—	—	—	—	178
At December 31, 2001	35,120,199	$10	$214,491	—	$(180)	$458	$(109,526)	$105,253
Comprehensive Loss:
Net loss for the year			—	—	—	—	(28,138)	(28,138)
Other Comprehensive Income:
Movement in the fair value of cash flow hedges
Unrealized gains on foreign currency cash flow hedges			—	—	—	2,041	—
Less: reclassification of adjustment for gains realized in net income			—	—	—	(937)	—
						1,104		1,104
Comprehensive loss for the year			—	—	—	—	—	(27,034)
Decrease in notes receivable					50	—	—	50
Issuance of common stock under the employee share purchase plan	274,411		193	—	—	—	—	193
Exercise of stock options	143,872		43	—	—	—	—	43
Purchase of own shares	(412,486)			$(405)				(405)
At December 31, 2002	35,125,996	$10	$214,727	$(405)	$(130)	$1,562	$(137,664)	$78,100
Comprehensive Loss:
Net loss for the year			—	—	—	—	(29,455)	(29,455)
Other Comprehensive Income:
Movement in the fair value of cash flow hedges
Unrealized gains on foreign currency cash flow hedges			—	—	—	1,952	—
Less: reclassification of adjustment for gains realized in net income			—	—	—	(1,675)	—
						277		277
Comprehensive loss for the year			—	—	—	—	—	(29,178)
Issuance of common stock under the employee share purchase plan	531,164	1	369	—	—	—	—	370
Exercise of stock options	244,765		112	—	—	—	—	112
Purchase of own shares	(422,074)			(392)	—	—	—	(392)
At December 31, 2003	35,479,851	$11	$215,209	$(797)	$(130)	$1,839	$(167,119)	$49,013

The accompanying notes are an integral part of these financial statements.

AIRSPAN NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,844)	$(28,138)	$(29,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,093	3,314	2,701
Gain on settlement of long-term debt	(9,252)	—	(125)
Loss on sale of fixed assets	28	137	—
Accretion of interest on notes payable	109	—	—
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	(9,448)	9,840	1,819
(Increase)/decrease in inventories	(3,741)	(2,039)	7,962
(Increase)/ decrease in other current assets	(1,092)	2,635	112
(Decrease)/ increase in accounts payable	(82)	1,088	(16)
(Decrease)/increase in deferred revenue	(420)	132	101
Increase/(decrease) in other accrued expenses	1,034	108	(674)
Increase in non current assets	—	—	(78)
Net cash used in operating activities	(37,615)	(12,923)	(17,653)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,229)	(1,111)	(1,791)
Proceeds from the sale of property and equipment	49	—	—
Purchase of investment securities	(50,040)	(5,984)	—
Proceeds from sale of investments securities	33,400	17,550	5,074
Cost of acquisitions, net of cash acquired	—	(1,920)	1,855
Net cash (used)/provided in investing activities	(19,820)	8,535	5,138
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	247	193	369
Purchase of treasury stock	—	(405)	(392)
Payment of short-term debt	(849)	—	—
Payment on long-term debt, including capital lease obligations	(9,778)	(90)	(2,375)
Exercise of stock options	178	43	114
Decrease in notes receivable from stockholders	—	50	—
Restricted cash movement	5,917	(856)	558
Net cash used by financing activities	(4,285)	(1,065)	(1,726)
Decrease in cash and cash equivalents	(61,720)	(5,453)	(14,241)
Cash and cash equivalents, beginning of period	115,340	53,620	48,167
Cash and cash equivalents, end of period	$53,620	$48,167	$33,926
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$318	$161	$26
Income taxes paid	$7	$2	$5

The accompanying notes are an integral part of these financial statements.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

1. THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company is a global supplier of broadband fixed wireless access equipment that allows communications service providers, internet service providers and other telecommunications users such as utilities and enterprises to cost effectively deliver high-speed data and voice services using radio frequencies rather than wires. The Company’s systems are based on a number of digital wireless techniques, that can be deployed rapidly and cost effectively, providing an alternative or complement to traditional copper wire, cable, or fiber-optic communications access networks. The Company’s products also include software tools that optimize geographic coverage and provide ongoing network management. To facilitate the deployment and operation of its systems, the Company also offers network installation, training and support services. The Company’s main operations are in Uxbridge, United Kingdom, and Airport City, Israel, with corporate headquarters in Boca Raton, Florida, U.S.A.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant inter-company transactions and balances have been eliminated on consolidation.

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

Accounts Receivable

Accounts receivable represent receivables from customers in the ordinary course of business. These are recorded at the invoiced amount and do not bear interest. Receivables are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. The Company regularly analyzes its customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The Company records reserves for bad debt based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. At December 31, 2003 and 2002, the allowance for doubtful accounts was $5.2 million and $4.5 million, respectively.

Fair value of financial instruments

The financial instruments of the Company consist mainly of cash and cash equivalents, restricted cash, short term investments, accounts receivable, accounts payable, promissory notes, foreign currency forward contracts and foreign currency options. The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other techniques, which are significantly affected by assumptions used concerning the amount and timing of, estimated future cash flows and discount rates, which reflect varying degrees of risk. There were no financial instruments at December 31, 2003. Specifically, the fair value of long-term debt instruments reflects a current yield valuation based on a 1.48% borrowing rate at December 31, 2002. The fair value of foreign currency forward contracts reflect the present value of the potential gain or loss if settlement were to take place on December 31, 2003. Accordingly, the estimates that follow are not necessarily indicative of the amounts that the Company realized in a current market exchange.

At December 31, 2002 and 2003, the carrying amount of all financial instruments approximates fair value with the following exception:

	2002		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Long term debt due within one year	$2,500	$2,585	$—	$—

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

Our foreign exchange option contracts are designated as hedging the exposure to changes in the fair value of a recognized asset and the gain or loss is recognized in income in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. There were no outstanding option contracts at December 31, 2003.

Our foreign exchange forward contracts are designated as hedging the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the forecast transaction affects earnings. Any ineffective portion of the derivatives gain or loss is reported in interest and other income as it arises. In the years 2002 and 2003 there were no ineffective portions. Our cash flow hedges are being used to manage our pound sterling foreign currency risk, primarily on our U.K. based employee salaries and other U.K. expenses. Our U.K. salaries and expenses are accounted for each month and therefore reclassification into earnings from comprehensive income will occur every month. At December 31, 2003 there were twelve monthly contracts outstanding to purchase a total of 8.1 million pounds sterling up until December 2004.

During 2003, 2002 and 2001 the Company recorded a net unrealized gain in other comprehensive income of $277, $1,104 and $17 respectively related to derivatives that were designated as cash flow hedging instruments. The tax effects of comprehensive income or loss were not considered material for the years ended December 31,

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

2001, 2002 and 2003. Based on the exchange rate at December 31, 2003, the Company would expect to reclassify as gains to earnings during the next twelve months $1,839 from other comprehensive income.

Realized gains and losses arising from fair value and cash flow hedges are reported in interest and other income.

The foreign exchange forward contracts hedge our U.K. expenses through December 2004.

The total forward purchases of pounds sterling for the year ended December 31, 2003, was 13.5 million pounds sterling, and we paid expenses in local currency of approximately 14.2 million pounds sterling over the same period. The hedge contracts are therefore recorded as being 100% effective.

The fair value of foreign exchange forward and options contracts are determined using published rates.

Inventories

Inventories are stated at the lower of cost or market value. Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

Raw materials, consumables and goods for resale — average cost

Work in progress and finished goods — cost of direct materials, labor and allocated manufacturing overhead

Property, plant and equipment

Property plant and equipment are stated at cost. Depreciation is provided on all tangible fixed assets at rates calculated to write off the cost, less estimated residual value based on prices prevailing at the date of acquisition, of each asset evenly over its expected useful life, as follows:

Leasehold improvements — over the minimum lease term

Plant, machinery and equipment — over 2 to 5 years

Furniture and fixtures — over 4 to 5 years

Identifiable intangible assets

Intangible assets other than goodwill are amortized using the straight-line method over their estimated period of benefit, ranging from one to five years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. All of the Company’s intangible assets other than goodwill are subject to amortization. At least annually, the Company tests its identified intangible assets for impairment. In addition, the Company also tests such intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of identified intangible assets may not be recoverable. In performing the impairment test, the Company compares the carrying value of the identified intangible assets with the expected future discounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. Any impairment provisions recognized are permanent and may not be restored in the future. No impairment expense was recognized in either 2003, 2002 or 2001.

Goodwill arising on business combinations

Beginning in fiscal 2002 with the adoption of Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized, but is instead tested for impairment at least annually. Prior to fiscal 2002, goodwill was amortized using the straight-line method over its estimated period of benefit. At least annually, the Company tests its goodwill for impairment. In addition, the Company also tests its goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. In performing the impairment test, the Company compares the carrying value of the goodwill with

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

the expected future discounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. Any impairment provisions recognized are permanent and may not be restored in the future. No impairment expense was recognized in either 2003, 2002 or 2001.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows. Estimates of expected future cash flows represent Management’s best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is determined by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. No impairment expense was recognized in 2001, 2002 or 2003.

Restricted cash

Restricted cash consists of cash pledged as collateral to secure the guarantees described in note 12.

Research and development

All research and development expenditures are charged to research and development expense in the period incurred. Generally accepted accounting principles require the capitalization of certain software development costs after technological feasibility of the software is established. In the development of the Company’s new products and enhancements to existing products, the technological feasibility of the software is not established until substantially all product development is complete, including the development of a working model. Internal software development costs that were eligible for capitalization in 2001, 2002 and 2003 were insignificant and were charged to research and development expense in the accompanying statements of operations.

Revenue recognition

General

The company recognizes revenue pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition. Accordingly, revenues are recognized when all of the following conditions are met:

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

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

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

Contingencies

Guarantees

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial condition and did not result in any additional liabilities as of December 31, 2003 associated with guarantees covered by this interpretation.

Warranty

The Company provides a limited warranty for periods, usually ranging from twelve to twenty-four months, to all purchasers of its new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and is amortized over the warranty period. Management believes that the amounts provided for are sufficient for all future warranty cost on equipment sold through December 31, 2003 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in the Company’s product warranty liabilities was as follows for the year ended December 31, 2003.

	Balance at beginning of period	Accrual for warranties issued during the period	Accruals related to pre-existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period
Year ended December 31, 2003
Product warranty liability	$600	$630	$(65)	$(513)	$652

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

Other guarantees

The Company had delivered to its landlords and customers bank guarantees aggregating to $2,146 at December 31, 2002 and had delivered to its landlords bank guarantees aggregating to $1,435 at December 31, 2003. The foregoing figures represent the maximum potential amount of future payments the Company could be required to make under these guarantees. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. These pledges have been classified as restricted cash. The Company has not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote.

Legal claims

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants Airspan, Eric D. Stonestrom (our President and Chief Executive Officer), Joseph J. Caffarelli (our former Senior Vice President and Chief Financial Officer), Matthew Desch (our Chairman) and Jonathan Paget (our Executive Vice President and Chief Operating Officer) together with certain underwriters of our July 2000 initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, Plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The actions seek damages in an unspecified amount.

This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10b claim against us, but allowed the Section 11 claim to proceed. Airspan has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between Airspan, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement contemplated by the MOU provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. Airspan would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. It is anticipated that any potential financial obligation of Airspan to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, Airspan does not expect that the settlement will involve any payment by Airspan. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court. We cannot opine as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

On February 28, 2003, a Class Action Complaint was filed in the United States District Court for the Southern District of Florida naming as defendants Airspan, Eric D. Stonestrom, and Joseph J. Caffarelli together with Credit Suisse First Boston (“CSFB”), an underwriter of our July 2000 initial public offering, as well as various CSFB related entities and various CSFB employees. On June 19, 2003, Plaintiffs filed an Amended Complaint against the Company seeking damages in an unspecified amount but voluntarily dismissed the individual defendants. On July 21, 2003 plaintiffs voluntarily dismissed Airspan from the case.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

Shipping and handling costs

Shipping and handling costs are included within cost of sale.

Foreign currency transactions

The group’s functional currency is the U.S. dollar. Transactions in currencies other than U.S. dollars are converted at the monthly average exchange rate in effect on the date of the transaction.

Monetary assets and liabilities denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rate of exchange on the balance sheet date. Transactional gains and losses arising from transactions not denominated in U.S. dollars are recognized in the consolidated statement of operations as other income or expense. The net value of exchange gains and losses during the year ended December 31, 2003 was $2.5 million of which $1.7 million related to the reclassification of our forward exchange contracts gains from part of other comprehensive income into part of net income.

Advertising costs

Advertising costs are expensed at the time the promotion is held or the advertisement is first aired. Advertising expenses amounted to $379 in 2003, $625 in 2002 and $1,176 in 2001. There were no prepaid advertising expenditures at December 31, 2003 and $42 at December 31, 2002.

Comprehensive Income

The Company reports comprehensive income or loss in accordance with the provisions of Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Tax effects of other comprehensive income or loss are not considered material for any period.

Pension, post retirement and post employment benefits.

The Company contributes to a defined contribution pension plan for all eligible employees. The Company recorded pension expense of $645, $801 and $1,193 in, 2001, 2002 and 2003, respectively. The increase in pension expenses between 2001 and 2002 and between 2002 and 2003 related primarily to the Company’s employment of additional staff as a result of its acquisition of Airspan Israel at the beginning of the fourth quarter of 2002.

Concentration of credit risk

Financial instruments, which potentially subject Airspan to concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Airspan places its cash equivalents and short-term investments only in highly rated financial instruments. Airspan’s accounts receivable are derived from sales of fixed wireless access products and approximately 87%, 89% and 97% of product sales were to non-U.S. customers for the year ended December 31, 2001, 2002 and 2003 respectively. During the year ended December 31, 2003 88% our net income arose from operations outside the United States. Airspan generally requires a dollar irrevocable letter of credit for the full amount of significant sales to be in place at the time of shipment, except in cases where credit risk is considered to be acceptable. Airspan’s top three customers accounted for 24.1% of revenue in 2001, 47% of revenue in 2002 and 32.4% of revenue in 2003. In 2001, the Company received 79% of goods for resale from two suppliers, Flextronics International and Universal Scientific Industrial Co. In 2002, the Company received 70% of goods for resale from three suppliers, Flextronics International and Universal Scientific Industrial Co and Solec

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

tron Scotland Ltd. In 2003, the Company received 79% of goods for resale from two suppliers, Flextronics International and Solectron Scotland Ltd. These suppliers act as sub-contractors to manufacture a substantial part of Airspan’s product for resale.

Stock based compensation

At December 31, 2003 the Company has three stock-based employee compensation plans and one employee share purchase plan, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No.25 Accounting for Stock issued to Employees, and related interpretations and values stock based compensation via the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation.

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003
Net income, as reported	$(18,844)	$(28,138)	$(29,455)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,192)	(1,111)	(1,928)
Pro forma net income	$(25,036)	$(29,249)	$(31,383)
Earnings per share — basic and diluted:
Net loss per share	$(0.54)	$(0.80)	$(0.84)
Pro forma net loss per share	$(0.72)	$(0.83)	$(0.89)

The weighted average fair value of the options at their grant date was $2.54 during 2001, $0.52 during 2002 and $1.74 during 2003. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the assumptions used in the model:

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003
Risk-free interest rate	4.40%	1.99%	2.10%
Expected years until exercised	5	5	4
Expected dividend yield	—	—	—
Expected volatility	108%	117%	109%

The pro forma effect of applying SFAS 123 is not likely to be representative of the effects on reported net income or loss for future years.

Segment reporting

During the periods, the Company operated as a single segment, being the development and supply of fixed wireless access systems and solutions.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year presentations. The reclassifications are cash and cash equivalents to short term investments and customer advances out from deferred revenue in 2002.

Recent Accounting Pronouncements

In July 2003, the EITF reached a tentative conclusion on EITF No. 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers. EITF No. 03-10 states that certain sales incentive arrangements are not subject to the guidance in EITF No. 02-16. EITF No. 03-10 also requires disclosure of the accounting policy with respect to vendors’ sales incentive arrangements. EITF No. 03-10 is effective for fiscal years beginning after December 15, 2003. The Company is evaluating the impact of adopting this pronouncement, but does not expect it to have a material impact on its consolidated financial position or results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB No. 104 rescinds portions of SAB No. 101, Revenue Recognition in Financial Statements. The Company has applied the provisions of SAB No. 104 in 2003, which did not have a material impact on the Company’s consolidated financial position or results of operations.

2.  THE ACQUISITION OF THE FIXED WIRELESS ACCESS (“PROXIMITY”) BUSINESS OF NORTEL NETWORKS

On December 23, 2003, the Company completed an agreement with Nortel Networks to acquire the fixed wireless access business of Nortel Networks known as “Proximity” in accordance with the terms and conditions of a contemporaneously executed and delivered Purchase and Sale Agreement. The final purchase price of approximately $13.1 million was offset at closing against customer prepayments totaling approximately $14.9 million transferred to Airspan as part of the transaction. Airspan assumed the product supply obligations associated with the customer prepayments and certain other liabilities and obligations of Nortel Networks relating to the Proximity business sold to Airspan. As part of the transaction, Airspan acquired Nortel Networks’ inventory relating to the Proximity business as well as existing assets associated with the manufacture, development and support of the Proximity product line. In addition, Airspan agreed to hire Nortel Networks workforce directly employed in the Proximity business, which at closing totaled 26 persons who are currently located in Maidenhead, England and Sunrise, Florida. Airspan also assumed Nortel Networks current manufacturing obligations for the assembly and final testing of Proximity products. This business combination has been accounted for under the purchase method and the results of operations of Proximity are included in the consolidated income statement of the Company from December 23, 2003 to December 31, 2003.

The primary reasons for the acquisition were as follows

•	To solidify the Company’s position in the fixed-wireless market.

•	To give the Company a strong presence in every major market in the world, along with the increased status that comes with the servicing of such well-recognized customers.

•	To enable the Company to leverage its product range to existing Proximity customers.

•	To increase the Company’s revenue streams and lower its cash usage.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

The following table represents the purchase price allocation

Calculation of purchase price:

	Cash consideration	Accrued costs	Total
Initial purchase price	$12,850	—	$12,850
Working capital adjustment	241	—	241
Acquisition costs	—	$800	800
Total purchase price	$13,091	$800	$13,891

Preliminary allocation of purchase price:

	Historical book value	Purchase price allocation / fair value adjustments	Fair value
Cash	$14,946	—	$14,946
Inventory	—	$8,550	8,550
Prepaid expenses and other current assets	393	—	393
Property, plant and equipment, net	—	419	419
Intangible assets, net
Patents	—	1,500	1,500
Customer contracts	—	2,600	2,600
Accounts payable	(8)	—	(8)
Deferred revenue	(93)	—	(93)
Customer advances	(14,946)	—	(14,946)
Other accrued expenses	—	(1,822)	(1,822)
Goodwill		2,352	2,352
Total purchase price			$13,891

In conjunction with the purchase of the Proximity business the Company implemented its plan to relocate the Proximity business from Maidenhead, England and Sunrise, Florida to the Company’s facilities in Uxbridge, England and Boca Raton, Florida. The Company recorded significant acquisition-related restructuring charges in connection with the relocation of the Proximity business.

	Accrued at acquisition	Paid in 2003	Accrued at December 31, 2003
Office closure costs	$520	—	$520

The relocation is expected to be completed by the third quarter of 2004.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

The table below shows the unaudited pro forma consolidated operating results of the Company for the periods indicated, as if the acquisition had occurred as of January 1, 2002.

	Year ended December 31, 2002	Year ended December 31, 2003
Revenue	$29,676	$38,941
Gross profit	5,812	5,447
Operating expenses	51,183	40,889
Loss from operations	(45,371)	(35,442)
Net loss	$(40,375)	$(32,915)
Net loss per share — basic and diluted
Net loss per share	$(1.15)	$(0.94)
Weighted average shares outstanding — basic and diluted	35,258,645	35,073,315

3. TAXATION

The income tax provision of $5 recorded in the year ended 31 December 2003 relates to a foreign branch of the UK company. The income tax benefit of $2,862 in the year ended 31 December 2002 was for tax credits received in respect of research and development expenditure in the UK in the period 1 April 2000 to 31 December 2001.

The Company did not record an income tax benefit for the remainder of the tax losses generated in any of the territories in which it operates because it has experienced operating losses since inception. At December 31, 2003 the Company had the following net operating loss carry-forwards:

Country	Net operating loss carry-forwards	Expiry terms
U.K.	$124,200	Does not expire
U.S.	11,500	Expires in 18 to 20 years
Australia	3,200	Does not expire
Israel	25,200	Does not expire
Other	2,300	Does not expire

Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2002	December 31, 2003
Net operating loss carry-forwards	$34,691	$44,213
Accruals and reserves	707	774
Fixed assets	1,084	1,602
	36,482	46,506
Valuation allowance	(36,482)	(46,506)
	$—	$—

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

The following is a reconciliation of income taxes, calculated at the US federal income tax rate, to the income tax benefit included in the accompanying consolidated statements of operation for each of the three years:

	December 31, 2001	December 31, 2002	December 31, 2003
Income tax at U.S. rates	$6,488	$10,540	$10,013
Difference between U.S. rate and rates applicable to subsidiaries in other jurisdictions	(201)	(851)	(1,792)
Difference between U.S. rate and rate applicable to U.K. R&D tax credits	—	(1,130)	—
Expenditure not deductible for tax purposes	1,349	(84)	(54)
Valuation allowance on tax benefits	(7,636)	(8,475)	(8,172)
Utilization of tax losses in U.S.	245	—	—
R&D tax credits in U.K.	—	2,862	—
Income tax benefit/(provision)	$245	$2,862	$(5)

Since the Company’s utilization of these deferred tax assets is dependent on future profits, a valuation allowance equal to the net deferred tax assets has been provided following the criteria under SFAS 109 as it is considered more likely than not that such assets will not be realized.

4. PROPERTY, PLANT AND EQUIPMENT

	December 31, 2002	December 31, 2003
Plant, machinery and equipment	$14,381	$15,920
Furniture and fixtures	632	705
Leasehold improvements	2,550	3,001
	17,564	19,626
Accumulated depreciation	(13,427)	(15,861)
	$4,137	$3,735

Depreciation expense totaled, $3,598 for the year ended December 31, 2001, $3,270 for the year ended December 31, 2002 and $3,515 for year ended December 31, 2003.

5. GOODWILL AND INTANGIBLES

On January 1, 2002, FAS 142, “Goodwill and Other Intangible Assets”, was implemented and as a result, the Company ceased to amortize approximately $0.8 million of goodwill. The Company performed an initial impairment as of January 1, 2002 and its annual impairment review during the fourth quarter of 2002 and 2003. The carrying value of goodwill has been compared to its implied fair value by using the expected present value of future cash flows. No impairment of goodwill was recorded during the years ended December 31, 2003 and 2002.

	December 31, 2002	December 31, 2003
Goodwill	$784	$3,136

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

	December 31, 2002 gross carrying amount	Accumulated amortization	Net	December 31, 2003 gross carrying amount	Accumulated amortization	Net	Weighted average amortization period in years
Intangibles
Customer contracts	$2,091	$(2,085)	$6	$4,691	$(2,091)	$2,600	5.0
Patent/developed technology	2,680	(2,060)	620	4,181	(2,226)	1,954	4.5
	$4,772	$(4,145)	$626	$8,872	$(4,317)	$4,554	4.8

Goodwill from business combinations represents the difference between the fair value of the identified net assets purchased and the purchase price. For each acquisition a detailed review is undertaken by management, which has primary responsibility, to estimate the fair values and remaining economic life for all material intangible assets. In addition to this review, independent experts may be used, as was done with the Proximity business acquisition, to estimate the fair value and remaining economic life of intangible assets.

The following intangible assets and goodwill were acquired as part of the acquisition of the Proximity business from Nortel Networks on December 23, 2003.

	Value	Amortization period in years
Goodwill	$2,352	Not amortized
Intangibles
Patented/developed technology	$1,500	5
Customer contracts	2,600	5
	$4,100

During 2003 and 2002 there were no unamortized intangible assets other than goodwill.

The estimated amortization expense for intangibles over the next five years is as follows:

For the year ended December 31,
2004	$985
2005	985
2006	944
2007	820
2008	820

The following table sets forth the loss before extraordinary items, net loss and loss per share adjusted to exclude amortization of goodwill as required under FAS 142:

	Year-to-date
	December 31, 2001	December 31, 2002	December 31, 2003
Adjusted:
Loss before extraordinary item	$(24,890)	$(28,138)	$(29,455)
Net loss	$(18,419)	$(28,138)	$(29,455)
Adjusted basic and diluted earnings per share:
Loss before extraordinary item	$(0.72)	$(0.80)	$(0.84)
Net loss	$(0.53)	$(0.80)	$(0.84)

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

Net loss and net loss per share adjusted to exclude amortization of goodwill is presented below:

	Year-to-date
	December 31, 2001	December 31, 2002	December 31, 2003
Reported net loss	$(18,844)	$(28,138)	$(29,455)
Add back:
Goodwill amortization	125	—	—
Assembled workforce amortization	300	—	—
Adjusted net loss	$(18,419)	$(28,138)	$(29,455)
Basic and diluted earnings per share:
Reported net loss	$(0.54)	$(0.80)	$(0.84)
Goodwill amortization	$0.00	—	—
Assembled workforce amortization	$0.01	—	—
Adjusted net loss	$(0.53)	$(0.80)	$(0.84)

Amortization of intangible assets amounted to $300 for the year ended December 31, 2001, $44 for the year ended December 31, 2002 and $172 for the year ended December 31, 2003.

6. SHORT TERM INVESTMENTS

The following is a summary of held to maturity securities:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
December 31, 2003
US Government Securities	$—	$—	$—	$—
US Municipal Bonds	—	—	—	—
	$—	$—	$—	$—
December 31, 2002
US Government Securities	$4,052	$7	$—	$4,059
US Municipal Bonds	1,022	3	—	1,025
	$5,074	$10	$—	$5,084

7. INVENTORY

Inventory consists of the following:

	December 31, 2002	December 31, 2003
Purchased parts and materials	$7,649	$10,688
Work in progress	1,351	1,084
Finished goods and consumables	8,627	6,443
	$17,627	$18,215

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

8. ACCOUNTS RECEIVABLE

Accounts receivable consists of:

	December 31, 2002	December 31, 2003
Amounts due within one year	$18,859	$17,716
Allowance for doubtful debts	(4,531)	(5,207)
	$14,328	$12,509

9. OTHER ACCRUED EXPENSES

	December 31, 2002	December 31, 2003
Warranty	$600	$652
Restructuring	1,054	1,539
Acquisition costs	180	549
Other	6,265	7,260
	$8,099	$10,000

10. ACCRUED RESTRUCTURING CHARGES

In 2001, the Company implemented a restructuring program to reduce operating expenses and recorded a charge of $1,200 in relation to this program. Included in this charge were costs related to excess facilities and severance payments. A further $167 was recognized as restructuring in the income statement in the first quarter of 2002.

In the third quarter of 2002, a new restructuring program was initiated to further reduce operating expenses. A charge of $278 was recorded in the quarter. Included in this charge were costs related to the write off of tradeshow equipment and severance payments. The total number of employees terminated as part of this restructuring program was 19 and all severance payments were made by the end of the second quarter of 2003.

In the fourth quarter of 2002 the decision was made to completely outsource all our manufacturing. As a result we recorded a $975 restructuring charge for the closure of our Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $368 was recognized as restructuring in the income statement in the fourth quarter of 2003 as the Company reassessed the ability to sublease the Riverside facility.

In the second quarter of 2003 an additional restructuring program was initiated to further lower operating expenses. The total cost expected to be incurred as part of this restructuring program was $763 arising from costs associated with facility closures and severance. During the second half of 2003 the expected cost to be incurred as part of this restructuring program was reassessed and adjusted to $413 as set out in the table below:

	Total expected to be incurred	Incurred during the year ended December 31, 2003	Cumulative incurred during the year ended December 31, 2003
	(unaudited)	(unaudited)	(unaudited)
2003 restructuring program
One-time termination benefits	$323	$268	$268
Contract termination costs	50	—	—
Other associated costs	40	30	30
	$413	$298	$298

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

The costs incurred during the year ended December 31, 2003 related to termination costs for 30 employees. All of these employees had left the Company by December 31, 2003. The Company will continue to implement its cost reduction program in 2004. This will include the closure of certain commercial offices and further elimination of employees. This plan is expected to be completed by the third quarter of 2004.

In conjunction with the purchase of the Proximity business the Company implemented its plan to relocate the Proximity business from Maidenhead, England and Sunrise, Florida to the Company’s facilities in Uxbridge, England and Boca Raton, Florida. The Company recorded significant acquisition-related restructuring charges in connection with the relocation of the Proximity business.

	Accrued at acquisition	Paid in 2003	Accrued at December 31, 2003
Office closure — other associated costs	$520	—	$520

The relocation is expected to be completed by the third quarter of 2004.

The restructuring charges and their utilization are summarized as follows:

	Balance at beginning of period	Restructuring charge	Accrued on acquisition	Utilized	Balance at end of period
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Year ended December 31, 2003
One-time termination benefits	$79	$342	—	$(421)	$—
Contract termination costs	825	397	—	(275)	947
Other associated costs	150	11	$520	(89)	591
	$1,054	$750	$520	$(785)	$1,539
Year ended December 31, 2002
Facility related	$307	$1,142	—	$(474)	$975
Severance and other	234	278	—	(433)	79
	$541	$1,420	—	$(907)	$1,054
Year ended December 31, 2001
Facility related	—	$551	—	$(244)	$307
Severance and other	—	684	—	(450)	234
	—	$1,235	—	$(694)	$541

Included in the third-quarter 2001 facility restructuring charge was $200 for the write down of certain fixed assets, mainly furniture and fixtures. These assets were disposed of as part of the lease assignment of the Sunrise, Florida head office. Included in the 2002 restructuring charge was $100 for the write down of certain fixed assets used at tradeshows and the Riverside facility. All charges, other than the fixed asset write-downs, will result in direct cash outlays.

11. LONG-TERM DEBT

Long-term debt consists of:

	December 31, 2002	December 31, 2003
Subordinated promissory notes, bearing interest at 6%	$2,500	$—

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

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

On April 1, 2003 the Company entered into a settlement agreement with Comdisco Ventures, Inc. (“Comdisco”) to settle its outstanding loan of $2,500 due to be repaid on September 20, 2003. The Company paid $2,375, during the second quarter of 2003, in full settlement of its obligations and Comdisco released the Company from all further obligations under the original secured loan and security agreement

12. COMMITMENTS

There were no capital lease obligations at December 31, 2003 or 2002.

Airspan has capital commitments of $123 and $58 for the acquisition of property, plant and equipment at December 31, 2003 and 2002, respectively.

As of December 31, 2003, the Company had commitments with its main sub contract manufacturers under various purchase order and forecast arrangements, to a value of $8,105, and $1,971 at December 31, 2002.

Airspan Networks Inc. has entered into various operating lease agreements, primarily for office space, warehouse space and vehicles. Rent expense for the year ended December 31, 2001 was $2,531, $1,915 for the year ended December 31, 2002 and $1,844 for the year ended December 31, 2003.

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year as of December 31, 2003 are as follows:

As at December 31,
2004	$1,670
2005	1,490
2006	1,101
2007	884
2008	882
Thereafter	1,511
$7,538

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

The Company had bank guarantees with its landlords, a supplier and customers totaling $2,146 at December 31, 2002 and $1,435 at December 31, 2003. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. These pledges have been classified as restricted cash.

13. SEGMENTS

As a developer and supplier of fixed wireless communications access systems and solutions, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. In 2003, the majority of the Company’s revenue was generated from products manufactured in the United Kingdom and Israel, with additional revenue generated from sales of original equipment manufacturer’s (OEM) products.

An analysis of revenue by geographical market is given below:

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003
United States	$4,745	$2,918	$930
Asia Pacific
Sri Lanka	2,856	—	—
Philippines	5,195	56	145
Indonesia	4,251	1,390	1,921
Japan	—	2,661	180
New Zealand	17	516	5,498
The rest of Asia Pacific	1,383	1,609	3,246
Europe	6,108	2,892	5,879
Africa and Middle East
Lesotho	—	5,661	266
Nigeria	5,217	2,939	2,827
The rest of Africa and Middle East	4,866	4,104	5,212
South and Central America & Caribbean	2,801	1,700	4,547
	$37,422	$25,930	$30,651

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

For the year ended December 31, 2001 the Company had no customers whose revenue was greater than 10% of the year’s total. During the year ended December 31, 2002 the Company had revenues from transactions with two customers, which amounted to 32% and 10% of total revenues. For the year ended December 31, 2003 the Company had one customer whose revenue was 18% of the year’s total.

	December 31, 2002	December 31, 2003
Long-lived assets:
Property, plant and equipment, net:
United States	$122	$104
United Kingdom and Ireland	3,676	3,209
Israel	134	289
Rest of the world	205	134
	4,137	3,736
Intangible assets, net:
United States	784	784
Mexico	—	2,600
United Kingdom and Ireland	—	3,852
Israel	626	454
	1,410	7,690
Other non current assets:
United States	—	—
United Kingdom and Ireland	—	—
Israel	906	983
	906	983
Total long-lived assets	$6,453	$12,409
Total assets:
United States	$32,392	$28,216
United Kingdom and Ireland	57,409	48,127
Israel	7,468	6,353
Rest of the world	592	577
	$97,861	$83,273

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

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

On September 1, 2003, the Board of Directors authorized the establishment of the 2003 supplemental stock option plan. This is a non-qualified employee stock options plan whereby the Company may grant stock options to purchase up to 241,500 shares of common stock. Option grants under the 2003 plan are limited to non-officer employees, new hires and consultants.

Under the 1998, 2001 and 2003 plans, the Compensation Committee is authorized to establish the terms of the options. Under the 1998 plan, the exercise price of all incentive stock options must be at least equal to the fair market value of our common stock on the date of the grant and the exercise price of all nonstatutory options may be equal to, more than, or less than 100% of the fair market value of our common stock on the date of the grant. Under the 2001 and 2003 plans, the exercise price of each option may be equal to, more than, or less than 100% of fair market value of our common stock on the date of the grant. Employee stock options granted under all the plans generally vest over a four-year period and expire on the tenth anniversary of their issuance. The total number of options granted to employees under the plans were 1,823,265 in 2001, 1,841,792 in 2002 and 277,800 in 2003.

Also, within the plans described above, the Company granted non-qualified common stock options to directors under various discrete option agreements. The number of non-qualified options granted to directors were 685,000, 275,000 and 120,000 in 2001, 2002 and 2003, respectively.

The Company has a full recourse note receivable from a director relating to the exercise of such options in the amount of $130 outstanding at December 31, 2002 and 2003. Such options may be exercised for the issuance of restricted stock to the extent such options are not vested. Restrictions on such stock would lapse over the same four-year vesting schedule as the underlying option. In the event of termination, the Company has a repurchase right determined at the original exercise price.

In July 2001 the Board of Directors approved a plan to allow eligible employees to exchange outstanding options granted between and including October 1, 1999 and December 13, 2001 under the Airspan Networks Inc. 1998 stock option and restricted stock plan and the 2001 supplemental stock option plan for new options. The offer of exchange was made to eligible employees on December 13, 2001 and remained open for acceptance until January 18, 2002, at which time surrendered options were cancelled. Under the offer, new options were issued on July 19, 2002 to employees who tendered their old ones for exchange. On the expiration of the offer, 665,796 options tendered were cancelled at a weighted average price of $6.64. On July 19, 2002, 524,875 new options were granted at $1.039 to those eligible employees who had accepted the offer of exchange and validly tendered their options for exchange.

At December 31, 2003 the Company had reserved 15,962 of its Common Stock for purchase upon exercise of options to be granted in the future.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

The following table sets forth the activity for all common stock options:

	Number of Shares	Weighted average exercise price
Outstanding, December 31, 2000	3,028,816	$6.75
Granted	2,508,265	3.20
Forfeited	(311,961)	3.50
Exercised	(270,774)	0.66
Outstanding, December 31, 2001	4,954,346	5.47
Granted	2,116,792	0.64
Forfeited	(1,450,313)	9.53
Exercised	(143,872)	0.30
Outstanding, December 31, 2002	5,476,953	2.67
Granted	397,800	2.30
Forfeited	(139,041)	2.25
Exercised	(244,765)	0.53
Outstanding, December 31, 2003	5,490,947	$2.74

The following table sets forth stock options outstanding at December 31, 2003:

		Outstanding options weighted average			Exercisable options weighted average
	Number	Exercise price	Remaining contractual life	Number	Exercise price	Remaining contractual life
Exercise Price ranges
$0.30	312,760	$0.30	4.12	312,751	$0.30	4.12
0.45–0.49	1,296,142	0.46	8.74	330,181	0.46	8.74
0.54–0.95	261,534	0.69	7.29	171,316	0.65	6.47
1.02–1.86	1,073,132	1.53	7.39	751,275	1.49	7.29
1.94–3.02	843,600	2.61	8.34	372,406	2.62	7.40
3.13–4.38	960,346	4.23	6.89	730,784	4.20	6.82
5.12–6.18	455,486	5.99	6.85	245,691	5.99	6.85
7.50	63,781	7.50	6.17	60,190	7.50	6.17
9.60	54,166	9.60	6.44	47,967	9.60	6.44
15.00	170,000	15.00	6.58	164,168	15.00	6.58
Total	5,490,947	$2.74	7.48	3,186,729	$3.25	6.89

In 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“ESPP”), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. On August 1, 2002, the Company issued 274,411 shares at $0.697 per share to employees participating in the ESPP. On August 1, 2003, the Company issued 531,164 shares at $0.697 per share to employees participating in the ESPP. As of December 31, 2003, there were 37,331 shares of common stock reserved for issuance under the ESPP. Further offerings shall commence on each subsequent August 1 and shall last for a period of one year, and the final offering under this Plan shall commence on August 1, 2005 and terminate on July 31, 2006.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

The following table summarizes the total number of shares of common stock that were reserved for issuance as of December 31, 2003:

Plan reserved under	Number of options
2000 Employee Stock Purchase Plan	37,331
1998, 2001 and 2003 Stock Option plans: — options still to be granted	15,962
— options outstanding	5,490,947
5,544,240

15. EXTRAORDINARY ITEMS

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

The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated:

	Year ended December 31, 2001	Year ended December 31, 2002	Year ended December 31, 2003
Numerator:
Loss before extraordinary item	$(25,315)	$(28,138)	$(29,455)
Extraordinary item, net of taxes	6,471	—	—
Net loss	$(18,844)	$(28,138)	$(29,455)
Denominator:
Weighted average common shares outstanding	34,902,325	35,263,564	35,073,315
Less weighted average shares of restricted stock	(92,014)	(4,919)	—
Denominator for basic and diluted calculations	34,810,311	35,258,645	35,073,315
Earnings per share — basic and diluted:
Loss before extraordinary item	$(0.73)	$(0.80)	$(0.84)
Extraordinary item, net of taxes	0.19	—	—
Net loss per share — basic and diluted:	$(0.54)	$(0.80)	$(0.84)

There were 4,954,346 stock options and 83,333 Common stock warrants outstanding at December 31, 2001 and 5,476,953 stock options and 83,333 common stock warrants outstanding at December 31, 2002 and 5,490,947 stock options and no common stock warrants outstanding at December 31, 2003 that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method for stock options and warrants.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

17. RELATED PARTY TRANSACTIONS

On April 27, 1999, Mr. Stonestrom incurred $130 of indebtedness to the Company in connection with the purchase of five hundred thousand shares of the Company’s common stock. Since April 27, 1999, the aggregate amount of Mr. Stonestrom’s debt has remained at $130. No interest is due on the debt.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table represents the Company’s consolidated results for each of the most recent eight quarters up to and including the quarter ending December 31, 2003. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements. In the opinion of management, all necessary material adjustments have been included to present fairly the unaudited quarterly results when read in conjunction with the Company’s audited financial statements and related notes.

	Quarter Ended
	Mar. 31, 2002	June 30, 2002	Sept. 29, 2002	Dec. 31, 2002	Mar. 30, 2003	June 29, 2003	Sept. 28, 2003	Dec. 31, 2003
	($ in thousands, except per share data)
Consolidated statement of operations data:
Revenue	$3,389	$2,643	$9,036	$10,862	$7,811	$7,524	$6,293	$9,023
Cost of revenue	3,017	2,160	6,538	7,526	5,253	5,704	5,656	6,332
Inventory provision	—	2,001	—	—	—	4,398	—	348
Gross profit	372	(1,518)	2,498	3,336	2,558	(2,578)	637	2,343
Operating expenses:
Research and development	3,314	3,409	3,343	3,576	3,719	3,670	3,413	3,593
Sales and marketing	2,876	2,365	2,272	2,628	2,604	2,656	2,269	2,860
Bad debt reserve	62	1,456	—	2,162	—	—	—	946
General and administration	2,241	2,144	2,236	2,348	2,386	2,252	2,037	2,066
Amortization of intangibles	—	—	—	44	43	44	44	41
Restructuring provision	167	—	278	975	—	273	46	431
Total operating expense	8,660	9,374	8,129	11,733	8,752	8,895	7,809	9,937
Loss from operations	(8,288)	(10,892)	(5,631)	(8,397)	(6,194)	(11,473)	(7,172)	(7,594)
Other income/(expense):
Interest expense	(45)	(39)	(38)	(39)	(38)	—	—	—
Interest and other income	83	689	711	885	645	1,070	385	921
Loss before income taxes	(8,250)	(10,242)	(4,958)	(7,550)	(5,587)	(10,403)	(6,787)	(6,673)
Income tax (charge)/ credit	(1)	(1)	—	2,864	—	(4)	—	(1)
Net (loss)/profit	$(8,251)	$(10,243)	$(4,958)	$(4,686)	$(5,587)	$(10,407)	$(6,787)	$(6,674)
Net loss per share basic and diluted	$(0.23)	$(0.29)	$(0.14)	$(0.13)	$(0.16)	$(0.30)	$(0.19)	$(0.19)

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS — (Continued)
(in thousands, except for share and per share data)

Financial Statement Schedules

Schedule II

	Airspan Networks Inc. Valuation and Qualifying Accounts
	Additions			Deductions
	Balance at beginning of period	Charged to expenses	Written back to provision	Credit to expenses	Charged against provision	Balance at end of period
	(in thousands of U.S. Dollars)
Allowance for doubtful debts:
Year ended December 31, 2003	$4,531	$1,212	$—	$(266)	$(270)	$5,207
Year ended December 31, 2002	2,601	3,794	150	(114)	(1,900)	4,531
Year ended December 31, 2001	1,371	1,741	23	(534)	—	2,601

II-1