Form 10-Q
period 2004-04-04
AIRSPAN NETWORKS INC
filed 2004-05-19
CIK 1105542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 2004

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

Number of shares outstanding of the registrant’s common stock as of May 12, 2004: 36,984,133

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AIRSPAN NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	December 31, 2003	April 4, 2004
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$33,926	$42,404
Restricted cash	1,588	1,737
Accounts receivable, less allowance for doubtful accounts of $5,207 at December 31, 2003 and $5,165 at April 4, 2004	12,509	12,749
Unbilled accounts receivable	54	104
Inventory	18,215	16,506
Prepaid expenses and other current assets	4,570	7,264

Total Current Assets	70,862	80,764

Property, plant and equipment, net	3,736	3,581
Goodwill	3,136	3,136
Intangible assets, net	4,554	4,308
Other non-current assets	984	1,005

Total Assets	$83,272	$92,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,751	$9,167
Accrued taxes	449	1,512
Deferred revenue	989	1,623
Customer advances	15,070	27,083
Other accrued expenses	10,000	9,384

Total Current Liabilities	34,259	48,769

Stockholders’ Equity
Common stock, $0.0003 par value; 50,000,000 shares authorized at December 31, 2003 and April 4, 2004: 36,314,410 issued at December 31, 2003 and 36,933,245 issued at April 4, 2004	11	11
Note receivable – stockholder	(130)	(130)
Additional paid in capital	215,209	215,824
Treasury stock: 834,560 shares held at December 31, 2003 and at April 4, 2004	(797)	(797)
Accumulated other comprehensive income	1,839	1,621
Accumulated deficit	(167,119)	(172,504)

Total Stockholders’ Equity	49,013	44,025

Total Liabilities and Stockholders’ Equity	$83,272	$92,794

AIRSPAN NETWORKS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except for share and per share data)

	Quarter Ended
	March 30, 2003	April. 4, 2004
	(unaudited)
Revenue	$7,811	$12,420
Cost of revenue	(5,253)	(8,693)

Gross Profit	2,558	3,727

Operating expenses:
Research and development	3,719	5,046
Sales and marketing	2,604	2,560
General and administrative	2,386	2,051
Amortization of intangibles	43	246

Total operating expenses	8,752	9,903

Loss from operations	(6,194)	(6,176)

Interest expense	(38)	(2)
Interest and other income	645	809

Loss before income taxes	(5,587)	(5,369)

Income tax charge	—	16

Net loss	$(5,587)	$(5,385)

Net loss per share– basic and diluted	$(0.16)	$(0.15)

Weighted average shares outstanding- basic and diluted	34,978,322	35,893,740

AIRSPAN NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year-to-date
	March 30, 2003	April. 4, 2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,587)	$(5,385)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	798	726

Change in operating assets and liabilities:
Decrease/(Increase) in receivables	148	(240)
(Increase)/Decrease in inventories	(629)	1,709
Increase in other current assets	(97)	(2,962)
(Decrease)/Increase in accounts payable	(1,588)	1,416
(Decrease)/Increase in deferred revenue	(27)	634
Increase in customer advances	—	12,013
(Decrease)/Increase in accrued expenses	(377)	447
Decrease/(Increase) of other non current assets	34	(21)

Net cash used in operating activities	(7,325)	8,337

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(714)	(325)
Proceeds from the sale of investment securities	2,049	—

Net cash from/(used in) investing activities	1,335	(325)

CASH FLOWS FROM FINANCING ACTIVITIES

Purchase of treasury stock	(192)	—
Exercise of stock options	9	615
Restricted cash movement	577	(149)

Net cash from financing activities	394	466

(Decrease)/increase in cash and cash equivalents	(5,596)	8,478
Cash and cash equivalents, beginning of period	48,167	33,926

Cash and cash equivalents, end of period	$42,571	$42,404

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$26	$2

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

BUSINESS

We are a global supplier of broadband fixed wireless access (“BWA”) equipment that allows communications service providers (often referred to as “local exchange carriers,” or simply telephone companies), internet service providers (often referred to as “ISPs”) and other telecommunications users, such as utilities and enterprises, to cost effectively deliver high-speed data and voice services using radio frequencies rather than wires. We call this transmission method “Wireless Broadband”. The primary market for our systems is a subset of the fixed wireless access systems market, which is the fixed point-to-multipoint market in radio frequencies below 6.0GHz. Each of our fixed wireless access systems utilizes digital wireless techniques, which provide wide area coverage, security and resistance to fading. Our systems can be deployed rapidly and cost effectively, providing an attractive alternative or complement to traditional copper wire, cable, or fiber-optic communications access networks. Our products also include software tools that optimize geographic coverage of our systems and provide ongoing network management. To facilitate the deployment and operation of our systems, we also offer network installation, training and support services. . A more complete description of our various wireless access systems is provided below. Our BWA systems (the “Airspan BWA Solutions”) have been installed by more than 200 network operators in more than 70 countries and are being tested by numerous other service providers.

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

In December 2003, we completed an agreement with Nortel Networks to acquire the fixed wireless access business of Nortel Networks known as “Proximity”. The acquired Proximity products and services provide carrier class circuit switched voice and data, based on a Time Division Multiple Access (“TDMA”) technology.

Our corporate headquarters are located in Boca Raton, Florida. Our primary operations, manufacturing and product development centers are located in Uxbridge, U.K., and Airport City, Israel. Our telephone number in Boca Raton is (561) 893-8670. Further contact details and the location of all Airspan’s worldwide offices may be found at www.airspan.com.

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS - (Continued)

(in thousands, except for share and per share data)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. Certain reclassifications have been made for consistent presentation.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

All notes to the financial statements are shown in thousands, except for share data.

CONTINGENCIES

Warranty

The Company provides a limited warranty for periods, usually ranging from twelve to twenty-four months, to all purchasers of its new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and is amortized over the warranty period. Management believes that the amounts provided for are sufficient for all future warranty costs on equipment sold through April 4, 2004 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in the Company’s product warranty liabilities was as follows for the quarter ended Apri1 4, 2004.

	Balance at beginning of period	Accrual for warranties issued during the period	Accruals related to pre-existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period
Quarter ended April 4, 2004
Product warranty liability	$652	$233	$6	$(178)	$713

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS - (Continued)

(in thousands, except for share and per share data)

Other guarantees

The Company had delivered to its landlords and customers bank guarantees aggregating to $1,435 at December 31, 2003 and $1,470 at April 4, 2004. The foregoing figures represent the maximum potential amount of future payments the Company could be required to make under these guarantees. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. These pledges have been classified as restricted cash. The Company has not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote.

Legal claims

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants Airspan, Eric D. Stonestrom (our President and Chief Executive Officer), Joseph J. Caffarelli (our former Senior Vice President and Chief Financial Officer), Matthew Desch (our Chairman) and Jonathan Paget (our Executive Vice President and Chief Operating Officer) together with certain underwriters of our July 2000 initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, Plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The action seeks damages in an unspecified amount.

This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10b claim against us, but allowed the Section 11 claim to proceed. Airspan has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between Airspan, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement contemplated by the MOU provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. Airspan would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. Therefore, Airspan does not expect that the settlement will involve any payment by Airspan. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court. We cannot opine as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS - (Continued)

(in thousands, except for share and per share data)

STOCK COMPENSATION

At April 4, 2004, the Company had three stock option employee compensation plans and the 2000 Employee Stock Purchase Plan (“ESPP”). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No.25 Accounting for Stock issued to Employees, and related interpretations. In all periods shown the Company has valued stock-based employee compensation using the intrinsic value method. There was no stock-based compensation cost reflected in net income in either 2003 or 2004. All options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock based employee compensation.

	Quarter Ended
	March 30, 2003	April 4, 2004
	(unaudited)
Net loss, as reported	$(5,587)	$(5,385)

Add back:
Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	—	—
Deduct:
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied to all awards	(476)	(489)

Pro forma net loss	$(6,063)	$(5,874)

Net loss per share - basic and diluted	$(0.16)	$(0.15)

Pro forma net loss per share- basic and diluted	$(0.17)	$(0.16)

ACQUISITIONS

On December 23, 2003, the Company completed an agreement with Nortel Networks to acquire the fixed wireless access business of Nortel Networks known as “Proximity”. As part of the transaction, Airspan acquired Nortel Networks’ inventory relating to Proximity. The allocation of the purchase price is preliminary as of May 17, 2004 and is pending the completion of an assessment of the fair value of acquired inventory. The assessment is being made with reference to third party valuations and management’s judgment of obsolescence and wastage and is expected to be completed by the end of the third quarter of 2004.

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS - (Continued)

(in thousands, except for share and per share data)

INVENTORY

Inventory consists of the following:

	December 31, 2003	April 4, 2004
		(unaudited)
Purchased parts and materials	$10,688	$10,053
Work in progress	1,084	1,280
Finished goods and consumables	6,443	5,173

	$18,215	$16,506

ACCRUED RESTRUCTURING CHARGES

In the third quarter of 2002, a restructuring program was initiated to reduce operating expenses. A charge of $278 was recorded in the quarter. Included in this charge were costs related to the write off of tradeshow equipment and severance payments. The total number of employees terminated as part of this restructuring program was 19 and all severance payments were made by the end of the second quarter of 2003.

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

In the second quarter of 2003 an additional restructuring program was initiated to further lower operating expenses. The total cost incurred as part of this restructuring program was $298 arising from costs associated with facility closures and severance.

The costs incurred during the year ended December 31, 2003 included termination costs for 30 employees. All of these employees had left the Company by December 31, 2003.

During the first quarter of 2004 the Company revised its original restructuring programs and initiated a new program to further reduce operating expenses. The Company did not record a restructuring charge during the first quarter of 2004. The total cost expected to be incurred as part of this restructuring program is $375 related to termination costs for 21 employees. This plan is expected to be completed by the end of the second quarter of 2004.

In conjunction with the purchase of the Proximity business the Company implemented its plan to relocate the Proximity business from Maidenhead, England and Sunrise, Florida to the Company’s facilities in Uxbridge, England and Boca Raton, Florida. The Company recorded significant acquisition-related restructuring charges of $520 in connection with the relocation of the Proximity business. This plan is expected to be completed by the end of the second quarter of 2004.

	Accrued at December 31, 2003	Paid in 2004	Accrued at April 4, 2004
Office relocation and closure – other associated costs	$520	$(55)	$465

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS - (Continued)

(in thousands, except for share and per share data)

The restructuring charges and their utilization are summarized as follows:

	Balance at beginning of period	Restructuring charge	Accrued on acquisition	Utilized	Balance at end of period
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Quarter ended April 4, 2004
Contract termination costs	$947	$—	$—	$(81)	$866
Other associated costs	591	—	—	(55)	536

	$1,539	$—	$—	$(136)	$1,402

Year ended December 31, 2003
One-time termination benefits	$79	$342	$—	$(421)	$—
Contract termination costs	825	397	—	(275)	947
Other associated costs	150	11	520	(89)	591

	$1,054	$750	$520	$(785)	$1,539

All charges will result in direct cash outlays.

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

An analysis of revenue by geographical market is given below:

	Quarter Ended
	March 30, 2003	April 4, 2004
	(unaudited)
USA	$433	$175
Asia	4,807	1,088
Europe	405	2,381
Africa and the Middle East	1,636	695
Latin America and Caribbean	530	8,081

	$7,811	$12,420

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS - (Continued)

(in thousands, except for share and per share data)

COMPREHENSIVE LOSS

Total comprehensive loss was $6,609 for the quarter ended March 30, 2003 and $5,603 for the quarter ended April 4, 2004.

Components of Comprehensive Loss

	Quarter Ended
	March 30, 2003	April 4, 2004
	(unaudited)
Net loss	$(5,587)	$(5,385)

Other Comprehensive Income / (Loss):
Movement in the fair value of cash flow hedges
- unrealized (loss)/gain on foreign currency cash flow hedges	(410)	244
- reclassification of adjustment for gains realized in net income	(612)	(462)

Comprehensive loss	$(6,609)	$(5,603)

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase. Shares associated with stock options are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

	Quarter Ended
	March 30, 2003	April 4, 2004
	(unaudited)
Numerator:
Net loss per share	$(5,587)	$(5,385)

Denominator:
Weighted average common shares outstanding basic and diluted	34,978,322	35,893,740

Net loss per share– basic and diluted	$(0.16)	$(0.15)

In 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“ESPP”), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. As of April 4, 2003, there were 37,331 shares of common stock reserved for issuance under the ESPP.

During the three months ended April 4, 2004 618,835 options granted pursuant to the 1998 stock option plan were exercised at an average exercise price of $0.98.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO. EXCEPT FOR HISTORICAL MATTERS CONTAINED HEREIN, STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING AND ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “TO”, “PLAN”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTEND”, “COULD”, “WOULD”, “ESTIMATE”, OR “CONTINUE” OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS AND OTHERS ARE CAUTIONED THAT A VARIETY OF FACTORS, INCLUDING CERTAIN RISKS, MAY AFFECT OUR BUSINESS AND CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. THESE RISK FACTORS INCLUDE, WITHOUT LIMITATION, (I) A SLOWDOWN OF EXPENDITURES BY COMMUNICATION SERVICE PROVIDERS; (II) INCREASED COMPETITION FROM ALTERNATIVE COMMUNICATION SYSTEMS; (III) THE FAILURE OF OUR EXISTING OR PROSPECTIVE CUSTOMERS TO PURCHASE PRODUCTS AS PROJECTED; (IV) OUR INABILITY TO SUCCESSFULLY IMPLEMENT COST REDUCTION OR CONTAINMENT PROGRAMS; (V) A LOSS OF ANY OF OUR KEY CUSTOMERS; (VI) OUR ABILITY TO RETAIN THE LARGEST EXISTING CUSTOMER OF NORTEL NETWORK’S FIXED WIRELESS BUSINESS; AND (VII) OUR ABILITY TO CONTINUE TO SELL THE EXISTING INVENTORY OF NORTEL NETWORK’S FIXED WIRELESS BUSINESS ON PURCHASE TERMS AND CONDITIONS COMPARABLE TO THOSE CURRENTLY UTILIZED. THE COMPANY IS ALSO SUBJECT TO THE RISKS AND UNCERTAINTIES DESCRIBED IN ITS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003.

COMPARISON OF THE QUARTER ENDED APRIL 4, 2004 TO THE QUARTER ENDED MARCH 30, 2003

Revenue

Revenue totaled $12.4 million for the quarter ended April 4, 2004 representing a 59% increase from the $7.8 million reported for the comparable 2003 quarter. During the quarter, shipments were made to 98 customers in 52 countries. Geographically, 65% of our revenues were derived from customers in Latin America and Caribbean, 19% from Europe and 9% from Asia. Africa and Middle Eastern customers and North American customers accounted for 6% and 1% respectively. In the first quarter 2004, sales to customers in Latin America and Caribbean increased by $7.6 million compared to the first quarter of 2003, primarily as a result of the acquisition of the proximity business.

Cost of Revenue

Cost of revenue increased 65% to $8.7 million in the quarter ended April 4, 2004 from $5.3 million in the quarter ended March 30, 2003 as a result of the increase in revenue. The gross profit for the first quarter of 2004 and 2003 was $3.7 million (30% of revenue) and $2.6 million (33% of revenue), respectively. The decrease in gross margin in the first quarter 2004 was due primarily to variations in the percentage of sales of lower margin subscriber terminals and higher margin infrastructure equipment. The decrease in gross margin was partially offset by comparable amounts of period costs being spread over a larger quarterly revenue base.

Research and Development Expenses

Research and development expenses increased 36% to $5.0 million in the quarter ended April 4, 2004 from $3.7 million in the quarter ended March 30, 2003. The increase arose from the purchase of the Proximity business in the fourth quarter of 2003, which was partially offset by expense reductions arising from headcount and expense reduction programs.

Sales and Marketing Expenses

Sales and marketing expenses remained consistent at $2.6 million, for both the first quarter of 2004 and 2003.

Bad Debt Provision

In both the first quarters of 2004 and 2003 no further provisions were made for bad debts.

General and Administrative Expenses

General and administrative expenses decreased 14% to $2.1 million in the quarter ended April 4, 2004 from $2.4 million in the quarter ended March 30, 2004. The decrease is attributable to cost savings achieved from reduced headcount levels and facility costs that were partially offset by the additional expense incurred in connection with the purchase of the Proximity business in the fourth quarter of 2004.

Amortization of Intangibles

The Company recorded an expense of $0.2 million in the first quarter 2004 compared with an expense of $0.04 million for the first quarter 2003. The increase in amortization expense relates to intangibles acquired as part of the Proximity purchase in the fourth quarter of 2003. These intangibles are expected to be fully amortized by the end of 2008.

Restructuring Provision

During the first quarter 2004 the Company revised its original restructuring programs and initiated a new program to further reduce operating expenses. The company did not record a restructuring charge during the first quarter 2004. The total cost expected to be incurred as part of this restructuring program is $0.4 million related to termination costs associated with employees. This plan is expected to be completed by the end of the second quarter of 2004.

In the quarter ended March 30, 2003 the Company did not record a restructuring cost.

Interest Expense and Interest and Other Income

Interest expense was $0 in the first quarter of 2004 compared to $0.04 million in the first quarter of 2003 as a result of the settlement of all of our long-term debt in the second quarter of 2003. Interest and other income increased to $0.8 million for the quarter ended April 4, 2004 compared to $0.6 million in the quarter ended March 30, 2003. The increase was due primarily to higher foreign exchange gains of $0.7 million recorded in the first quarter of 2004, than the $0.5 million recorded in the comparable period of 2003. The foreign exchange gains in 2004 and 2003 arose primarily out of the liquidation of currency hedging contracts entered into by the Company to protect itself against a strengthening of the British Pound against the US Dollar.

Income Taxes

We did not have a material income tax charge in either the first quarter of 2004 or 2003.

Net Loss

Our net loss of $5.4 million in the quarter ended April 4, 2004 compares to a net loss of $5.6 million in the quarter ended March 30, 2003, a decrease of 4%. The increase in gross profit of $1.2 million and interest and other income of $0.2 million were partially offset by higher operating expenses of $1.2 million.

Other Comprehensive Loss

Other comprehensive loss for the quarter ended April 4, 2004 arose from the increase in fair value of our forward foreign exchange contracts on retranslation of $0.2 million and the reclassification of gains realized in net income of $0.5 million. These forward exchange contracts are used to hedge our UK expenses through to December 2004. Other comprehensive loss for the quarter ended March 30, 2003 was $1.0 million.

Restructuring

In the third quarter of 2002, a restructuring program was initiated to reduce operating expenses. A charge of $0.3 million was recorded in the quarter. Included in this charge were costs related to the write off of tradeshow equipment and severance payments. The total number of employees terminated as part of this restructuring program was 19 and all severance payments were made by the end of the second quarter of 2003.

In the fourth quarter of 2002 the decision was made to completely outsource all our manufacturing. As a result we recorded a $1.0 million restructuring charge for the closure of our Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $0.4 million was recognized as restructuring in the income statement in the fourth quarter of 2003 as the Company reassessed the ability to sublease the Riverside facility.

In the second quarter of 2003 an additional restructuring program was initiated to further lower operating expenses. The total cost incurred as part of this restructuring program was $0.3 million arising from costs associated with facility closures and severance.

The costs incurred during the year ended December 31, 2003 included termination costs for 30 employees. All of these employees had left the Company by December 31, 2003.

During the first quarter of 2004 the Company revised its original restructuring programs and initiated a new program to further reduce operating expenses. The Company did not record a restructuring charge during the first quarter of 2004. The total cost expected to be incurred as part of this restructuring program is $0.4 million related to termination costs for 21 employees. This plan is expected to be completed by the end of the second quarter of 2004. We believe the 2004 restructurings will enable us to reduce our otherwise projected expenses and uses of cash for operations by approximately $1.1 million in 2004. The vast majority of the cost reductions relate to research and development.

In conjunction with the purchase of the Proximity business the Company implemented its plan to relocate the Proximity business from Maidenhead, England and Sunrise, Florida to the Company’s facilities in Uxbridge, England and Boca Raton, Florida. The Company recorded significant acquisition-related restructuring charges in connection with the relocation of the Proximity business of $0.5 million. This plan is expected to be completed by the end of the second quarter of 2004.

	Accrued at December 31, 2003	Paid in 2004	Accrued at April 4, 2004
Office relocation and closure – other associated costs	$520	$(55)	$465

The total restructuring charges and their utilization are summarized as follows:

	Balance at beginning of period	Restructuring charge	Accrued on acquisition	Utilized	Balance at end of period
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Quarter ended April 4, 2004
Contract termination costs	$947	$—	$—	$(81)	$866
Other associated costs	591	—	—	(55)	536

	$1,539	$—	$—	$(136)	$1,402

Year ended December 31, 2003
One-time termination benefits	$79	$342	$—	$(421)	$—
Contract termination costs	825	397	—	(275)	947
Other associated costs	150	11	520	(89)	591

	$1,054	$750	$520	$(785)	$1,539

Liquidity and Capital Resources

Between inception and July 2000, we financed our operations primarily through private sales of convertible preferred stock, which totaled $117.3 million (net of transaction expenses). On July 25, 2000, we completed an initial public offering of common stock for approximately $86.0 million in cash (net of underwriting discounts, commission and other expenses).

As of April 4, 2004, we had cash and cash equivalents totaling $42.4 million and $1.7 million of restricted cash that is held as collateral for landlords and contributions from employees in respect of the Employee Share Purchase Plan. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments.

Until we are able to generate cash from operations we intend to use our existing cash resources to finance our operations and business combinations. We believe we have sufficient cash resources to finance our operations for at least the next twelve months.

For the three months ended April 4, 2004, we generated $8.3 million of cash from operating activities compared with a use of $7.4 million for the three months ended March 30, 2003. The cash inflow from operations in the first quarter of 2004 was primarily as a result of our net increase in customer advance payments of approximately $12 million in connection with contract payments made by a customer in Latin America and Caribbean, $1.7 million from a decrease in inventory levels and $1.4 million from an increase in accounts payable. The cash inflow was partially offset by a net loss of $5.4 million and a $2.9 million increase in other current assets primarily related to amounts due from our contract manufacturer for inventories purchased from Airspan.

The net cash used in investing activities in the three months ending April 4, 2004 was $0.3 million and net cash generated from investing activities in the three months ending March 30, 2003 was $1.4 million. Proceeds from the sale of $2.0 million in short term investments in 2003 were partially offset by $0.7 million of capital equipment purchases.

Our financing cash inflow for the three months ended April 4, 2004 was $0.5 million compared with an inflow of $0.4 million for the three months ended March 30, 2003. The inflow in the first quarter of 2004 arose from the $0.6 million exercise of stock options. This was partially offset by a $0.2 million increase in restricted cash. Restricted cash increases when the Company issues a guarantee secured by cash collateral or additional contributions are collected from employees under the ESPP and decreases whenever such a guarantee is cancelled or shares are actually purchased under the ESPP.

Our latest amendment to our contract with Axtel, requires the Company to provide bank guarantees for payments made, above $10 million, by Axtel in advance of product deliveries. The company expects to place these guarantees in the second quarter of 2004. As a requirement of issuing these bank guarantees, the Company will place cash deposits as collateral with the issuing bank. These collateralized amounts will be shown as restricted cash at the end of the second quarter. The estimated value of these guarantees and restricted cash at the end of the second quarter is expected to be approximately $20 million decreasing to zero by the end of the fourth quarter.

The company has no material commitments other than obligations on operating leases, the forward exchange contracts mentioned below and purchase commitments to our manufacturing subcontractors. Arising from the increase in customer orders, we have increased our purchase commitments to our main manufacturing subcontractors. These purchase commitments totaled $8.2 million at December 31, 2003 and at May 17, 2004 were $28.5 million.

The Company has explored and may in the future explore and pursue other perceived opportunities to acquire fixed wireless access businesses. The Company may seek to acquire such businesses through a variety of different legal structures and may utilize cash, common stock, preferred stock, other securities or some combination thereof to finance the acquisition. In connection with such activities, the Company is subject to a variety of risks, a number of which are described further in the Company’s Form 10-K for the fiscal year ended December 31, 2003. There can be no assurances that the Company’s efforts to acquire other businesses will be successful.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of April 4, 2004 and December 31, 2003 we had cash and cash equivalents and restricted cash of $44.1 million and $35.5 million, respectively. Substantially all of these amounts consisted of highly liquid investments with purchase to maturity terms of less than 90 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from April 4, 2004 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

For the three months ended April 4, 2004, 95% of our sales were denominated in U.S. dollars, 4% were denominated in euro and 1% was denominated in Australian dollars. Comparatively, for the three months ended March 30, 2003, 96% of our sales were denominated in US dollars, 3% were denominated in Australian dollars, and 1% was denominated in euro. Our total euro denominated sales for the three months ended April 4, 2004 were $0.5 million, which were recorded at an average exchange rate of $1US = €0.7985. Our total Australian dollar denominated sales for the three months ended April 4, 2004 were $0.1 million, which were recorded at an average exchange rate of $1US = AUS$1.3156. If the average exchange rates used had been higher or lower during the three month period ending April 4, 2004 by 10%, they would have decreased or increased the total Australian dollar and euro-denominated sales value by $0.06 million. We expect the proportions of sales in euro and Australian dollars to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not take into account changes in sales volumes.

Since May 2000, we have from time to time entered into fair value currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than US dollars. We do not enter into any currency hedging activities for speculative purposes. The costs of these contracts are included under interest and other income in our financial statements. There were no hedges outstanding at April 4, 2004. We will continue to monitor our foreign currency exposures and may modify hedging strategies, as we deem prudent.

We have also entered into cash flow currency hedges. Our operating results are affected by moves in foreign currency exchange rates, particularly the rate between U.S. dollars and U.K. pounds sterling and the rate between U.S. dollars and Israeli shekels. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and Israeli shekels. During the three months ended April 4, 2004, we paid expenses in local currency of approximately 4.1 million pounds sterling, at an average rate of $1US = 0.5479 pounds sterling. During the three months ended April 4, 2004, we paid expenses in local currency of approximately 8.0 million Israeli shekels, at an average rate of $1US = 4.75 shekels. If the expenses in pounds sterling had not been hedged and the average exchange rates for U.K. pounds sterling and Israeli shekels had been higher or lower for the three month period ended April 4, 2004 by 10%, the total pounds sterling and Israeli shekel denominated operating expenses would have decreased or increased by $0.5 million and $0.2 million respectively.

We expect the proportions of operating expenses paid in pounds sterling and Israeli shekels to fluctuate over time. To hedge our pound sterling foreign currency risk, we had outstanding forward exchange contracts at April 4, 2004, to purchase 5.9 million pounds sterling at an average exchange rate of $1US = 0.6432 pounds sterling in nine variable amounts up to December 2004.

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

Our evaluation included our Proximity business acquired from Nortel Networks on December 23, 2003. Prior to acquisition, the Proximity business operated as a division within Nortel Networks.

Since acquisition, we have focused on integrating the procedures and controls of the Proximity business. We performed additional procedures to substantiate the financial information of the Proximity business in this report and, as a result, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures were effective.

There have been no significant changes in Airspan’s internal controls over financial reporting that occurred during Airspan’s first fiscal quarter that has materially affected or is reasonably likely to materially affect, Airspan’s internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. LEGAL PROCEEDING

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants Airspan, Eric D. Stonestrom (our President and Chief Executive Officer), Joseph J. Caffarelli (our former Senior Vice President and Chief Financial Officer), Matthew Desch (our Chairman) and Jonathan Paget (our Executive Vice President and Chief Operating Officer) together with certain underwriters of our July 2000 initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, Plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The action seeks damages in an unspecified amount.

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

Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (the Annual Meeting) was held at Airspan’s offices in Boca Raton, Florida, on May 12, 2004, for the following purposes:

•	To elect seven members to Airspan’s Board of Directors to hold office until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified;

•	To consider and vote upon a proposal to approve of and ratify the selection of Ernst & Young, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004;

•	To approve an amendment to Section 4.1 of the Company’s Amended and Restated Articles of Incorporation, as amended, to increase the number of authorized shares of the Common Stock of the Company from 50,000,000 shares to 100,000,000 shares;

•	To approve the establishment of the Airspan Omnibus Equity Compensation Plan (the “Omnibus Plan”) and to approve the reservation of 5,000,000 shares of Common Stock for issuance thereunder; and

•	To approve an amendment to the Company’s 2000 Employee Stock Purchase Plan (the “Stock Purchase Plan”) to increase the number of shares of Common Stock reserved for issuance thereunder from 1,000,000 shares to 3,000,000 shares and to allow for nine separate offering periods, the final offering period to commence on August 1, 2008 and to terminate on July 31, 2009.

The number of outstanding shares of the Company’s Common Stock as of March 25, 2004, the record date for the Annual Meeting, was 36,933,245, out of which a total of 29,566,192 shares were represented in person or by proxy at the Annual Meeting.

The following directors were elected at the Annual Meeting: (1) Matthew J. Desch, (ii) Eric D. Stonestrom, (iii) H. Berry Cash, (iv) Thomas S. Huseby, (v) David A. Twyver, (vi) Guillermo Heredia and (vii) Michael T. Flynn.

The following table sets forth the number of votes cast for, against, or withheld for each director nominee, as well as the number of abstentions and broker non-votes as to each such director nominee:

Director Nominee	Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions	Broker Non-Votes
Matthew J. Desch	27,927,153	—	1,639,038	—	—
Eric D. Stonestrom	29,026,041	—	540,151	—	—
H. Berry Cash	29,026,448	—	539,744	—	—
Thomas S. Huseby	28,692,953	—	873,239	—	—
David A. Twyver	29,025,248	—	540,944	—	—
Guillermo Heredia	29,015,248	—	550,944	—	—
Michael T. Flynn	29,026,248	—	539,944	—	—

With respect to the proposal to approve of and ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004: (i) 29,520,767 votes were cast for such proposal and, (ii) 38,073 votes were cast against such proposal and (iii) 7,352 shares abstained from voting on such proposal. No votes were withheld nor were there any broker non-votes with respect to such proposal. Accordingly, the proposal to approve of and ratify Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004, was approved by the shareholders.

With respect to the proposal to amend the Company’s Articles of Incorporation: (i) 28,551,493 votes were cast for such proposal and, (ii) 1,001,844 votes were cast against such proposal and (iii) 12,855 shares abstained from voting on such proposal. No votes were withheld nor were there any broker non-votes with respect to such proposal. Accordingly, the proposal to amend the Articles of Incorporation was approved by the shareholders.

With respect to the proposal to establish the Omnibus Plan and reserve 5,000,000 shares of Common Stock for issuance thereunder: (i) 11,610,305 votes were cast for such proposal (ii) 2,877,781 votes were cast against such proposal (iii) 15,630 shares abstained from voting on such proposal and (iv) there were 15,062746 broker non-votes with respect to such proposal. No votes were withheld with respect to such proposal. Accordingly, the proposal to establish the Omnibus Plan and reserve 5,000,000 shares of Common Stock for issuance thereunder was approved by the shareholders.

With respect to the proposal to amend the Stock Purchase Plan: (i) 13,951,874 votes were cast for such proposal, (ii) 536,562 votes were cast against such proposal, (iii) 15,280 shares abstained from voting on such proposal and (iv) there were 15,062,476 broker non-votes with respect to such proposal. No votes were withheld nor were there any broker non-votes with respect to such proposal. Accordingly, the proposal to amend the Stock Purchase Plan was approved by the shareholders.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation of Airspan*

3.2	Amended and Restated Bylaws of Airspan (1)

4.1	Form of Airspan’s common stock certificate (2)

10.1	1998 Stock Option and Restricted Stock Plan (2)

10.2	2000 Employee Stock Purchase Plan, as amended*

10.3	Employment Agreement with Eric Stonestrom (2), (3)

10.4	Employment Agreement with Jonathan Paget (2), (3)

10.5	Employment Agreement with Peter Aronstam, as amended (3), (4), (5)

10.6	2001 Supplemental Stock Option Plan (4)

10.7	Employment Agreement with Henrik Smith-Petersen (3)(5)

10.8	Employment Agreement with David Brant (3)(5)

10.9	2003 Supplemental Stock Option Plan (1)

10.10	Purchase and License Agreement, dated as of March 20, 2003, as amended on September 15, 2003 by and between Nortel Networks de Mexico, S.A. de C.V. and Axtel S.A. de C.V. (1) (6)

10.11	Product Supply Agreement, dated as of December 23, 2003, as amended on September 15, 2003 by and between Airspan Networks, Inc. and Nortel Networks Limited (1) (6)

10.12	Airspan Omnibus Equity Compensation Plan*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
1	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2003.
2	Incorporated by Reference to Airspan’s Registration Statement on Form S-1 (333-34514) filed July 18, 2000
3	Management Agreement or Compensatory Plan or Arrangement
4	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2000
5	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2002
6	Confidential treatment has been requested for portions of this agreement. Certain portions of the agreement have been omitted based upon a request for confidential treatment. The non-public information has been filed separately with the Commission.

(b) Reports on Form 8-K:

The following current reports were filed on Form 8-K since the fourth quarter of 2003:

(1) On February 5, 2004, a Current Report was filed under Item 7 and Item 12 related to the Company’s fourth quarter financial results.

(2) On March 8, 2004, a Current Report was filed under Item 2 and Item 7 of Form 8-K/A related to the acquisition of the Fixed Wireless Access business from Nortel Networks.

(3) On April 22, 2004, a Current Report was filed under Item 5 and Item 7 related to amendments to the Company’s existing fixed wireless access equipment supply agreement with Axtel S.A. de C.V.

(4) On May 6, 2004, a Current Report was filed under Item 7 and Item 12 related to the Company’s first quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 19, 2004

AIRSPAN NETWORKS INC.

By:	/s/ PETER ARONSTAM
Peter Aronstam
Senior Vice President and Chief Financial Officer