Form 10-Q
period 2004-07-04
AIRSPAN NETWORKS INC
filed 2004-08-18
CIK 1105542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 2004

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

Number of shares outstanding of the registrant’s common stock as of August 12, 2004: 37,055,330

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AIRSPAN NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	December 31, 2003	July 4, 2004
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$33,926	$22,392
Restricted cash	1,588	24,873
Accounts receivable, less allowance for doubtful accounts of $5,207 at December 31, 2003 and $3,070 at July 4, 2004	12,509	9,663
Unbilled accounts receivable	54	415
Inventory	18,215	17,298
Prepaid expenses and other current assets	4,570	6,291

Total Current Assets	70,862	80,932
Property, plant and equipment, net	3,736	3,682
Goodwill	3,136	789
Intangible assets, net	4,554	2,597
Other non-current assets	984	1,061

Total Assets	$83,272	$89,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,751	$8,995
Accrued taxes	449	592
Deferred revenue	989	1,072
Customer advances	15,070	30,028
Other accrued expenses	10,000	9,167

Total Current Liabilities	34,259	49,854

Stockholders’ Equity
Common stock, $0.0003 par value; 50,000,000 shares authorized at December 31, 2003 and 100,000,000 shares authorized at July 4, 2004: 36,314,410 issued at December 31, 2003 and 37,042,699 issued at July 4, 2004	11	11
Note receivable – stockholder	(130)	(130)
Additional paid in capital	215,209	216,003
Treasury stock: 834,560 shares held at December 31, 2003 and at July 4, 2004	(797)	(797)
Accumulated other comprehensive income	1,839	1,032
Accumulated deficit	(167,119)	(176,912)

Total Stockholders’ Equity	49,013	39,207

Total Liabilities and Stockholders’ Equity	$83,272	$89,061

AIRSPAN NETWORKS INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except for share and per share data)

	Quarter Ended		Year-to-Date
	June 29, 2003	July 4, 2004	June 29, 2003	July 4, 2004
	(unaudited)		(unaudited)
Revenue	$7,524	$18,252	$15,335	$30,672
Cost of revenue	(5,704)	(12,182)	(10,957)	(20,875)
Inventory Provision	(4,398)	—	(4,398)	—

Gross Profit	(2,578)	6,070	(20)	9,797

Operating expenses:
Research and development	3,670	4,743	7,389	9,789
Sales and marketing	2,656	2,752	5,260	5,312
Bad debt provision	—	300	—	300
General and administrative	2,252	2,828	4,638	4,879
Amortization of intangibles	44	158	87	404
Restructuring provision	273	397	273	397

Total operating expenses	8,895	11,178	17,647	21,081

Loss from operations	(11,473)	(5,108)	(17,667)	(11,284)
Interest expense	—	—	(38)	—
Interest and other income	1,070	686	1,715	1,493

Loss before income taxes	(10,403)	(4,422)	(15,990)	(9,791)

Income tax (charge)/credit	(4)	14	(4)	(2)

Net loss	$(10,407)	$(4,408)	$(15,994)	$(9,793)

Net loss per share - basic and diluted	$(0.30)	$(0.12)	$(0.46)	$(0.27)

Weighted average shares outstanding- basic and diluted	34,734,726	36,174,346	34,856,524	36,034,043

AIRSPAN NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year-to-date
	June 29, 2003	July 4, 2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,994)	$(9,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,557	1,337
Gain on settlement of long term debt	(125)	—
Change in operating assets and liabilities:
Decrease in receivables	1,101	2,846
Decrease in inventories	5,109	4,852
Decrease/(Increase) in other current assets	760	(2,889)
(Decrease)/Increase in accounts payable	(3,048)	1,244
(Decrease)/Increase in deferred revenue	(402)	83
Increase in customer advances	—	14,958
Decrease in accrued expenses	(646)	(565)
Increase in other non current assets	(30)	(77)

Net cash (used in)/from operating activities	(11,718)	11,996

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,091)	(1,039)
Proceeds from the sale of investment securities	4,074	—

Net cash from/(used in) investing activities	2,983	(1,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(392)	—
Payment of long term debt	(2,375)	—
Exercise of stock options	11	794
Restricted cash movement	528	(23,285)

Net cash used in financing activities	(2,228)	(22,491)

Decrease in cash and cash equivalents	(10,963)	(11,534)
Cash and cash equivalents, beginning of period	48,167	33,926

Cash and cash equivalents, end of period	$37,204	$22,392

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$26	$2

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

In October 2003, we released our AS4030 and AS3030 product range of Airspan branded high-end point-to-multipoint and point-to-point products suitable for operators wishing to deliver service offerings to medium and large businesses and multi-tenant dwellings that require considerable bandwidth for their end users. These products, based on Orthogonal Frequency Division Multiplexing (“OFDM”) technology, can also be used for a wide range of backhaul applications.

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

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS - (Continued)

(in thousands, except for share and per share data)

CONTINGENCIES

Warranty

The Company provides a limited warranty for periods, usually ranging from twelve to twenty-four months, to all purchasers of its new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and is amortized over the warranty period. Management believes that the amounts provided for are sufficient for all future warranty costs on equipment sold through July 4, 2004 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in the Company’s product warranty liabilities was as follows for the six months ended July 4, 2004.

	Balance at beginning of period	Accrual for warranties issued during the period	Accruals related to pre-existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period
Six months ended July 4, 2004
Product warranty liability	$652	$502	$(257)	$(302)	$595

Other guarantees

The Company had delivered to its landlords and customers bank guarantees aggregating to $1,435 at December 31, 2003 and $24,468 at July 4, 2004. The foregoing figures represent the maximum potential amount of future payments the Company could be required to make under these guarantees. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. These pledges have been classified as restricted cash. The Company has not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote.

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

This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10b claim against us, but allowed the Section 11 claim to proceed. Airspan has approved the terms of a settlement agreement (the “Settlement Agreement”) and related agreements which set forth the terms and conditions of a settlement between Airspan, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the Settlement Agreement provides for a release of Airspan and the Individual Defendants for the conduct alleged in the action to be wrongful. Pursuant to the terms of the Settlement Agreement, Airspan will agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. Accordingly, Airspan does not expect that the settlement will involve any payment by Airspan. The Settlement Agreement, which has not yet been executed, has been submitted to Court for approval. Approval by the Court cannot be assured. We cannot opine as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS - (Continued)

(in thousands, except for share and per share data)

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

STOCK COMPENSATION

At July 4, 2004, the Company had three stock option employee compensation plans and the 2000 Employee Stock Purchase Plan (“ESPP”). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No.25 Accounting for Stock issued to Employees, and related interpretations. In all periods shown the Company has valued stock-based employee compensation using the intrinsic value method. There was no stock-based compensation cost reflected in net income in either 2003 or 2004. All options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock based employee compensation.

	Quarter Ended		Year-to-Date
	June 29, 2003	July 4, 2004	June 29, 2003	July 4, 2004
	(unaudited)		(unaudited)
Net loss, as reported	$(10,407)	$(4,408)	$(15,994)	$(9,793)
Add back:
Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	—	—	—	—
Deduct:
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied to all awards	(519)	(496)	(1,032)	(997)

Pro forma net loss	$(10,926)	$(4,904)	$(17,026)	$(10,790)

Net loss per share - basic and diluted	$(0.30)	$(0.12)	$(0.46)	$(0.27)

Pro forma net loss per share - basic and diluted	$(0.31)	$(0.14)	$(0.49)	$(0.30)

ACQUISITIONS

On December 23, 2003, the Company completed an agreement with Nortel Networks to acquire the fixed wireless access business of Nortel Networks known as “Proximity”. As part of the transaction, Airspan acquired Nortel Networks’ inventory relating to Proximity. The initial allocation of the purchase price was preliminary. During the quarter ended July 4, 2004 the Company finalised its estimates of the fair values allocated to certain assets and liabilities acquired in the Proximity transaction. Given the availability of more accurate information on the acquired Proximity inventory, the Company has increased its valuation of the acquired inventory by $3.9 million. The Company also reduced acquisition accruals by $0.1 million. The adjustments to the fair values gave rise to negative goodwill of $1.7 million which has been allocated, on a pro rata basis, against purchased long term assets.

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS - (Continued)

(in thousands, except for share and per share data)

The following table shows the preliminary purchase price allocation along with the revisions made to this during the quarter ended July 4, 2004.

Calculation of purchase price:

	Cash Consideration	Accrued costs	Revisions to original accrued costs	Total
Initial purchase price	$12,850	—	—	$12,850
Working capital adjustment	241	—	—	241
Acquisition costs	—	$800	$(41)	759

Total purchase price	$13,091	$800	$(41)	$13,850

Allocation of purchase price

	Historical book value	Preliminary purchase price allocation/fair value adjustments	Revisions to preliminary purchase price allocation/fair value adjustments	Allocation of negative goodwill	Fair value
Cash	$14,946	—	—	—	$14,946
Inventory	—	$8,550	$3,935	—	12,485
Prepaid expenses and other current assets	393	—	—	—	393
Property, plant and equipment, net	—	419	—	(159)	260
Intangible assets, net:
Patents	—	1,500	—	(566)	934
Customer contracts	—	2,600	—	(982)	1,618
Accounts payable	(8)	—	—	—	(8)
Deferred revenue	(93)	—	—	—	(93)
Customer advances	(14,946)	—	—	—	(14,946)
Other accrued expenses	—	(1,822)	83	—	(1,739)
Goodwill	—	2,352	(4,059)	1,707	—

	$292	$13,599	$(41)	—	$13,850

INVENTORY

Inventory consists of the following:

	December 31, 2003	July 4, 2004
		(unaudited)
Purchased parts and materials	$10,688	$4,231
Work in progress	1,084	1,207
Finished goods and consumables	6,443	11,860

	$18,215	$17,298

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

In the fourth quarter of 2002 the decision was made to completely outsource all our manufacturing. As a result the Company recorded a $975 restructuring charge for the closure of our Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $368 was recognized as restructuring in the income statement in the fourth quarter of 2003 as the Company reassessed the ability to sublease the Riverside facility.

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

During the first quarter of 2004 the Company revised its original restructuring programs and initiated a new program to further reduce operating expenses. The Company did not record a restructuring charge during the first quarter of 2004. The total cost expected to be incurred as part of this restructuring program is $420 related to termination costs for 21 employees. This plan will be completed by the end of the third quarter of 2004. During the second quarter of 2004 the company incurred $397 related to this plan.

In conjunction with the purchase of the Proximity business the Company implemented its plan to relocate the Proximity business from Maidenhead, England and Sunrise, Florida to the Company’s facilities in Uxbridge, England and Boca Raton, Florida. The Company recorded acquisition-related restructuring charges of $520, in the fourth quarter of 2003, in connection with the relocation of the Proximity business. The estimated relocation costs were revised during the second quarter of 2004 from $520 down to $338. The adjustment formed part of the revised fair value adjustments of the Proximity acquisition. This plan is expected to be completed by the end of the third quarter of 2004.

	Accrued at December 31, 2003	Paid in 2004	Revision to preliminary fair value adjustments	Accrued at July 4, 2004
Office relocation and closure – other associated costs	$520	$(103)	$(182)	$235

The restructuring charges and their utilization are summarized as follows:

	Balance at beginning of period	Restructuring charge	Accrued on acquisition	Utilized	Balance at end of period
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Six months ended July 4, 2004
One-time termination benefits	$—	$397	$—	$(175)	$222
Contract termination costs	947	—	—	(162)	785
Other associated costs	591	—	(182)	(103)	306

	$1,539	$397	$(182)	$(440)	$1,313

Year ended December 31, 2003
One-time termination benefits	$79	$342	$—	$(421)	$—
Contract termination costs	825	397	—	(275)	947
Other associated costs	150	11	520	(89)	591

	$1,054	$750	$520	$(785)	$1,539

All charges will result in direct cash outlays.

AIRSPAN NETWORKS INC.

NOTES TO THE FINANCIAL STATEMENTS - (Continued)

(in thousands, except for share and per share data)

SEGMENTAL INFORMATION

As a developer and supplier of fixed wireless communications access systems and solutions, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. The majority of the Company’s revenue is generated from products manufactured in the United Kingdom, Mexico and Israel, with additional revenue generated from sales of original equipment manufacturer’s (OEM) products.

An analysis of revenue by geographical market is given below:

	Quarter Ended		Year-to-Date
	June 29, 2003	July 4, 2004	June 29, 2003	July 4, 2004
	(unaudited)		(unaudited)
USA	$275	$1,029	$708	$1,204
Asia	2,462	1,820	7,269	2,908
Europe	974	2,146	1,379	4,527
Africa and the Middle East	2,910	265	4,546	960
Latin America and Caribbean	903	12,992	1,433	21,073

	$7,524	$18,252	$15,335	$30,672

COMPREHENSIVE LOSS

Total comprehensive loss was $10,074 for the quarter ended June 29, 2003 and $4,997 for the quarter ended July 4, 2004.

Components of Comprehensive Loss

	Quarter Ended		Year-to-Date
	June 29, 2003	July 4, 2004	June 29, 2003	July 4, 2004
	(unaudited)		(unaudited)
Net loss	$(10,407)	$(4,408)	$(15,994)	$(9,793)
Other Comprehensive Income / (Loss):
Movement in the fair value of cash flow hedges
- unrealized (loss)/gain on foreign currency cash flow hedges	810	(15)	401	229
- reclassification of adjustment for gains realized in net income	(477)	(574)	(1,089)	(1,036)

Comprehensive loss	$(10,074)	$(4,997)	$(16,682)	$(10,600)

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

	Quarter Ended		Year-to-Date
	June 29, 2003	July 4, 2004	June 29, 2003	July 4, 2004
	(unaudited)		(unaudited)
Numerator:
Net loss per share	$(10,407)	$(4,408)	$(15,994)	$(9,793)

Denominator:
Weighted average common shares outstanding basic and diluted	34,734,726	36,174,346	34,856,524	36,034,043

Net loss per share– basic and diluted	$(0.30)	$(0.12)	$(0.46)	$(0.27)

In 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“ESPP”), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. As of July 4, 2004, there were 2,037,331 shares of common stock reserved for issuance under the ESPP. On August 1, 2004 the Company issued 211,754 shares at $1.76 per share to employees participating in the ESPP.

During the six months ended July 4, 2004 728,289 options granted pursuant to the 1998 stock option plan were exercised at an average exercise price of $1.07.

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

COMPARISON OF THE QUARTER ENDED JULY 4, 2004 TO THE QUARTER ENDED JUNE 29, 2003

Revenue

Revenue totaled $18.3 million for the quarter ended July 4, 2004 representing a 143% increase from the $7.5 million reported for the comparable 2003 quarter. The increase in revenues was primarily attributable to the Proximity acquisition in the fourth quarter of 2004. In addition, revenue for the second quarter of 2004 was 47% higher than for the first quarter of 2004. During the quarter, revenue was derived from 95 customers in 51 countries. Geographically, 71% of our revenues were derived from customers in Latin America and the Caribbean, 12% from Europe and 10% from Asia. North American customers and Africa and Middle Eastern customers accounted for 6% and 1% of revenues, respectively. In the second quarter 2004, sales to customers in Latin America and Caribbean increased by $12.1 million compared to the second quarter of 2003, primarily as a result of the acquisition of the Proximity business from Nortel Networks. During the quarter ended July 4, 2004, the Company made sales across all product lines to 30 customers in the Americas region, which is a record for the region.

Cost of Revenue

Cost of revenue increased 114% to $12.2 million in the quarter ended July 4, 2004 from $5.7 million in the quarter ended June 29, 2003 as a result of the increase in revenue. During the second quarter 2003 an inventory provision of $4.4 million was recorded. There was no comparable charge in the second quarter 2004. The gross profit for the second quarter of 2004 was $6.1 million (33% of revenue) compared to a gross loss of $2.6 million (negative 34% of revenue) for the second quarter 2003. The increase in gross margin in the second quarter 2004 was due primarily to the $4.4 million inventory provision in the second quarter of 2003 and variations in the percentage of sales of lower margin subscriber terminals and higher margin infrastructure equipment. The increase in gross margin was also partly attributable to comparable amounts of period costs being spread over a larger quarterly revenue base.

Research and Development Expenses

Research and development expenses increased 29% to $4.7 million in the quarter ended July 4, 2004 from $3.7 million in the quarter ended June 29, 2003. The increase arose from the purchase of the Proximity business in the fourth quarter of 2003, which was partially offset by expense reductions arising from headcount and expense reduction programs. During the second quarter of 2004, continued research and development with respect to the WiMAX product resulted in the Company being ahead of schedule with respect to prototype hardware.

Sales and Marketing Expenses

Sales and marketing expenses increased slightly to $2.8 million in the second quarter 2004 from $2.7 million in the second quarter 2003 as a result of changes in sales focus, commission and trade shows across the regions of the company.

Bad Debt Provision

In the second quarter 2004, the Company recorded a bad debt provision of $0.3 million relating to customer accounts for which management has determined that full recovery was unlikely. No provisions were made for bad debts in the corresponding quarter of 2003.

General and Administrative Expenses

General and administrative expenses increased 26% to $2.8 million in the quarter ended July 4, 2004 from $2.3 million in the quarter ended June 29, 2003. The increase is primarily due to an increase in legal and professional expenditures, including costs related to compliance with the Sarbanes Oxley Act 2002, an increase in the foreign exchange rate of certain sterling denominated charges and additional expense incurred in connection with the purchase of the Proximity business in the fourth quarter of 2004.

Amortization of Intangibles

The Company recorded an expense of $0.16 million in the second quarter 2004 compared with an expense of $0.04 million for the second quarter 2003. The increase in amortization expense relates to intangibles acquired as part of the Proximity purchase in the fourth quarter of 2003. These intangibles are expected to be fully amortized by the end of 2008. During the quarter the Company finalised its estimates of fair values allocated to certain assets and liabilities acquired in the Proximity purchase. Pursuant to this process, the amortization charge was decreased on a quarterly basis by $0.08 million.

Restructuring Provision

During the second quarter 2004 the Company reduced operating expenses in accordance with a revised restructuring program initiated in the first quarter 2004. The Company recorded a restructuring charge during the second quarter 2004 of $0.4 million. The total cost expected to be incurred as part of this restructuring program is $0.4 million related to termination costs associated with employees. This restructuring program is expected to be completed by the end of the third quarter of 2004. The Company recorded a restructuring provision of $0.3 million in the second quarter 2003.

Interest Expense and Interest and Other Income

Interest expense was $0 in the second quarter of 2004 and second quarter of 2003 as a result of the settlement of all of our long-term debt in the second quarter of 2003. Interest and other income decreased to $0.7 million for the quarter ended July 4, 2004 compared to $1.1 million in the quarter ended June 29, 2003. The decrease was due primarily to lower foreign exchange gains of $0.5 million recorded in the second quarter of 2004 as compared to the $0.8 million recorded in the comparable period of 2003. Interest income was $0.1 million lower in the second quarter 2004 than in the second quarter 2003 due to lower average cash balances and lower interest rates during the quarter ended July 4, 2004 as compared to the comparable period of 2003. The foreign exchange gains in 2004 and 2003 are primarily a result of the Company’s liquidation of certain currency hedging contracts entered into by the Company to protect itself against a strengthening of the British Pound against the US Dollar.

Income Taxes

We did not have a material income tax charge in either the second quarter of 2004 or 2003.

Net Loss

Our net loss of $4.4 million, or $0.12 per share, in the quarter ended July 4, 2004 compares to a net loss of $10.4 million, or $0.30 per share, in the quarter ended June 29, 2003, a decrease of 58%. The net loss attributable to common stockholders for the second quarter of 2004 is $0.03 per share lower than the net loss attributable to common stockholders for the first quarter of 2004. The increase in gross profit of $8.6 million was partially offset by higher operating expenses of $2.2 million and a decrease in interest and other income of $0.4 million.

Other Comprehensive Loss

Other comprehensive loss for the quarter ended July 4, 2004 arose from the decrease in fair value of our forward foreign exchange contracts on retranslation of $0.02 million and the reclassification of gains realized in net income of $0.6 million. These forward exchange contracts are used to hedge our UK expenses through to December 2004. Other comprehensive gain for the quarter ended June 29, 2003 was $0.3 million.

COMPARISON OF THE SIX MONTHS ENDED JULY 4, 2004 TO THE SIX MONTHS ENDED JUNE 29, 2003

Revenue

Revenue totaled $30.7 million for the six months ended July 4, 2004 representing a 100% increase from the $15.3 million reported for the comparable 2003 period. The increase in revenues was primarily attributable to the Proximity acquisition in the fourth quarter of 2004. During the six month period, revenue was derived from over 130 customers in over 60 countries. Geographically, 69% of our revenues were derived from customers in Latin America and the Caribbean, 15% from Europe and 9% from Asia. North American customers and Africa and Middle Eastern customers accounted for 4% and 3% of revenues, respectively. In the six months ended July 4, 2004, sales to customers in Latin America and the Caribbean increased by $19.3 million compared to the corresponding 2003 period, primarily as a result of the acquisition of the Proximity business from Nortel Networks.

Cost of Revenue

Cost of revenue increased 91% to $20.9 million in the six months ended July 4, 2004 from $11.0 million in the six months ended June 29, 2003 as a result of the increase in revenue. During the first two quarters of 2003 an inventory provision of $4.4 million was recorded. There was no inventory provision recorded in the first six months of quarter 2004. The gross profit for the first six months of 2004 was $9.8 million (32% of revenue) compared to a gross loss of $0.02 million (0% of revenue) for the first half of 2003. The increase in gross margin was due primarily to the $4.4 million inventory provision recorded in the first six months of 2003 and variations in the percentage of sales of lower margin subscriber terminals and higher margin infrastructure equipment. The increase in gross margin was also partly attributable to comparable amounts of period costs being spread over a larger quarterly revenue base.

Research and Development Expenses

Research and development expenses increased 32% to $9.8 million in the six months ended July 4, 2004 from $7.4 million in the six months ended June 29, 2003. The increase arose from the purchase of the Proximity business in the fourth quarter of 2003, which was partially offset by expense reductions arising from headcount and expense reduction programs.

Sales and Marketing Expenses

Sales and marketing expenses remained consistent for the first six months of 2003 and 2004 at $5.3 million.

Bad Debt Provision

In the first half of 2004, the Company recorded a bad debt provision of $0.3 million. This provision related to customer accounts for which management determined that full recovery was unlikely. No provisions were made for bad debts in the corresponding 2003 period.

General and Administrative Expenses

General and administrative expenses increased 5% to $4.9 million in the six months ended July 4, 2004 from $4.6 million in the six months ended June 29, 2003. The increase is primarily due to an increase in legal and professional expenditures, including costs related to compliance with the Sarbanes Oxley Act 2002, an increase in the foreign exchange rate of certain sterling denominated charges and additional expense incurred in connection with the purchase of the Proximity business in the fourth quarter of 2004, partially offset by expense and headcount reduction programs.

Amortization of Intangibles

The Company recorded an expense of $0.4 million in the first six months of 2004 compared with an expense of $0.1 million for the corresponding 2003 period. The increase in amortization expense relates to intangibles acquired as part of the Proximity purchase in the fourth quarter of 2003.

Restructuring Provision

During the first half of 2004 the Company reduced operating expenses in accordance with a revised restructuring program initiated in the first quarter 2004. The Company recorded a restructuring charge during the period of $0.4 million. The total cost expected to be incurred as part of this restructuring program is $0.4 million related to termination costs associated with employees. This restructuring program is expected to be completed by the end of the third quarter of 2004. The Company recorded a restructuring provision of $0.3 million in the first half of 2003.

Interest Expense and Interest and Other Income

Interest expense was $0 in the first half of 2004 and first half of 2003 as a result of the settlement of all of our long-term debt in the second quarter of 2003. Interest and other income decreased to $1.5 million for the first half of 2004 compared to $1.7 million for the corresponding 2003 period primarily due to lower foreign exchange gains of $0.1 million and lower interest received of $0.1 million for the six month period ended July 4, 2004 as compared to the six month period ended June 29, 2003. The foreign exchange gains in 2004 and 2003 are primarily attributable to the Company’s liquidation of certain currency hedging contracts entered into by the Company to protect itself against a strengthening of the British Pound against the US Dollar.

Income Taxes

We did not have a material income tax charge in either the first half of 2004 or 2003.

Net Loss

Our net loss of $9.8 million in the six months ended July 4, 2004 compares to a net loss of $16.0 million in the six months ended June 29, 2003, a decrease of 39%. The increase in gross profit of $9.8 million was partially offset by higher operating expenses of $3.4 million and a decrease in interest and other income of $0.2 million.

Other Comprehensive Loss

Other comprehensive loss for the six months ended July 4, 2004 arose from the increase in fair value of our forward foreign exchange contracts on retranslation of $0.2 million and the reclassification of gains realized in net income of $1.0 million. These forward exchange contracts are used to hedge our UK expenses through to December 2004. Other comprehensive loss for the six months ended June 29, 2003 was $0.7 million.

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

During the first quarter of 2004 the Company revised its original restructuring programs and initiated a new program to further reduce operating expenses. The Company did not record a restructuring charge during the first quarter of 2004. The total cost expected to be incurred as part of this restructuring program is $0.4 million related to termination costs for 21 employees. This plan is will be completed by the end of the third quarter of 2004. During the second quarter of 2004 the company incurred cost of $0.4 million related to this plan

In conjunction with the purchase of the Proximity business the Company implemented its plan to relocate the Proximity business from Maidenhead, England and Sunrise, Florida to the Company’s facilities in Uxbridge, England and Boca Raton, Florida. The Company recorded acquisition-related restructuring charges of $0.5 million, in the fourth quarter of 2003, in connection with the relocation of the

Proximity business. The estimated relocation costs were revised during the second quarter of 2004 from $0.5 million down to $0.4 million. The adjustment formed part of the revised fair value adjustments of the Proximity acquisition. This plan is expected to be completed by the end of the third quarter of 2004.

in thousands	Accrued at December 31, 2003	Paid in 2004	Revision to original fair value adjustments	Accrued at July 4, 2004
Office relocation and closure – other associated costs	$520	$(103)	$(182)	$235

The restructuring charges and their utilization are summarized as follows:

	Balance at beginning of period	Restructuring charge	Accrued on acquisition	Utilized	Balance at end of period
in thousands	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Six months ended July 4, 2004
One-time termination benefits	$—	$397	$—	$(175)	$222
Contract termination costs	947	—	—	(162)	785
Other associated costs	591	—	(182)	(103)	306

	$1,539	$397	$(182)	$(440)	$1,313

Year ended December 31, 2003
One-time termination benefits	$79	$342	$—	$(421)	$—
Contract termination costs	825	397	—	(275)	947
Other associated costs	150	11	520	(89)	591

	$1,054	$750	$520	$(785)	$1,539

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

As of July 4, 2004, we had cash and cash equivalents totaling $22.4 million and $24.9 million of restricted cash that is held as collateral for landlords and customers and contributions from employees in respect of the Employee Share Purchase Plan. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments. Our total cash and cash equivalents, including restricted cash, at the end of the second quarter 2004 is $3.2 million greater than at the end of the first quarter 2004.

Until we are able to generate cash from operations, if ever, we intend to use our existing cash resources to finance our operations and business combinations. We believe we have sufficient cash resources to finance our operations for at least the next twelve months.

For the six months ended July 4, 2004, we generated $12.0 million of cash from operating activities compared with a use of $11.7 million for the six months ended June 29, 2003. The cash inflow from operations for the first six months of 2004 was primarily as a result of our net increase in customer advance payments of approximately $15.0 million in connection with contract payments made by a customer in Latin America and the Caribbean, $4.9 million from a decrease in inventory levels and $2.8 million from a decrease in accounts receivable. The cash inflow was partially offset by a net loss of $9.8 million and a $2.9 million increase in other current assets primarily related to amounts due from our contract manufacturer for inventories purchased from Airspan. Days sales outstanding decreased to 45 days at the end of the second quarter 2004 from 82 at the end of the first quarter 2004.

The net cash used in investing activities in the six months ending July 4, 2004 was $1.0 million all of which was utilized for capital equipment purchases. Net cash generated from investing activities in the six months ending June 29, 2003 was $3.0 million. Proceeds from the sale of $4.1 million in short term investments in the first six months of 2003 were partially offset by $1.1 million of capital equipment purchases.

Our financing cash outflow for the six months ended July 4, 2004 was $22.5 million compared with an outflow of $2.2 million for the six months ended June 29, 2003. The outflow for the first six months of 2004 is primarily attributable to a $23.3 million increase in restricted cash. This was partially offset by $0.8 million received on exercise of stock options. Restricted cash increases when the Company issues a guarantee secured by cash collateral or additional contributions are collected from employees under the ESPP and decreases whenever such a guarantee is cancelled or shares are actually purchased under the ESPP.

Our contracts with our customer Axtel, require the Company to provide bank guarantees for any payments made by Axtel in advance of product deliveries if such payments exceed $10 million. As a requirement of the bank in issuing these guarantees, the Company is required to place cash deposits as collateral with the issuing bank. The value of these guarantees and restricted cash at the end of the second quarter 2004 was approximately $21.5 million. It is expected that by the end of the fourth quarter of 2004 these amounts will be reduced to zero.

The company has no material commitments other than obligations on operating leases, the forward exchange contracts mentioned below and purchase commitments to our manufacturing subcontractors. Arising from the increase in customer orders, we have increased our purchase commitments to our main manufacturing subcontractors. These purchase commitments totaled $8.2 million at December 31, 2003 and at August 10, 2004 were $35.1 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of July 4, 2004 and December 31, 2003 we had cash, cash equivalents and restricted cash of $47.3 million and $35.5 million, respectively. Substantially all of these amounts consisted of highly liquid investments with purchase to maturity terms of less than 90 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from July 4, 2004 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

For the six months ended July 4, 2004, 96% of our sales were denominated in U.S. dollars, 3% were denominated in euro and 1% were denominated in Australian dollars. Comparatively, for the six months ended June 29, 2003, 96 % of our sales were denominated in US dollars, 2% were denominated in Australian dollars, and 2% were denominated in euro. Our total euro denominated sales for the six months ended July 4, 2004 were $ 0.8 million, which were recorded at an average exchange rate of $1US = € 0.8106 . Our total Australian dollar denominated sales for the six months ended July 4, 2004 were $ 0.8 million, which were recorded at an average exchange rate of $1US = AUS$ 1.3526. If the average exchange rates used had been higher or lower during the six month period ending July 4, 2004 by 10%, they would have decreased or increased the total Australian dollar and euro-denominated sales value by $ 0.1 million. We expect the proportions of sales in euro and Australian dollars to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not take into account changes in sales volumes.

Since May 2000, we have from time to time entered into fair value currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than US dollars. We do not enter into any currency hedging activities for speculative purposes. The costs of these contracts are included under interest and other income in our financial statements. There were no hedges outstanding at July 4, 2004. We will continue to monitor our foreign currency exposures and may modify hedging strategies, as we deem prudent.

We have also entered into cash flow currency hedges. Our operating results are affected by moves in foreign currency exchange rates, particularly the rate between U.S. dollars and U.K. pounds sterling and the rate between U.S. dollars and Israeli shekels. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and Israeli shekels. During the six months ended July 4, 2004, we paid expenses in local currency of approximately 8.2 million pounds sterling, at an average rate of $1US = 0.5485 pounds sterling. During the six months ended July 4, 2004, we paid expenses in local currency of approximately 14.5 million Israeli shekels, at an average rate of $1US = 4.504 shekels. If the expenses in pounds sterling had not been hedged and the average exchange rates for U.K. pounds sterling and Israeli shekels had been higher or lower for the three month period ended July 4, 2004 by 10%, the total pounds sterling and Israeli shekel denominated operating expenses would have decreased or increased by $1.3 million and $0.3 million respectively.

We expect the proportions of operating expenses paid in pounds sterling and Israeli shekels to fluctuate over time. To hedge our pound sterling foreign currency risk, we had outstanding forward exchange contracts at July 4, 2004, to purchase 3.6 million pounds sterling at an average exchange rate of $1US = 0.6489 pounds sterling in six variable amounts up to December 2004.

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

This evaluation included the Company’ Proximity business acquired from Nortel Networks on December 23, 2003. Prior to acquisition, the Proximity business operated as a division within Nortel Networks.

Since acquisition, the Company has focused on integrating the disclosure controls and procedures of the Proximity business with the Company’s disclosure controls and procedures. The Company performed additional procedures to substantiate the financial information related to the Proximity business included in this report and, as a result, management, including our Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures were effective.

There have been no significant changes in Airspan’s internal controls over financial reporting that occurred during Airspan’s second fiscal quarter that has materially affected or is reasonably likely to materially affect, Airspan’s internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants Airspan, and Eric D. Stonestrom (our President and Chief Executive Officer), Joseph J. Caffarelli (our former Senior Vice President and Chief Financial Officer), Matthew Desch (our Chairman) and Jonathan Paget (our Executive Vice President and Chief Operating Officer) (the “Individual Defendants”) together with certain underwriters of our July 2000 initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, Plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The action seeks damages in an unspecified amount.

This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10b claim against us, but allowed the Section 11 claim to proceed. Airspan has approved the terms of a settlement agreement (the “Settlement Agreement”) and related agreements which set forth the terms and conditions of a settlement between Airspan, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the Settlement Agreement provides for a release of Airspan and the Individual Defendants for the conduct alleged in the action to be wrongful. Pursuant to the terms of the Settlement Agreement, Airspan will agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. Accordingly, Airspan does not expect that the settlement will involve any payment by Airspan. The Settlement Agreement, which has not yet been executed, has been submitted to Court for approval. Approval by the Court cannot be assured. We cannot opine as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

Item 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation of Airspan-(1)

3.2	Amended and Restated Bylaws of Airspan (2)

4.1	Form of Airspan’s common stock certificate (3)

10.1	1998 Stock Option and Restricted Stock Plan (3)

10.2	2000 Employee Stock Purchase Plan, as amended (1)

10.3	Employment Agreement with Eric Stonestrom (3), (4)

10.4	Employment Agreement with Jonathan Paget (3), (4)

10.5	Employment Agreement with Peter Aronstam, as amended (5), (6)

10.6	2001 Supplemental Stock Option Plan (5)

10.7	Employment Agreement with Henrik Smith-Petersen (4), (6)

10.8	Employment Agreement with David Brant (4), (6)

10.9	2003 Supplemental Stock Option Plan (2)

10.10	Purchase and License Agreement, dated as of March 20, 2003, as amended on September 15, 2003 by and between Nortel Networks de Mexico, S.A. de C.V. and Axtel S.A. de C.V. (7) (8)

10.11	Product Supply Agreement, dated as of December 23, 2003, as amended on September 15, 2003 by and between Airspan Networks, Inc. and Nortel Networks Limited (1) (9)

10.12	Airspan Omnibus Equity Compensation Plan (1)

10.13	Amendment Agreement No. 1 to Purchase and License Agreement, dated September 15, 2003 among Nortel Networks Limited, Nortel Networks de Mexico, S.A. de C.V. and Axtel, S.A. de C.V.(10)

10.14	Assignment and Assumption Agreement dated December 23, 2003 among Nortel Networks Limited and certain of its subsidiaries, the Company and Airspan Communications Limited (7)

10.15	Amendment Agreement No. 2 to FWA PLA and FWA TASS dated as of April 20, 2004 between the Company and Axtel, S.A. de C.V. (11) (12)

10.16	Technical Assistance Support Services Agreement for FWA Equipment, dated as of February 14, 2003, by and between Nortel Networks UK Limited and Axtel, S.A. de C.V. (13) (14)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
1	Incorporated by reference to Airspan’s Form 10-Q for the quarter ended April 4, 2004.
2	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2003.
3	Incorporated by Reference to Airspan’s Registration Statement on Form S-1 (333-34514) filed July 18, 2000
4	Management Agreement or Compensatory Plan or Arrangement
5	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2000
6	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2002
7.	Incorporated by reference to the Company’s report on Form 8-K filed on June 1, 2004.
8.	Portions of this document have been omitted and were filed separately with the SEC on June 1, 2004 pursuant to a request for confidential treatment.
9.	Portions of this document have been omitted and were filed separately with the SEC on March 30, 2004 pursuant to a request for confidential treatment.
10	Incorporated by reference by the Company’s report on Form 8-K/A filed on July 22, 2004.
11.	Incorporated by reference by the Company’s report on Form 8-K/A filed on August 10, 2004.

12.	Portions of this document have been omitted and were filed separately with the SEC on August 10, 2004 pursuant to a request for confidential treatment.
13.	Incorporated by reference by the Company’s report on Form 8-K/A filed on July 6, 2004.
14.	Portions of this document have been omitted and were filed separately with the SEC on July 6, 2004 pursuant to a request for confidential treatment.

(b) Reports on Form 8-K:

The following current reports were filed on Form 8-K since the first quarter of 2004:

(1) On April 22, 2004, a Current Report was filed under Item 5 and Item 7 related to amendments to the Company’s existing fixed wireless access equipment supply agreement with Axtel S.A. de C.V.

(2) On May 6, 2004, a Current Report was filed under Item 7 and Item 12 related to the Company’s first quarter financial results.

(3) On June 1, 2004, a Current Report, subsequently amended on July 6, 2004, July 22, 2004 and August 10, 2004, was filed under Item 5 and Item 7 related to filings of more complete copies of the Company’s agreements with Axtel and Nortel Networks.

(4) On August 4, 2004, a Current Report was filed under Item 5 and Item 7 related to the Company’s second quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aug 18, 2004

AIRSPAN NETWORKS INC.

By:	/s/ PETER ARONSTAM
Peter Aronstam
Senior Vice President and Chief Financial Officer