Form 10-Q
period 2004-10-03
AIRSPAN NETWORKS INC
filed 2004-11-17
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 3, 2004

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

Number of shares outstanding of the registrant’s common stock as of November 11, 2004: 37,516,849

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share and per share data)

	December 31, 2003 (1)	October 3, 2004
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$33,926	$51,936
Restricted cash	1,588	16,430
Accounts receivable, less allowance for doubtful accounts of $5,207 at December 31, 2003 and $3,288 at October 3, 2004	12,509	12,705
Unbilled accounts receivable	54	92
Inventory	18,215	12,462
Prepaid expenses and other current assets	4,570	6,756
Total Current Assets	70,862	100,381
Property, plant and equipment, net	3,736	4,036
Goodwill	3,136	789
Intangible assets, net	4,554	2,421
Long term accounts receivable	-	305
Other non-current assets	984	1,119
Total Assets	$83,272	$109,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,751	$14,476
Accrued taxes	449	462
Deferred revenue	989	1,061
Customer advances	15,070	18,679
Other accrued expenses	10,000	9,424
Total Current Liabilities	34,259	44,102
Stockholders’ Equity
Preferred stock, $0.0001 par value; 0 shares authorized at December 31, 2003 and 74,200 shares authorized at October 3, 2004: 0 issued at December 31, 2003 and 73,000 issued at October 3, 2004	-	-
Common stock, $0.0003 par value; 50,000,000 shares authorized at December 31, 2003 and 100,000,000 shares authorized at October 3, 2004: 36,314,410 issued at December 31, 2003 and 37,393,270 issued at October 3, 2004	11	11
Note receivable - stockholder	(130)	(87)
Additional paid in capital	215,209	245,615
Treasury stock: 834,560 shares held at December 31, 2003 and at October 3, 2004	(797)	(797)
Accumulated other comprehensive income	1,839	576
Accumulated deficit	(167,119)	(180,369)
Total Stockholders’ Equity	49,013	64,949
Total Liabilities and Stockholders’ Equity	$83,272	$109,051

 (1) Derived from audited financial statements
The accompanying notes are an integral part of these condensed financial statements

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except for share and per share data)

	Quarter Ended		Year-to-Date
	Sept. 28, 2003	October 3, 2004	Sept. 28, 2003	October 3, 2004
	(unaudited)		(unaudited)
Revenue	$6,293	$26,452	$21,628	$57,124
Cost of revenue	(5,656)	(18,294)	(16,613)	(39,169)
Inventory provision	-	(1,099)	(4,398)	(1,099)
Gross profit	637	7,059	617	16,856
Operating expenses:
Research and development	3,413	4,495	10,802	14,284
Sales and marketing	2,269	2,782	7,529	8,094
Bad debt provision	-	249	-	549
General and administrative	2,037	3,342	6,675	8,221
Amortization of intangibles	44	175	131	579
Restructuring provision	46	16	319	413
Total operating expenses	7,809	11,059	25,456	32,140

Loss from operations	(7,172)	(4,000)	(24,839)	(15,284)
Interest expense	-	-	(38)	-
Interest and other income	385	591	2,100	2,084
Loss before income taxes	(6,787)	(3,409)	(22,777)	(13,200)

Income tax charge	-	48	4	50
Net loss	$(6,787)	$(3,457)	$(22,781)	$(13,250)

Net loss per share - basic and diluted	$(0.19)	$(0.09)	$(0.65)	$(0.37)

Weighted average shares outstanding- basic and diluted	35,144,080	36,439,662	34,952,376	36,169,249

The accompanying notes are an integral part of these condensed financial statements

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year-to-date
	Sept. 28, 2003	October 3, 2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,781)	$(13,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,179	1,975
Gain on settlement of long term debt	(125)	-
Change in operating assets and liabilities:
Decrease/(increase) in receivables	2,298	(196)
Decrease in inventories	6,275	9,688
Decrease/(increase) in other current assets	183	(3,487)
(Decrease)/increase in accounts payable	(1,922)	6,725
(Decrease)/increase in deferred revenue	(451)	72
Increase in customer advances	-	3,609
Decrease in accrued expenses	(677)	(439)
Increase in long-term accounts receivable	-	(305)
Increase in other non current assets	(35)	(135)
Net cash (used in)/from operating activities	(15,056)	4,257
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,343)	(1,855)
Proceeds from the sale of investment securities	5,074	-
Net cash from/(used in) investing activities	3,731	(1,855)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	370	373
Payment of long-term debt	(2,375)	-
Repayment of note receivable - stockholder	-	43
Exercise of stock options	45	901
Proceeds from the sale of Series “A” preferred stock, net of issuance costs	-	29,132
Purchase of treasury stock	(392)	-
Restricted cash movement	766	(14,841)
Net cash (used in)/from financing activities	(1,586)	15,608
(Decrease)/increase in cash and cash equivalents	(12,911)	18,010
Cash and cash equivalents, beginning of period	48,167	33,926
Cash and cash equivalents, end of period	$35,256	$51,936
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$26	$2

The accompanying notes are an integral part of these condensed financial statements

AIRSPAN NETWORKS INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
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

The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

All notes to the financial statements are shown in thousands, except for share data.

AIRSPAN NETWORKS INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

CONTINGENCIES

Warranty

The Company provides a limited warranty for periods, usually ranging from twelve to twenty-four months, to all purchasers of its new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and is amortized over the warranty period. Management believes that the amounts provided for are sufficient for all future warranty costs on equipment sold through October 3, 2004 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in the Company’s product warranty liabilities was as follows for the nine months ended October 3, 2004.

	Balance at beginning of period	Accrual for warranties issued during the period	Changes in accruals related to pre-existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period
Nine months ended October 3, 2004
Product warranty liability	$652	$837	$(260)	$(433)	$796

Other guarantees

The Company had delivered to its landlords and customers bank guarantees aggregating to $1,435 at December 31, 2003 and $16,411 at October 3, 2004. The foregoing figures represent the maximum potential amount of future payments the Company could be required to make under these guarantees. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. These pledges have been classified as restricted cash. The Company has not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote.

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

This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but allowed the Section 11 claim to proceed. Airspan has approved a settlement agreement and related agreements which set forth the terms of a settlement between Airspan, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. Airspan would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Airspan to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Airspan. Airspan has no information as to whether there are any material limitations on the expected recovery by other issuer defendants of any potential financial obligation to plaintiffs from the insurance carriers of those issuer defendants. Assuming there are no such material limitations, Airspan’s maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. The settlement agreement has been submitted to the Court for approval. Approval by the Court cannot be assured.  The Company is unable to determine whether or when a settlement will occur or be finalized. If the settlement is not approved and Airspan is found liable, we are unable to estimate the potential damages that might be awarded and whether such damages would be greater than Airspan’s insurance coverage.

AIRSPAN NETWORKS INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

STOCK COMPENSATION

At October 3, 2004, the Company had three stock option employee compensation plans and the 2000 Employee Stock Purchase Plan (“ESPP”). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No.25 Accounting for Stock issued to Employees, and related interpretations. In all periods shown the Company has valued stock-based employee compensation using the intrinsic value method. There was no stock-based compensation cost reflected in net income in either 2003 or 2004. All options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock based employee compensation.

	Quarter Ended		Year-to-Date
	Sept 28, 2003	October 3, 2004	Sept. 28, 2003	October 3, 2004
	(unaudited)		(unaudited)
Net loss, as reported
Add back:	$(6,787)	$(3,457)	$(22,781)	$(13,250)
Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	-	-	-	-
Deduct:
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied to all awards	(575)	(556)	(1,717)	(1,553)
Pro forma net loss	$(7,362)	$(4,013)	$(24,498)	$(14,803)
Net loss per share - basic and diluted	$(0.19)	$(0.09)	$(0.65)	$(0.37)
Pro forma net loss per share- basic and diluted	$(0.21)	$(0.11)	$(0.70)	$(0.41)

ACQUISITIONS

On December 23, 2003, the Company completed an agreement with Nortel Networks to acquire the fixed wireless access business of Nortel Networks known as “Proximity”. As part of the transaction, Airspan acquired Nortel Networks’ inventory relating to Proximity. The initial allocation of the purchase price was preliminary. During the quarter ended July 4, 2004 the Company revised its estimates of the fair values allocated to certain assets and liabilities acquired in the Proximity transaction. Given the availability of more accurate information on the acquired Proximity inventory, the Company has increased its valuation of the acquired inventory by $3.9 million. The Company also reduced acquisition accruals by $0.1 million. The adjustments to the purchase price allocation gave rise to negative goodwill of $1.7 million which has been allocated, on a pro rata basis, against purchased long-term assets. All of these adjustments were made in the second quarter of 2004.

AIRSPAN NETWORKS INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

The following table shows the preliminary purchase price allocation along with the revisions made to this during the quarter ended July 4, 2004. During the quarter ended October 3, 2004 the Company did not make any changes to its estimates of the fair values allocated to certain assets and liabilities acquired in the Proximity transaction.

Calculation of purchase price:

	Cash Consideration	Accrued costs	Revisions to original accrued costs	Total

Initial purchase price	$12,850	-	-	$12,850
Working capital adjustment	241	-	-	241
Acquisition costs	-	$800	$(41)	759
Total purchase price	$13,091	$800	$(41)	$13,850

Allocation of purchase price	Historical book value	Preliminary purchase price allocation/fair value adjustments	Revisions to preliminary purchase price allocation/fair value adjustments	Allocation of negative goodwill	Fair value

Cash	$14,946	-	-	-	$14,946
Inventory	-	$8,550	$3,935	-	12,485
Prepaid expenses and other current assets	393	-	-	-	393
Property, plant and equipment, net	-	419	-	$(159)	260
Intangible assets, net:
Patents	-	1,500	-	(566)	934
Customer contracts	-	2,600	-	(982)	1,618
Accounts payable	(8)	-	-	-	(8)
Deferred revenue	(93)	-	-	-	(93)
Customer advances	(14,946)	-	-	-	(14,946)
Other accrued expenses	-	(1,822)	83	-	(1,739)
Goodwill	-	2,352	(4,059)	1,707	-
Total purchase price	$292	$13,599	$(41)	-	$13,850

INVENTORY

Inventory consists of the following:

	December 31, 2003	October 3, 2004
		(unaudited)
Purchased parts and materials	$10,688	$4,157
Work in progress	1,084	1,043
Finished goods and consumables	6,443	7,262
	$18,215	$12,462

AIRSPAN NETWORKS INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS - (Continued)
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

During the first quarter of 2004 the Company revised its original restructuring programs and initiated a new program to further reduce operating expenses. This program was completed by the end of the third quarter of 2004. The total cost incurred for this restructuring program was $0.4 million, recorded as a restructuring charge, related to termination costs for 21 employees. During the third quarter of 2004, the Company incurred $0.02 million related to this program.

In conjunction with the purchase of the Proximity business the Company implemented its plan to relocate the Proximity business from Maidenhead, England and Sunrise, Florida to the Company’s facilities in Uxbridge, England and Boca Raton, Florida. The Company recorded acquisition-related restructuring charges of $520, in the fourth quarter of 2003, in connection with the relocation of the Proximity business. The estimated relocation costs were revised during the second quarter of 2004 from $520 down to $338. The adjustment formed part of the revised fair value adjustments of the Proximity acquisition. This relocation plan is expected to be completed by the end of the fourth quarter of 2004.

	Accrued at December 31, 2003	Paid in 2004	Revision to preliminary fair value adjustments	Accrued at October 3, 2004
Office relocation and closure - other associated costs	$520	$(181)	$(182)	$157

The restructuring charges and their utilization are summarized as follows:

	Balance at beginning of period	Restructuring charge	Accrued on acquisition	Utilized	Balance at end of period
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Nine months ended October 3, 2004
One-time termination benefits	$-	$413	$-	$(413)	$-
Contract termination costs	947	-	-	(235)	712
Other associated costs	592	-	(182)	(189)	221
	$1,539	$413	$(182)	$(837)	$933
Year ended December 31, 2003
One-time termination benefits	$79	$342	$-	$(421)	$-
Contract termination costs	825	397	-	(275)	947
Other associated costs	150	11	520	(89)	592
	$1,054	$750	$520	$(785)	$1,539

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

AIRSPAN NETWORKS INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

An analysis of revenue by geographical market is given below:

	Quarter Ended		Year-to-Date
	Sept. 28, 2003	October 3, 2004	Sept. 28, 2003	October 3, 2004
	(unaudited)		(unaudited)
USA	$312	$647	$1,016	$2,132
Asia	2,291	2,312	9,560	5,219
Europe	1,056	2,752	2,457	7,258
Africa and the Middle East	1,537	651	6,082	1,644
Latin America and Caribbean	1,097	20,090	2,513	40,871
	$6,293	$26,452	$21,628	$57,124

COMPREHENSIVE LOSS

Total comprehensive loss was $6,560 for the quarter ended September 28, 2003 and $3,913 for the quarter ended October 3, 2004.

Components of Comprehensive Loss

	Quarter Ended		Year-to-Date
	Sept. 28, 2003	October 3, 2004	Sept. 28, 2003	October 3, 2004
	(unaudited)		(unaudited)
Net loss	$(6,787)	$(3,457)	$(22,781)	$(13,250)
Other comprehensive income / (loss):
Movement in the fair value of cash flow hedges
- unrealized (loss)/gain on foreign currency cash flow hedges	494	53	895	282
- reclassification of adjustment for gains realized in net income	(267)	(509)	(1,356)	(1,545)
Comprehensive loss	$(6,560)	$(3,913)	$(23,242)	$(14,513)

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase and retained by the Company as treasury stock. Shares associated with stock options and or common stock to be issued on the conversion of the Company’s Series A Preferred stock are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

	Quarter Ended		Year-to-Date
	Sept. 28, 2003	October 3, 2004	Sept. 28, 2003	October 3, 2004
	(unaudited)		(unaudited)
Numerator:
Net loss per share	$(6,787)	$(3,457)	$(22,781)	$(13,250)
Denominator:
Weighted average common shares outstanding basic and diluted	35,144,080	36,439,662	34,952,376	36,169,249
Net loss per share- basic and diluted	$(0.19)	$(0.09)	$(0.65)	$(0.37)

AIRSPAN NETWORKS INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

In 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“ESPP”), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. As of October 3, 2004, there were 1,825,577 shares of common stock reserved for issuance under the ESPP. On August 1, 2004 the Company issued 211,754 shares at $1.76 per share to employees participating in the ESPP.

During the nine months ended October 3, 2004, 867,106 options granted pursuant to the 1998 and 2001 stock option plans were exercised at an average exercise price of $1.02.

On September 13, 2004, the Company consummated the private sale of 73,000 shares of Series A Preferred Stock to Oak Investment Partners XI Limited Partnership (“Oak”) for aggregate gross proceeds of $29.2 million (net proceeds $29.1 million after legal fees) pursuant to the terms of a Preferred Stock Purchase Agreement (the “Purchase Agreement”). The Purchase Agreement was amended effective September 23, 2004. Pursuant to the Purchase Agreement, Oak purchased 73,000 shares of Series A Preferred Stock, which are convertible into 7,300,000 shares of common stock, for $400 per share of preferred stock or $4 per share of common stock equivalent. The per common stock equivalent price was established at a discount of approximately 10% off the trailing 10 day volume weighted average closing price for the common stock on September 9, 2004.

Pursuant to the Articles, holders of the Series A Preferred Stock may convert the stock into shares of the Company’s common stock at any time at the rate of 100 shares of common stock for each share of Series A Preferred Stock (the “Conversion Rate”). To the extent that the holders of the Series A Preferred Stock do not participate fully with other the Company stockholders with respect to dividends paid, the Conversion Rate may be appropriately adjusted upon the occurrence of any of the following events: (i) the Company’s payment of common stock dividends and distributions, (ii) common stock splits, subdivisions or combinations and (iii) reclassification, reorganization, change or conversion of the common stock. To the extent that the holders of the Series A Preferred Stock do not participate fully with other the Company stockholders with respect to dividends paid, the Conversion Rate may be appropriately adjusted upon the occurrence of any of the following events: (i) the Company’s payment of common stock dividends and distributions, (ii) common stock splits, subdivisions or combinations and (iii) reclassification, reorganization, change or conversion of the common stock.

Holders of the Series A Preferred Stock are entitled to participate in dividends declared with respect to the common stock as if the Series A Preferred Stock was converted into the common stock. The Series A Preferred Stock is identified as ranking senior and prior to the common stock and all other classes or series of capital stock with respect to payments upon liquidation. Upon any liquidation of the Company, certain mergers, reorganizations and/or consolidations of the Company into or with another corporation or any transaction or series of related transactions in which a person, entity or group acquires 50% or more of the combined voting power of the Company’s then outstanding securities (a “Liquidation”), holders are entitled to receive prior and in preference to any distribution to holders of the Company’s common stock, the greater of the amount they invested plus all accumulated or accrued and unpaid dividends thereon or the amount they would receive in such transaction if they converted the preferred stock into common stock.

Pursuant to the Company’s Articles of Incorporation, holders of the Series A Preferred Stock are entitled to vote on matters presented to the holders of common stock as if the Series A Preferred Stock was converted into the common stock. However, the Company, Oak and each subsequent holder of the Series A Preferred Stock (collectively, the “Parties”) have agreed that the holders of the Series A Preferred Stock will only vote on matters presented to the holders of common stock as if the Series A Preferred Stock was converted into the common stock at the rate of 1 share of Series A Preferred Stock to 86 shares of common stock (the “Voting Conversion Rate”). The Parties have agreed that the holders of the Series A Preferred Stock shall abstain from voting with respect to any remaining votes to which the holders of the Series A Preferred Stock may be entitled under the Articles. The Parties have further agreed that the Voting Conversion Rate will be adjusted from time to time in the same manner and under the same circumstances as the Conversion Rate is adjusted pursuant to the Articles.

SUBSEQUENT EVENT

On November 9, 2004, the Company sold 834,560 shares of its common Stock in accordance with a prospectus it filed with the Securities and Exchange Commission on October 12, 2004. Net proceeds to the Company were $5.30 per share, or $4.4 million in total. The shares were being held as treasury stock, having originally been acquired under a share buy back program implemented by the Company in 2002. Using Oppenheimer & Co. Inc, whom the Company had engaged to serve as its exclusive solicitation agent for the sale, the Company sold the shares through a series of block trades to a group of institutional investors.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO. EXCEPT FOR HISTORICAL MATTERS CONTAINED HEREIN, STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING AND ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “TO”, “PLAN”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTEND”, “COULD”, “WOULD”, “ESTIMATE”, OR “CONTINUE” OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS AND OTHERS ARE CAUTIONED THAT A VARIETY OF FACTORS, INCLUDING CERTAIN RISKS, MAY AFFECT OUR BUSINESS AND CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. THESE RISK FACTORS INCLUDE, WITHOUT LIMITATION, (I) A SLOWDOWN OF EXPENDITURES BY COMMUNICATION SERVICE PROVIDERS; (II) INCREASED COMPETITION FROM ALTERNATIVE COMMUNICATION SYSTEMS; (III) THE FAILURE OF OUR EXISTING OR PROSPECTIVE CUSTOMERS TO PURCHASE PRODUCTS AS PROJECTED; (IV) OUR INABILITY TO SUCCESSFULLY IMPLEMENT COST REDUCTION OR CONTAINMENT PROGRAMS; (V) A LOSS OF ANY OF OUR KEY CUSTOMERS; (VI) OUR ABILITY TO RETAIN AXTEL, S.A. DE CV (“AXTEL”) AS OUR LARGEST CUSTOMER; AND (VII) OUR ABILITY TO CONTINUE TO SELL THE PROXIMITY INVENTORY ON TERMS AND CONDITIONS COMPARABLE TO THOSE CURRENTLY UTILIZED. THE COMPANY IS ALSO SUBJECT TO THE RISKS AND UNCERTAINTIES DESCRIBED IN ITS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003.

COMPARISON OF THE QUARTER ENDED OCTOBER 3, 2004 TO THE QUARTER ENDED SEPTEMBER 28, 2003

Revenue

Revenue totaled $26.5 million for the quarter ended October 3, 2004 representing a 320% increase from the $6.3 million reported for the comparable 2003 quarter. The increase in revenues was primarily attributable to the Proximity acquisition in the fourth quarter of 2004. In addition, revenue for the third quarter of 2004 was 45% higher than revenue recorded for the second quarter of 2004. During the quarter, revenue was derived from 120 customers in 60 countries. The increase in revenue from the second quarter of 2004 is primarily the result of a more than 50% increase in revenues attributable to Axtel, our largest customer. In addition, during the third quarter of 2004, we recorded sales to five additional Proximity customers. Geographically, 76% of our revenues were derived from customers in Latin America and the Caribbean, 10% from Europe and 9% from Asia. Africa and Middle Eastern customers and North American customers accounted for 3% and 2% of revenues, respectively. In the third quarter 2004, sales to customers in Latin America and Caribbean increased by $19.0 million compared to the third quarter of 2003, primarily as a result of the acquisition of the Proximity business. During the third quarter of 2004, as a result of a temporary shortage of components, we experienced difficulty manufacturing enough Proximity products to meet existing orders in a timely manner. By the end of the third quarter of 2004, we had reestablished a reliable supply of components and substantially reduced the overdue order backlog. We expect to completely eliminate the overdue order backlog before year end.

Cost of Revenue

Cost of revenue increased 223% to $18.3 million in the quarter ended October 3, 2004 from $5.7 million in the quarter ended September 28, 2003 as a result of the increase in revenue. Included in the third quarter 2004 gross profit was the effect of an inventory provision of $1.1 million relating to excess and obsolete inventory of our AS4000 product line. There was no comparable charge in the third quarter of 2003. The gross profit for the third quarter of 2004 was $7.1 million (27% of revenue) compared to a gross profit of $0.6 million (10% of revenue) for the third quarter 2003 and compared to a gross profit for the second quarter 2004 of $6.1 million (33% of revenue). The increase in the amount of gross margin in the third quarter 2004 compared to the third quarter 2003 was due primarily to increased revenues and comparable amounts of period costs being spread over a larger quarterly revenue base. The increase was partly offset by the third quarter 2004 inventory provision and increased costs related to expediting and management of the component shortages of our Proximity products.

Research and Development Expenses

Research and development expenses increased 32% to $4.5 million in the quarter ended October 3, 2004 from $3.4 million in the quarter ended September 28, 2003. The increase arose from the purchase of the Proximity business in the fourth quarter of 2003, which was partially offset by expense reductions arising from headcount and expense reduction programs. During the third quarter of 2004 we received the first sample WiMAX chips from Intel for our new WiMAX customer premise equipment and we announced a strategic partnership with picoChip in the UK to develop and market the first fully upgradeable reference designs for WiMAX base stations. We expect to begin commercial WiMAX deployments in the second half of 2005.

Sales and Marketing Expenses

Sales and marketing expenses increased 23% to $2.8 million in the third quarter 2004 from $2.3 million in the third quarter 2003 primarily as a result of an increased level of revenue and changes in sales focus, commission and trade shows across the regions of the Company.

Bad Debt Provision

In the third quarter 2004, we recorded a bad debt provision of $0.2 million relating to customer accounts for which management has determined that full recovery was unlikely. No provisions were made for bad debts in the corresponding quarter of 2003.

General and Administrative Expenses

General and administrative expenses increased 64% to $3.3 million in the quarter ended October 3, 2004 from $2.0 million in the quarter ended September 28, 2003. The increase is primarily due to an increase in legal and professional expenditures, including costs related to activities to facilitate compliance with the Sarbanes Oxley Act 2002 ($0.6 million for the third quarter 2004), an increase in the foreign exchange rate of certain sterling denominated charges, legal and accounting costs incurred in the pursuit of certain acquisition opportunities and additional expense incurred as a result of the increase in business activity over the corresponding period of 2003.

Amortization of Intangibles

We recorded an expense of $0.18 million in the third quarter 2004 compared with an expense of $0.04 million for the third quarter 2003. The increase in amortization expense relates to intangibles acquired as part of the Proximity purchase in the fourth quarter of 2003. These intangibles are expected to be fully amortized by the end of 2008.

Restructuring Provision

During the third quarter 2004, we reduced certain operating expenses in accordance with a revised restructuring program that was initiated in the first quarter 2004 and completed in the third quarter 2004. We recorded a restructuring charge during the third quarter 2004 of $0.02 million. The total cost incurred as part of this restructuring program was $0.4 million related to termination costs associated with employees. We recorded a restructuring provision of $0.05 million in the third quarter 2003.

Interest Expense and Interest and Other Income

Interest expense was $0.0 million in the third quarter of 2004 and third quarter of 2003 as a result of the settlement of all of our long-term debt in the second quarter of 2003. Interest and other income increased to $0.6 million for the quarter ended October 3, 2004 from $0.4 million in the quarter ended September 28, 2003. The increase was due primarily to higher foreign exchange gains of $0.5 million recorded in the third quarter of 2004 as compared to the $0.3 million recorded in the comparable period of 2003. Interest income was $0.1 million in both the third quarter of 2004 and 2003. The foreign exchange gains in 2004 and 2003 are primarily a result of our liquidation of certain currency hedging contracts entered into by the Company to protect itself against a strengthening of the British Pound against the US Dollar.

Income Taxes

We did not have a material income tax charge in either the third quarter of 2004 or 2003 primarily due to our current loss making position and losses brought forward. We are subject, from time to time, to US franchise taxes resulting from business activities performed within certain States in the United States of America.

Net Loss

Our net loss of $3.5 million, or $0.09 per share, in the quarter ended October 3, 2004 compares to a net loss of $6.8 million, or $0.19 per share, in the quarter ended September 28, 2003, a decrease of 49%. The net loss attributable to common stockholders for the third quarter of 2004 is $0.03 per share lower than the net loss attributable to common stockholders for the second quarter of 2004. Comparing the third quarters of 2004 and 2003 the increase in gross profit of $6.4 million and increase in interest and other income of $0.2 million was partially offset by higher operating expenses of $3.3 million.

Other Comprehensive Loss / Income

Other comprehensive loss for the quarter ended October 3, 2004 arose from the liquidation of certain currency hedging contracts together with the reclassification of their realized gains to net income of $0.5 million. This was partially offset by an increase in fair value of our existing forward foreign exchange contracts, on retranslation, of $0.05 million. These forward exchange contracts are used to hedge our UK expenses through to March 2005. Other comprehensive income for the quarter ended September 28, 2003 was $0.2 million.

COMPARISON OF THE NINE MONTS ENDED OCTOBER 3, 2004 TO THE NINE MONTHS ENDED SEPTEMBER 28, 2003

Revenue

Revenue totaled $57.1 million for the nine months ended October 3, 2004, representing a 164% increase from the $21.6 million reported for the comparable 2003 period. The increase in revenues was primarily attributable to the Proximity acquisition in the fourth quarter of 2003. During the nine month period, revenue was derived from over 170 customers in over 70 countries. Geographically, 72% of our revenues were derived from customers in Latin America and the Caribbean, 13% from Europe and 9% from Asia. North American customers and Africa and Middle Eastern customers each accounted for 3% of revenues. In the nine months ended October 3, 2004, sales to customers in Latin America and the Caribbean increased by $38.4 million compared to the corresponding 2003 period, primarily as a result of the acquisition of the Proximity business. During the third quarter of 2004, as a result of a temporary shortage of components, we experienced difficulty manufacturing enough Proximity products to meet existing orders in a timely manner. By the end of the third quarter of 2004, we had reestablished a reliable supply of components and substantially reduced the overdue order backlog. We expect to completely eliminate the overdue order backlog before year end.

Cost of Revenue

Cost of revenue increased 136% to $39.2 million in the nine months ended October 3, 2004 from $16.6 million in the nine months ended September 28, 2003 as a result of the increase in revenue. During the first three quarters of 2004, an inventory provision of $1.1 million was recorded compared to a $4.4 million provision recorded in the corresponding period of 2003. The gross profit for the first nine months of 2004 was $16.9 million (30% of revenue) compared to a gross profit of $0.6 million (3% of revenue) for the first nine months of 2003. The increase in the amount of gross margin was due primarily to the increase in sales volume and comparable amounts of period costs being spread over a larger quarterly revenue base along with lower inventory provisions.

Research and Development Expenses

Research and development expenses increased 32% to $14.3 million in the nine months ended October 3, 2004 from $10.8 million in the nine months ended September 28, 2003. The increase is mainly due to the costs associated with the acquisition of personnel in connection with the Proximity business in the fourth quarter of 2003, which was partially offset by savings arising from headcount and expense reduction programs. During the period we have allocated more of our research and development resources to our new WiMAX product development form our other established product lines of AS4020 and WipLL, as development of these products is substantially complete.

Sales and Marketing Expenses

Sales and marketing expenses increased 8% to $8.1 million for the first nine months of 2004 compared to $7.5 million for the corresponding 2003 period. The increase is primarily as a result of an increased level of revenue and changes in sales focus, commission and trade shows across the regions of the Company..

Bad Debt Provision

In the first nine months of 2004, we recorded a bad debt provision of $0.5 million. This provision related to customer accounts for which management determined that full recovery was unlikely. No provisions were made for bad debts in the corresponding 2003 period.

General and Administrative Expenses

General and administrative expenses increased 23% to $8.2 million in the nine months ended October 3, 2004 from $6.7 million in the nine months ended September 28, 2003. The increase is primarily due to an increase in legal and professional expenditures, including costs related to activities to facilitate compliance with the Sarbanes Oxley Act 2002, an increase in the foreign exchange rate of certain sterling denominated charges, legal and accounting costs incurred in the pursuit of certain acquisition opportunities and additional expense incurred in connection with the purchase of the Proximity business in the fourth quarter of 2003, partially offset by expense and headcount reduction programs.

Amortization of Intangibles

We recorded an expense of $0.6 million in the first nine months of 2004 compared with an expense of $0.1 million for the corresponding 2003 period. The increase in amortization expense relates to intangibles acquired as part of the Proximity purchase in the fourth quarter of 2003.

Restructuring Provision

During the first nine months of 2004 we reduced certain operating expenses in accordance with a revised restructuring program that was initiated in the first quarter 2004 and completed in the third quarter of 2004. We recorded a restructuring charge during the nine-month period of 2004 of $0.4 million, relating to termination costs associated with employees. We recorded a restructuring provision of $0.3 million in the first nine months of 2003.

Interest Expense and Interest and Other Income

Interest expense was $0.0 million in the first nine months of 2004 and the first nine months of 2003 as a result of the settlement of all of our long-term debt in the second quarter of 2003. Interest and other income remained constant at $2.1 million for both the first nine months of 2003 and 2004. Interest income in the first nine months of 2003 was $0.5 million, $0.1 million higher than the $0.4 million recorded for the first nine months of 2004. Foreign exchange gains for the first nine months of 2003 were $1.6 million compared with $1.7 million for the first nine months of 2004. The foreign exchange gains in 2004 and 2003 are primarily attributable to our liquidation of certain currency hedging contracts entered into by the Company to protect itself against a strengthening of the British Pound against the US Dollar.

Income Taxes

We did not have a material income tax charge in either the first nine months of 2004 or 2003 primarily due to our current loss-making position and losses brought forward. We are subject, from time to time, to US franchise taxes resulting from business activities performed within certain States of America.

Net Loss

Our net loss of $13.3 million in the nine months ended October 3, 2004 compares to a net loss of $22.8 million in the nine months ended September 28, 2003, a decrease of 42%. The increase in gross profit of $16.2 million was partially offset by higher operating expenses of $6.7 million.

Other Comprehensive Loss

Other comprehensive loss for the nine months ended October 3, 2004 arose from the liquidation of certain currency hedging contracts together with the reclassification of their realized gains to net income of $1.5 million. This was partially offset by an increase in fair value of our existing forward foreign exchange contracts, on retranslation, of $0.3 million. These forward exchange contracts are used to hedge our UK expenses through to March 2005. Other comprehensive loss for the nine months ended September 28, 2003 was $0.5 million.

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

During the first quarter of 2004 the Company revised its original restructuring programs and initiated a new program to further reduce operating expenses. This program was completed by the end of the third quarter of 2004. The total cost incurred for this restructuring program was $0.4 million, recorded as a restructuring charge, related to termination costs for 21 employees. During the third quarter of 2004, the Company incurred $0.02 million related to this program.

In conjunction with the purchase of the Proximity business the Company implemented its plan to relocate the Proximity business from Maidenhead, England and Sunrise, Florida to the Company’s facilities in Uxbridge, England and Boca Raton, Florida. The Company recorded acquisition-related restructuring charges of $0.5 million in the fourth quarter of 2003 in connection with the relocation of the Proximity business. The estimated relocation costs were revised during the second quarter of 2004 from $0.5 million down to $0.3 million. The adjustment formed part of the revised fair value adjustments of the Proximity acquisition. This relocation plan is expected to be completed by the end of the fourth quarter of 2004.

	Accrued at December 31, 2003	Paid in 2004	Revision to preliminary fair value adjustments	Accrued at October 3, 2004
Office relocation and closure - other associated costs	$520	$(181)	$(182)	$157

The restructuring charges and their utilization are summarized as follows:

	Balance at beginning of period	Restructuring charge	Accrued on acquisition	Utilized	Balance at end of period
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Nine months ended October 3, 2004
One-time termination benefits	$—	$413	$—	$(413)	$—
Contract termination costs	947	—	—	(235)	712
Other associated costs	592	—	(182)	(189)	221
	$1,539	$413	$(182)	$(837)	$933
Year ended December 31, 2003
One-time termination benefits	$79	$342	$—	$(421)	$—
Contract termination costs	825	397	—	(275)	947
Other associated costs	150	11	520	(89)	592
	$1,054	$750	$520	$(785)	$1,539

All charges will result in direct cash outlays.

Liquidity and Capital Resources

Between inception and July 2000, we financed our operations primarily through private sales of convertible preferred stock, which totaled $117.3 million (net of transaction expenses). On July 25, 2000, we completed an initial public offering of common stock for approximately $86.0 million in cash (net of underwriting discounts, commission and other expenses). In the third quarter 2004, we consummated the private sale of 73,000 shares of Series A Preferred Stock to Oak Investment Partners XI, Limited Partnership (“Oak”) for an aggregate of $29.1 million in cash (net of legal fees) to continue to invest for ongoing growth.

As of October 3, 2004, we had cash and cash equivalents totaling $51.9 million and $16.4 million of restricted cash that is held as collateral for landlords and customers and contributions from employees in respect of the Employee Share Purchase Plan. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments. Our total cash and cash equivalents, including restricted cash, at the end of the third quarter 2004 was $21.1 million greater than at the end of the second quarter 2004.

Until we are able to generate cash from operations, if ever, we intend to use our existing cash resources to finance our operations and/or business combinations. We believe we have sufficient cash resources to finance our operations for at least the next twelve months.

For the nine months ended October 3, 2004, we generated $4.3 million of cash from operating activities compared with a use of $15.1 million for the nine months ended September 28, 2003. The cash inflow from operations for the first nine months of 2004 was primarily a result of a decrease in inventory levels ($9.7 million), a net increase in accounts payable ($6.7 million) attributable to increased revenue and a net increase in customer advance payments ($3.6 million) in connection with customer contract payments. The cash inflow was partially offset by a net loss of $13.3 million and a $3.5 million increase in other current assets primarily related to amounts due from our contract manufacturer for inventories purchased by them from Airspan. Days sales outstanding decreased to 40 days at the end of the third quarter 2004 from 45 at the end of the second quarter 2004 and compared to 169 days at the end of the third quarter 2003. Inventory turns were 5.9 at the end of the third quarter of 2004, compared with 2.8 for the second quarter 2004 and 2.0 for the third quarter of 2003.

The net cash used in investing activities for the nine months ending October 3, 2004 was $1.9 million, all of which related to capital purchases. Net cash generated from investing activities in the nine months ending September 28, 2003 was $3.7 million. Proceeds from the sale of $5.1 million in short term investments in the first nine months of 2003 were partially offset by $1.3 million of capital equipment purchases.

Our net cash inflow from financing activities for the nine months ended October 3, 2004 was $15.6 million compared with an outflow of $1.6 million for the nine months ended September 28, 2003. During the third quarter 2004, we generated $29.1 million by selling 73,000 shares of Series A Preferred Stock to Oak. In addition to the proceeds received from Oak upon the sale of the preferred stock, we received $0.9 million on exercise of stock options and $0.4 million as proceeds from the sale of common stock under the ESPP. These inflows were partially offset by a $14.8 million increase in restricted cash. Restricted cash increases when the Company issues a guarantee secured by cash collateral or additional contributions are collected from employees under the ESPP and decreases whenever such a guarantee is cancelled or shares are actually purchased under the ESPP.

Our contracts with our customer Axtel require the Company to provide bank guarantees for any payments made by Axtel in advance of product deliveries if such payments exceed $10 million. The Company is required by the issuing bank to place with them cash deposits as collateral. The value of these guarantees and restricted cash at the end of the third quarter 2004 was approximately $13.5 million. It is expected that by the end of the fourth quarter of 2004 these guarantees will be reduced to zero.

We have no material commitments other than obligations on operating leases, the forward exchange contracts mentioned below and purchase commitments to our manufacturing subcontractors. As a result of the increase in customer orders, we have increased our purchase commitments to our main manufacturing subcontractors. These purchase commitments totaled $8.2 million at December 31, 2003 and at October 3, 2004 were $38.4 million.

Subsequent to the close of the third quarter 2004, on November 9, 2004 we sold 834,560 share of common stock that we had previously repurchased from the market in a share buy back program implemented in 2002. We received net proceeds of $4.4 million in connection with the sale.

We have explored and may in the future explore and pursue other perceived opportunities to acquire fixed wireless access businesses. We may seek to acquire such businesses through a variety of different legal structures and may utilize cash, common stock, preferred stock, other securities or some combination thereof to finance the acquisition. In connection with such activities, we are subject to a variety of risks, a number of which are described further in the Company’s Form 10-K for the fiscal year ended December 31, 2003. There can be no assurances that our efforts to acquire other businesses will be successful.

We have considered and may in the future seek to raise additional equity or debt capital to assist us in financing an acquisition and/or on-going operations of any business that we acquire. Among other securities, we may seek to sell additional shares of common stock, or shares of an existing or newly designated class of preferred stock or debt securities. We have not, as of the date of this report, entered into any definitive financing arrangements other than those described above and we anticipate that the terms of such financing, if secured, will be determined at some future date. There can be no assurances that we will be able to secure equity or debt capital in amounts and on terms acceptable to us. Although we will seek to secure financing on terms and conditions favorable to the Company and its existing shareholders, we may seek to raise capital by issuing securities, which, under certain circumstances, enjoy certain preferences and/or priorities relative to the common stock.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of October 3, 2004 and December 31, 2003 we had cash, cash equivalents and restricted cash of $68.4 million and $35.5 million, respectively. Substantially all of these amounts consisted of highly liquid investments with purchase to maturity terms of less than 90 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from October 3, 2004 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

For the nine months ended October 3, 2004, 97 % of our sales were denominated in U.S. dollars, 2 % were denominated in euro and 1 % was denominated in Australian dollars. Comparatively, for the nine months ended September 28, 2003, 96 % of our sales were denominated in US dollars, 2% were denominated in Australian dollars, and 2% were denominated in euro. Our total euro denominated sales for the nine months ended October 3, 2004 were $ 1.1  million, which were recorded at an average exchange rate of $1US = € 0.8107 . Our total Australian dollar denominated sales for the nine months ended October 3, 2004 were $ 0.6 million,  which were recorded at an average exchange rate of $1US = AUS$ 1.422. If the average exchange rates used had been higher or lower during the six month period ending October 3, 2004 by 10%, they would have decreased or increased the total Australian dollar and euro-denominated sales value by $ 0.2 million. We expect the proportions of sales in euro and Australian dollars to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not take into account changes in sales volumes.

Since May 2000, we have from time to time entered into fair value currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than US dollars. We do not enter into any currency hedging activities for speculative purposes. The costs of these contracts are included under interest and other income in our financial statements. There were no hedges outstanding at October 3, 2004. We will continue to monitor our foreign currency exposures and may modify hedging strategies, as we deem prudent.

We have also entered into cash flow currency hedges. Our operating results are affected by moves in foreign currency exchange rates, particularly the rate between U.S. dollars and U.K. pounds sterling and the rate between U.S. dollars and Israeli shekels. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and Israeli shekels. During the nine months ended October 3, 2004, we paid expenses in local currency of approximately 11.8 million pounds sterling, at an average rate of $1US = 0.5493 pounds sterling. During the nine months ended October 3, 2004, we paid expenses in local currency of approximately 23.1 million Israeli shekels, at an average rate of $1US = 4.5094 shekels. If the expenses in pounds sterling had not been hedged and the average exchange rates for U.K. pounds sterling and Israeli shekels had been higher or lower for the three month period ended October 3, 2004 by 10%, the total pounds sterling and Israeli shekel denominated operating expenses would have decreased or increased by $2.0 million and $0.5 million respectively.

We expect the proportions of operating expenses paid in pounds sterling and Israeli shekels to fluctuate over time. To hedge our pound sterling foreign currency risk, we had outstanding forward exchange contracts at October 3, 2004, to purchase 4.3 million pounds sterling at an average exchange rate of $1US = 0.6016 pounds sterling in six variable amounts up to March 2005.

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

Since the acquisition of Proximity, the Company has focused on integrating the disclosure controls and procedures of the Proximity business with the Company’s disclosure controls and procedures. The Company performed additional procedures to substantiate the financial information related to the Proximity business included in this report and, as a result, management, including our Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures were effective.

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

This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but allowed the Section 11 claim to proceed. Airspan has approved a settlement agreement and related agreements which set forth the terms of a settlement between Airspan, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. Airspan would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Airspan to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Airspan. Airspan has no information as to whether there are any material limitations on the expected recovery by other issuer defendants of any potential financial obligation to plaintiffs from the insurance carriers of those issuer defendants. Assuming there are no such material limitations, Airspan’s maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. The settlement agreement has been submitted to the Court for approval. Approval by the Court cannot be assured.  The Company is unable to determine whether or when a settlement will occur or be finalized. If the settlement is not approved and Airspan is found liable, we are unable to estimate the potential damages that might be awarded and whether such damages would be greater than Airspan’s insurance coverage.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

Item 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Airspan (1)
3.2	Articles of Amendment to the Articles of Incorporation (2)
3.2	Amended and Restated Bylaws of Airspan (3)
4.1	Form of Airspan’s common stock certificate (4)
10.1	1998 Stock Option and Restricted Stock Plan (4)
10.2	2000 Employee Stock Purchase Plan, as amended (2)
10.3	Employment Agreement with Eric Stonestrom (4), (5)
10.4	Employment Agreement with Jonathan Paget (4), (5)
10.5	Employment Agreement with Peter Aronstam, as amended (6), (7)
10.6	2001 Supplemental Stock Option Plan (6)
10.7	Employment Agreement with Henrik Smith-Petersen (5), (7)
10.8	Employment Agreement with David Brant (5), (7)
10.9	2003 Supplemental Stock Option Plan (3)
10.10	Purchase and License Agreement, dated as of March 20, 2003, as amended on September 15, 2003 by and between Nortel Networks de Mexico, S.A. de C.V. and Axtel S.A. de C.V. (8)**
10.11	Product Supply Agreement, dated as of December 23, 2003, as amended on September 15, 2003 by and between Airspan Networks, Inc. and Nortel Networks Limited (1)**
10.12	Airspan Omnibus Equity Compensation Plan (1)
10.13	Amendment Agreement No. 1 to Purchase and License Agreement, dated September 15, 2003 among Nortel Networks Limited, Nortel Networks de Mexico, S.A. de C.V. and Axtel, S.A. de C.V.(9)
10.14	Assignment and Assumption Agreement dated December 23, 2003 among Nortel Networks Limited and certain of its subsidiaries, the Company and Airspan Communications Limited (8)
10.15	Amendment Agreement No. 2 to FWA PLA and FWA TASS dated as of April 20, 2004 between the Company and Axtel, S.A. de C.V. (10)**
10.16	Technical Assistance Support Services Agreement for FWA Equipment, dated as of February 14, 2003, by and between Nortel Networks UK Limited and Axtel, S.A. de C.V. (11)**
10.17	Preferred Stock Purchase Agreement, dated as of September 10, 2004 among Airspan Networks, Inc. and Oak Investment Partners XI, Limited Partnership (12)
10.18	Amendment to Preferred Stock Purchase Agreement (13)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*      Provided herewith
**    Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

1	Incorporated by reference to Airspan’s Form 10-Q for the quarter ended April 4, 2004.
2	Incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004.
3	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2003.
4	Incorporated by Reference to Airspan’s Registration Statement on Form S-1 (333-34514) filed July 18, 2000
5	Management Agreement or Compensatory Plan or Arrangement
6	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2000
7	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2002
8.	Incorporated by reference to the Company’s report on Form 8-K filed on June 1, 2004.
9	Incorporated by reference by the Company’s report on Form 8-K/A filed on July 22, 2004.
10.	Incorporated by reference by the Company’s report on Form 8-K/A filed on August 10, 2004.
11.	Incorporated by reference by the Company’s report on Form 8-K/A filed on July 6, 2004.
12	Incorporated by reference to the Company’s report on Form 8-K filed on September 13, 2004.
13	Incorporated by reference to the Company’s report on Form 8-K filed on September 27, 2004.

    SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 17, 2004

AIRSPAN NETWORKS INC.

By:	/s/ PETER ARONSTAM
Peter Aronstam
Senior Vice President and Chief Financial Officer