Form 10-K
period 2004-12-31
AIRSPAN NETWORKS INC
filed 2005-03-16
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________________to_________________

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

Common Stock, $0.0003 par value

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]; No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 4, 2004: $141,159,336

Number of shares outstanding of the registrant’s class of common stock as of March 7, 2005: 37,997,253

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

AIRSPAN NETWORKS INC

FORM 10-K

For the Year Ended

December 31, 2003

TABLE OF CONTENTS
ITEM		Page No.

	PART I
1	Business	1
2	Properties	24
3	Legal Proceedings	24
4	Submission of Matters to a Vote of Security Holders	25

	PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
6	Selected Financial Data	28
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
7A	Quantitative and Qualitative Disclosures about Market Risk	39
8	Financial Statements and Supplementary Data	40
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	40
9A	Controls and Procedures	41
9B	Other Information	42

	PART III
10	Directors and Executive Officers of the Registrant	43
11	Executive Compensation	43
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
13	Certain Relationships and Related Transactions	43
14	Principal Accounting Fees and Services	43

	PART IV
15	Exhibits, Financial Statement Schedules	44

SIGNATURES

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF THE SAFE HARBOR PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the discussion under the captions “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Form 10-K may include certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to anticipated future operations and financial performance, growth and acquisition opportunity and other similar forecasts and statements of expectation. These statements involve known and unknown risks and uncertainties, such as our plans, objectives, expectations and intentions, and other factors that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are listed under “Risk Factors” and elsewhere in this Form 10-K.

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

PART I

ITEM 1. BUSINESS

Business Overview

We are a global supplier of Broadband Wireless Access (“BWA”) equipment that allows communications service providers (often referred to as “local exchange carriers,” or simply telephone companies), internet service providers (often referred to as “ISPs”) and other telecommunications users, such as utilities and enterprises, to cost effectively deliver high-speed data and voice services using radio frequencies rather than wires. We call this transmission method “Broadband Wireless”. The primary market for our systems has historically been a subset of the fixed and broadband wireless access systems market, which is the fixed point-to-multipoint market in radio frequencies below 6.0GHz. On March 10, 2005, we announced the introduction of products that also provide BWA to nomadic and portable applications.

Each of our wireless access systems utilizes digital wireless techniques, which provide wide area coverage, security and resistance to fading. Our systems can be deployed rapidly and cost effectively, providing an attractive alternative or complement to traditional copper wire, cable, or fiber-optic communications access networks. Our products also include software tools that optimize geographic coverage of our systems and provide ongoing network management. To facilitate the deployment and operation of our systems, we also offer network installation, training and support services. A more complete description of our various wireless access systems is provided below. Our BWA systems (the “Airspan BWA Solutions”) have been installed by more than 300 network operators in more than 90 countries and are being tested by numerous other service providers.

Our initial products were developed and sold originally to provide wireless voice connections between network operators and their end customers. Product enhancements introduced in 1998 enabled us to offer both voice and data connectivity over a single wireless link. We have continued to develop the capabilities and features of the original products, and today we sell them as the AS4000 and AS4020 products, in systems capable of delivering high-capacity broadband data with carrier-quality voice connections to operators globally.

In October 2002, we strengthened our position in the BWA equipment market with the acquisition of the WipLL (Wireless Internet Protocol in the Local Loop) business from Marconi (“Marconi WipLL”) pursuant to a stock purchase agreement, and renamed the business Airspan Networks (Israel) Limited (“Airspan Israel”). The products and services produced by Airspan Israel enable operators in licensed and unlicensed wireless bands to offer high-speed, low cost, wireless broadband connections for data and voice over IP. We acquired all of the issued and outstanding capital stock and debt of Marconi WipLL in exchange for $3 million of cash.

In October 2003, we began marketing our AS4030 and AS3030 product range of Airspan branded high-end point-to-multipoint and point-to-point products suitable for operators wishing to deliver service offerings to medium and large businesses and multi-tenant dwellings that require considerable bandwidth for their end users. These products, based on 802.16 Orthogonal Frequency Division Multiplexing (“OFDM”) technology, can also be used for a wide range of backhaul applications, for example connecting remote base stations to a central office.

In December, 2003, we acquired the fixed wireless access business of Nortel Networks known as “Proximity” in accordance with the terms and conditions of a contemporaneously executed and delivered Purchase and Sale Agreement. The Proximity products enable operators to provide carrier class circuit switched voice and data services, based on a Time Division Multiple Access (“TDMA”) technology. We acquired inventory relating to the Proximity business as well as existing assets associated with the manufacture, development and support of the Proximity product line. We also assumed the product supply obligations associated with customer contracts and certain other liabilities and obligations along with the workforce of 26 persons directly employed in the Proximity business. The final purchase price was $13.1 million.

On December 28, 2004 we signed a letter of intent to acquire ArelNet Limited (TASE: ARNT), an Israeli company providing Voice over IP (“VoIP”) network infrastructure equipment and solutions, including soft switches and gateways supporting major VoIP standards. In accordance with the letter of intent, we expect to acquire all of the outstanding securities of ArelNet for an aggregate purchase price of $8.7 million, of which $4.0 million would be paid in cash and $4.7 million in shares of Airspan.

On March 9, 2005 we announced the introduction of a new product line known as “AS.MAX”. AS.MAX is a full portfolio of WiMAX systems, Base Stations and Customer Premise Equipment (“CPEs”), based on the 802.16 standard. The AS.MAX product range is designed to serve both:

•	our traditional fixed point-to-multipoint BWA market; and

•	new markets, such as the BWA market for nomadic and portable applications.

Our corporate headquarters are located in Boca Raton, Florida. Our primary operations, manufacturing and product development centers are located in Uxbridge, U.K., and Airport City, Israel. Our telephone number in Boca Raton is (561) 893-8670. Further contact details and the location of all Airspan’s worldwide offices may be found at www.airspan.com.

A copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available, free of charge, on our Web site, www.airspan.com, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Industry Overview

The Global Need for Broadband Access

We believe there has been continued growth in the number of end users of broadband wireless access equipment throughout the world for the last five years. Although the aggregate number of users increased during that period, such growth was not matched every year by an increase in purchases of BWA equipment by network operators. The high-growth in spending on telecommunications and broadband infrastructure in the late 1990s was followed by declines in such spending at the start of this decade, and it is only in the past twelve months that we believe we have seen evidence of renewed growth in spending on new wireless broadband infrastructure. The market for BWA equipment is expected to grow from $0.5 billion in 2004 to $3 billion in 2009 with 50% of the market in 2009 to be derived from WiMAX certified product (source: Skylight Research). We anticipate that as the Internet continues to gain acceptance as a global communications tool, end-users worldwide will increasingly demand reliable broadband access in addition to traditional voice services to take advantage of communications over the Internet.

We believe that much of the growth in the number of broadband end-users has been generated in developing countries with a historically limited supply and penetration of telecom services, including broadband access. Although mobile operators are often selected to satisfy the demand for basic telephony in low teledensity regions, we believe BWA systems are often selected in many areas to provide the broadband access solution due to a superior set of features such as higher data speeds and availability of frequencies not serviced by traditional cellular networks.

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

•  Wired Digital Subscriber Line. Digital subscriber line (“DSL”) technology improves the data transmission rate of existing copper networks. DSL transmission rates and service availability, however, are limited in all networks and countries by both the quality of the available copper, which for many providers is a large percentage of their copper network and by the maximum transmission distance (5.5 kilometers from the subscriber to the service provider’s switching equipment in many instances) of wired DSL technology. In many instances, a substantial portion of an operator’s copper network is unsuitable for DSL transmission.

•  Cable Networks. Two-way cable modems using coaxial cable enable data services to be delivered over a network originally designed to provide television service to residential subscribers. Coaxial cable has greater transmission capacity than copper wires, but is often costly to upgrade for two-way data services. The data rate available to each subscriber on a cable link decreases as the number of subscribers using the link increases. Cable coverage, which is not available in many countries, may limit the growth of this segment.

•  Fiber Networks. Fiber technology allows an operator to deliver video, voice and data capabilities over an optical fiber medium that can deliver very high capacity to end users. Fiber access, however, has a very high cost of deployment in residential networks.

•  Cellular Networks. Mobile wireless networks (“Cellular networks”) are now capable of delivering both voice and limited broadband data connectivity to fixed, nomadic, portable and mobile applications. Cellular networks may provide a competitive solution in markets where the operator is seeking to only product low-quality voice and limited data rates at a low cost.

•  Broadband Wireless Access. Broadband wireless access systems enable high-speed access to data and telephone networks without requiring a cabled connection, such as copper wire or fiber, between the subscriber and the base station. A fixed wireless system can be more rapidly and cheaply deployed than wire or cable. To provide high quality service, it is necessary to plan the deployment of radio equipment to maximize coverage and availability, and the technology employed must resist fading. In addition, fixed wireless services work best in those regions where a suitable frequency band is available.

The introduction of WiMAX-compliant products will create additional deployment opportunities for Broadband Wireless systems. With WiMAX, Broadband Wireless access will be deliverable to nomadic, portable and, when the WiMAX 802.16e standard has been developed, to mobile applications, in addition to our traditional fixed applications.

For a variety of technological and economic reasons, we do not believe that satellite technologies have presented the most direct competitive challenge to the fixed wireless access systems offered by us. Cellular networks are now capable of delivering both voice and limited broadband data connectivity that can compete in our market where the customer driver is for low cost, low quality voice and limited data rates.

Increased Availability of Licensed, Unlicensed (or License Exempt) Spectrum

Government competition policy and other political pressures to make broadband available in underserved areas has led to the creation of new licensed spectrum, especially in 3.5GHz, in many areas. During 2004, 3.5GHz spectrum was licensed for the first time in a number of countries with additional licenses given in China. Further, plans are underway for the allocation of additional spectrum at 3.5GHz in Hong Kong and other frequencies are being allocated in a number of other countries. Other frequencies are also being licensed in the sub 6GHz spectrum particularly 700MHz in the USA and within the 2GHz band in India. Additional spectrum for unlicensed applications was added in many areas during 2004. Most notably, additional parts of the 5GHz band have been made available to network operators for broadband wireless applications.

The greater availability of license-exempt spectrum has been of particular benefit to many smaller carriers and ISPs, where a significant market has developed around the deployment of broadband in rural communities using license-exempt wireless access systems. We believe the increased availability of licensed and unlicensed spectrum may increase the demand for BWA solutions, including our WipLL products, by various small carriers and ISPs.

WiFi Networks and Nomadic Broadband Access

We believe that there has been a significant growth in the numbers of applications and service providers utilizing WiFi technology under the IEEE (“Institute of Electrical and Electronics Engineers”) 802.11 standards to provide wireless broadband access. With rapidly falling WiFi technology prices, large chip vendors have started to integrate WiFi capabilities into chip sets used in laptop computers, personal digital assistants and other WiFi-enabled products, giving their users Broadband Access in areas (“WiFi Hotspots”) where a service provider or end user has installed a WiFi transceiver and the WiFi transceiver is connected to a broadband access network. Under the 802.11 standards, WiFi-enabled products must be within approximately 200 meters of a WiFi transceiver to operate as designed. It is our hope that WiFi systems will generate a greater level of demand for our BWA equipment, which in turn will be used to provide the required connectivity between the WiFi transceiver and the backbone and transport networks. To facilitate this connectivity, we have incorporated a WiFi access point into a variant of our AS4020 subscriber terminals and plan to continue to offer other products, including our WIMAX products, which support WiFi tranceivers.

The Development of WiMAX Standards

In 2001, a small group of BWA system and component manufactures, including Intel Corporation and us, formed the WiMAX Forum. The goal of the Forum was to create global standards to ensure true interoperability between BWA systems. The founding members believed that interoperability was essential to the future growth of the broadband wireless market. Since its establishment, the Forum members, working together with the IEEE, have established the first two of the WiMAX standards on which fixed BWA systems will operate, the IEEE 802.16a and the IEEE 802.16-2004 (formerly the 802.16d) standards. These standards fully support all broadband wireless applications and provide a framework for the evolution of our products to higher performance and lower cost.

During 2004, participation in the Forum grew significantly. At the beginning of the year the organization had approximately 60 members, growing to approximately 220 by the end of 2004. During the year the Forum also changed its focus from purely fixed broadband wireless applications to a wider range of deployment scenarios, including networks that will support nomadic, portable and eventually mobile users.

We anticipate that standardization in the BWA industry will increase the availability of low-cost components for inclusion in BWA equipment, including our Customer Premises Equipment (“CPE”). As a result, assuming no other economic factors change, we anticipate the cost of BWA equipment to decrease over time and the aggregate number of BWA solutions sold per annum to increase.

We have developed and continue to develop some of our products in accordance with existing, emerging and anticipated wireless-industry standards. In particular, we develop products and product features that are designed to conform to the IEEE 802.16-2004 and the IEEE 802.16e standards. See “Risk Factors- If we are not able to implement a program to conform our products to industry standards…”

The Need for Fixed Wireless Access and Broadband Wireless Solutions

The limitations and high costs of other existing access solutions have led many network operators to consider deployment of fixed wireless access networks. Fixed and BWA technology permits fast, flexible and cost-effective network rollouts. Many varieties of wireless access systems exist, some offering only basic voice telephony services, others delivering only IP data and data-derived services. Airspan’s technologies provide a platform for delivery of either or both high quality voice and high-speed data.

Each type of wireless system operates within assigned frequency bands that can be segmented by the bandwidth of data that can be carried, the effective range of a single cell and the cost of deployment. Currently available wireless technologies include cellular, fixed point-to-multipoint wireless, fixed point-to-nomadic and portable wireless applications, cordless, wireless local area networks (“Wireless LANs”, networks that cover a building or a small geographic area), radio systems using frequencies between 10GHz and 100GHz, or millimeter wave, as well as various “next generation” mobile wireless technologies.

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

Lower frequency cordless and mobile cellular technologies have been widely deployed to deliver wireless voice and limited data services. Cellular technologies typically have a wider geographic range than our system and provide various forms of nomadic, portable and mobile connectivity. Systems with lower frequencies of operation are able to propagate further, while cordless technologies have a more limited geographic range than our system. The lower bandwidth of cordless and cellular technologies today makes them unsuitable for delivering reliable, high-speed Internet access on a broad scale. The deployment of third generation mobile wireless systems in the future may, however, narrow the gap in data transmission rates between mobile technologies and our BWA systems.

Wireless LANs have greater bandwidth than our systems, but like cordless technologies, have been generally more expensive to deploy in large geographic areas because of their limited geographic range. Again, future developments of LAN products using the IEEE802.16 standard and/or WiMAX may narrow the gap in range in the future. Wireless LAN technologies are not currently optimized, however, for delivery of high-quality voice services.

Our systems are designed to provide a range of communications services in the 700MHz to 6.0GHz frequency bands, in both licensed and unlicensed spectrum allocations. The performance characteristics of these frequency bands make them ideal for broader market applications for service providers. These bands are less sensitive to line-of-sight obstructions and weather conditions than the millimeter wave technologies described above, even though they offer lower capacity for data transmission. The availability of our technology at attractive prices in these frequencies makes it easier for operators and ISPs to develop viable business cases for their services. We therefore believe that our products are often more suitable than mobile, cordless or Wireless LAN technologies for enabling network operators and ISPs to provide fixed, high-speed data and voice services using both licensed and unlicensed radio frequencies.

We believe our systems deliver these services reliably and cost effectively and provide the following benefits:

Data and Voice Services. Our AS4000, Proximity and AS4020 Wireless DSL solutions provide network operators with combined and simultaneous optimized delivery of both high-speed packet data and wire-quality voice services. Our WipLL Solution gives network operators and ISPs a relatively low cost data and voice-over-Internet-Protocol (“VoIP”) solution. Our Airspan branded AS4030 solution provides high-speed data rates that can be used for cellular backhaul or, corporate or public sector high-speed Internet access. Collectively, we refer to these solutions as the Airspan BWA Solutions. Our systems flexibly allocate the available bandwidth to the services required, thereby permitting the radio resources and spectrum to be used most efficiently. Our systems are designed as modular solutions to enable deployments to be expanded as our technologies and customers’ needs evolve. We provide a single subscriber unit that delivers the voice or data connection, or a combination of both, to a subscriber, thus eliminating a need for multiple access devices in customer premises. During 2005 we will supplement this capability with our AS.MAX product line that will support both voice and data applications using Voice-over-IP technology.

Quality of Service and Reliability. Our AS4000 and AS4020 solutions are based on DS-CDMA technology (defined below), which allows network operators to offer high-quality data and voice services with the same level of reliability that traditional telephone networks provide. Our field proven Proximity solution is based on a TDMA (defined below) technology that also provides high quality data and voice services to network operators at levels of reliability that are better than many wireline based networks. Our WipLL Solution is based on FH-CDMA technology (defined below), which allows operators and ISPs to offer a high-quality data and voice services using the VoIP solution. The Airspan branded AS.MAX product line is based on the 802.16 standard and will initially use 256 OFDM (defined below) technology to provide excellent non line of sight characteristics. These solutions provide wide-area coverage, security and resistance to fading. In addition, our systems allow alternative service providers to bypass the incumbent’s network, enabling them to monitor on a real time basis an end-user’s network access connection. Our products are successfully deployed and operated in a wide range of demanding environments throughout the world.

Rapid, Cost-Effective Deployment. Our wireless solutions are generally less expensive to deploy than fiber or copper wire networks or other high-speed fixed wireless networks. Our systems’ wide area coverage requires fewer base stations, allowing faster deployment with lower initial capital outlays. A single AS4020 or Proximity base station can cover up to 70 square miles in an urban setting and as much as 700 square miles in a rural setting, on a near line of sight basis. A single WipLL solution base station can cover up to 175 square miles. The AS.MAX Product line supports similar near line-of-sight distances, but also supports non line-of-sight operation over 50 square miles. Network operators and ISPs can quickly begin generating new subscriber revenues due to the reduced time for up-front planning and the relative ease and speed of installation of our base stations. Our systems allow our customers to rapidly add new subscribers, who can be brought online in hours once the basic infrastructure is in place. Network operators and ISPs have the advantage of a lower up-front infrastructure cost, adding extra network equipment to increase capacity only when they have demand from their customers.

Flexibility and Expandability. Our systems can be easily and quickly configured to meet specific customer requirements for capacity and frequency allocations. The modular design of our systems permits customization and expansion as customer requirements increase. The point-to-multipoint design of the Airspan BWA Solutions also facilitates expansion by permitting multiple subscribers to be connected to a single base station. In addition, multiple types of service, including data and voice, can be delivered over a single radio channel enabling network operators and ISPs to differentiate and customize their service offerings. Our products use technology that allocates bandwidth upon subscriber demand and allows a single Base Station to accommodate from 100 to 3,000 subscribers, depending upon the solution deployed.

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

Maintain our technology position. We believe that we have established a strong technology position in the market for fixed wireless access solutions, and we seek to maintain this position by continuing to make substantial investments in research and development and by strategic acquisitions. Our research and development efforts are particularly focused on increasing the speed and capacity of data transmission and operational coverage area, while reducing the cost of our infrastructure equipment. We are also focused on reducing the installation time and costs of our subscriber terminals. We are actively involved in the development of standards through our membership in or participation with leading standards organizations such as the IEEE’s 802.16 group, the WiMAX Forum and ETSI (European Telecommunications Standards Institute). We believe our leadership role in WiMAX may give us a lead in the development and sale of WiMAX CertifiedTM compliant products. We also expect to continue to seek to acquire new businesses, products and technologies to accelerate the development of our products and our time-to-market with new advanced products.

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

Expand the product range that we have to offer. We are seeking to continue to expand our range and effectiveness of offered BWA solutions through both internal growth and acquisition.

Products

General

We supply BWA systems that connect residential and business customers to a communications or Internet service provider’s network, or that connect various subscriber terminals in an enterprise network.

Below is a diagram of our wireless systems that illustrates the relationship between subscriber terminal equipment, base station equipment and a communication service provider’s network

The service provider installs base stations at various locations within its geographical area of operation that are linked to the rest of the telecommunications network at the central office (“CO site”). Voice traffic is routed to the public switched telecommunications network (“PSTN”) via a switch whilst data traffic can be connected directly to the Internet or to leased line data networks, typically via a router. Each base station in turn transmits and receives voice and high-speed data and Internet traffic via a wireless link from subscriber terminals located at residential and business premises.

Our products consist of the following broadband access platforms operating in licensed and unlicensed frequencies between 700 MHz and 6.0GHz:

Broadband Access Platforms

•  AS4000 and AS4020 Solution. Our AS4000 and AS4020 Solution is a multi-service platform supporting carrier-class voice, IP data, leased line services and Integrated Services Digital Network (“ISDN”) solutions. The product range includes a wide variety of Subscriber Terminal (“ST”) types to deliver flexible combinations of voice and data services to end-users at speeds of up to 2 Mbit/s.

•  Proximity Solution. Our Proximity Solution is a low cost, multi-service platform supporting carrier-class voice, modem and packet data. The product range includes a variety of ST types to deliver combinations of voice and data services at speeds up to 100 Kbit/s to end-users and base stations with variable capacities.

•  WipLL Solution. Our WipLL Solution is a low cost, high-performance IP data platform, supporting high-speed data, high-speed Internet access, VoIP services and multimedia services in a multitude of frequencies at speeds of up to 1.5 Mbit/s. The product range includes a variety of ST types, including an indoor model with built-in antenna, which does not require line of site to a base station receiver and which can be installed by the end user.

•  AS4030 Solution. Our Airspan branded AS4030 Solution is an IEEE 802.16a compliant high performance, high end product operating in the 3.5GHz frequency band, suitable for the transmission of data at speeds up to 36 Mbit/s and, accordingly, compatible for use with applications requiring E1 or T1 circuits. The solution has been designed to handle backhaul and high-speed Internet connections for corporate customers, schools and hospitals.

•  AS3030 Solution. Our Airspan branded AS3030 Solution is a proprietary high performance, high end product operating in the 5.4GHz and 5.8GHz frequency bands, suitable for the transmission of data at speeds up to 50 Mbit/s and, accordingly, compatible for use with applications requiring E1 or T1 circuits. This solution, like the AS4030 solution, has been designed to handle backhaul and high-speed Internet connections for corporate customers, schools and hospitals.

•  AS.MAX Solutions. Our AS.MAX product line of WiMAX solutions will deliver high performance at low cost and can support IP services, such as voice and video, at speeds up to 10 Mbit/s. The AS.MAX solution has been designed to deliver robust, high quality IP service to residential and enterprise users in the developed and developing world. The AS.MAX product line includes new CPE types that allow the end-user to self-install the CPE.

Network Management Systems

Our product platforms are supported by network management systems (“NMS”) that perform configuration, alarm, test and performance management activities that help ensure that the services provided over a network are uninterrupted and of high quality. All of our NMS systems are flexible and can be expanded to suit a range of different networks. They permit network operators to remotely manage a geographically dispersed set of network elements. They also all feature intuitive graphical user interfaces, and allow remote software upgrades for all deployed equipment. Our NMS systems are marketed under the names AS8100 (Sitespan), AS8200 (Netspan), AS8300 (AirspanAccess) REM (Remote Element Manager) and WipManage.

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

New Products and Enhancements

During 2004 we introduced a number of new products and product enhancements.

•	The addition of a number of additional frequency variants in the WipLL product line, including 700 MHz and 1.5 GHz.

•	An enhancement to the AS4020 high-speed data and voice platform to provide increased capacity.

•	Improvements to the Netspan NMS enabling the use of distributed servers.

•	The development of a higher performance, lower cost integrated Subscriber Terminal for the AS 4000 and AS4020 platforms

We are seeking to introduce further new products in 2005, including:

•	New, Customer Premise Equipment for our Proximity product line which supports both voice and packet data more efficiently.

•	A new WiMAX product line, called AS.MAX consisting of four types of Base Stations and two types of Customer Premise Equipment.

o	Base Stations:

▪	HiperMAX - a high-end product enabling indoor coverage,

▪	MacroMAX - a mid-range product for indoor and outdoor coverage,

▪	MicroMAX - a low-end range product for low density outdoor deployments and in-fill applications,

▪	PrimeMAX - an update of our AS4030 product for Backhaul Applications

o	Customer Premise Equipment:

▪	EasyST - an indoor, self-install WiMAX CPE,

▪	ProST - a professionally installed outdoor CPE

•	Netspan NMS to manage all AS.MAX products using the 802.16 MIB.

Technology

As of March 1, 2005, we had 75 people engaged in research and development located in Uxbridge (UK) and Airport City (Israel). Our technologies have been under continuous development since 1992, deliver high performance and are resilient in a very wide range of deployment conditions.

Frequency Choice

We recognized early that no single fixed wireless spectrum would be made available for access services around the world. Consequently, our solutions are designed to easily change radio frequency subsystems to match a customer’s specific spectrum allocation. We believe our wireless solutions provide our customers with the widest choice of radio subsystems in the industry within the 700MHz to 6.0GHz bands, encompassing both licensed and unlicensed spectrum.

Technology - Existing Product lines

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

Our Proximity product line employs a Time Division Multiple Access (“TDMA”) technology that provides a high link budget and robust reliability.

Our Airspan branded AS4030 utilizes 256-FFT (“Fast Fourier Transforms”) Orthogonal Frequency Division Multiplexing (“OFDM”) air interface technology in accordance with the IEEE 802.16a standard. Our AS3030 products utilize a proprietary, 64-FFT OFDM technology. OFDM is an air interface technology enabling non line of sight operation as well as high data capacity and robust reliability.

Technology - New Product lines

We are investing in the development of a line of products known as AS.MAX for the WiMAX/IEEE 802.16 market. AS.MAX products will be based on an air interface that employs OFDM and Orthogonal Frequency Division Multiple Access (“OFDMA”). This interface has characteristics that permits broadband wireless signals to penetrate objects more effectively than the interfaces used in our earlier products, and thereby creates significant opportunity for the installation of CPE in non-line of sight (“NLOS”) environments. AS.MAX products are expected to comply with the IEEE’s 802.16.

Standard. Through our leadership in the WiMAX Forum, we participate in the development of the IEEE 802.16 standards and WiMAX Forum technical activities. As a part of our development of the AS.MAX portfolio, we are working closely with key technology partners. These include:

•	Intel - ASICs (“Application Specific Integrated Circuit”) for CPE equipment

•	Picochip - High performance parallel processors for Software Defined Radio basestations

We are also investing in the development of technologies and techniques that will provide further performance benefits. These include the development of multi-channel radio transceivers and smart antenna technology.

Intellectual Property

During the development of our CDMA-based systems (AS4000, AS4020 and WipLL) we generated a significant patent portfolio. As of March 1, 2005, our development efforts have resulted in 46 separate U.S. patents granted (together with various foreign counterparts), with a further 6 pending U.S. applications. We do not license CDMA technology from or pay royalties to any other companies that have developed CDMA-based wireless technologies. To improve system performance and reduce costs, we have developed software and custom integrated circuits that incorporate much of our IP, and which are the key elements of our wireless solutions.

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

We market the AS4030 and AS3030 products under the Airspan trade name pursuant to a manufacturing and license agreement with a third party.

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

We continue to operate live multi-cell test networks that provide always-on high-speed Internet access and voice services to a number of volunteer end-users. The AS4020 test network operates in and around the town of Stratford upon-Avon, U.K., and the WipLL network operates in the vicinity of Airport City, Israel. In addition to providing valuable long-term system reliability, availability and other performance data, these unique facilities permit us to empirically investigate radio transmission and reception and interference behavior for existing and emerging products.

Research and development expenditures

We incur Research and Development expenditures in an effort to reduce manufacturing costs, develop new products or product enhancements and to maintain the functionality of existing products as integrated components are required to be replaced. During the years ended December 31, 2004, 2003, and 2002, we spent $18.8 million, $14.4 million and $13.6 million, respectively, on research and development of our products.

Customers

We believe our existing and target customers are principally comprised of network operators, looking to provide their customers with fixed, nomadic and portable access solutions, as well as backhaul and bridging solutions that can be generally described as follows:

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

We began shipping our products in 1996. By the end of December 2004, we had shipped to over 300 customers in more than 90 countries. With the addition of the Proximity product line our customer base expanded and our customers include large fixed wireless access carriers including Axtel S.A. de C.V., Mexico (“Axtel”). Axtel is the world’s largest broadband fixed wireless operator whose network is not based on mobile technology.

We currently derive, and expect to continue to derive, a substantial percentage of our net sales from fewer than ten customers. In fiscal 2004 Axtel S.A. de C.V., Mexico (“Axtel”) accounted for approximately 70% of our annual revenue and was the only customer that individually accounted for more than 10% of our annual revenue. In fiscal 2004 82% of our revenue was derived from our top ten customers. It is possible that in fiscal 2005 one customer, Axtel, could account for greater than 50% of our projected annual revenue. Our business relationship with Axtel is summarized below.

Our contracts with our customers typically provide for delivery of product and services, including installation and commissioning, training and maintenance. In addition, we generally also agree to provide warranty for the equipment and software for a limited period of time.

Our contracts are generally non-exclusive and may contain provisions allowing our customers to terminate the agreement without significant penalties. Our contracts also may specify the achievement of shipment, delivery and service commitments. We are generally able to meet these commitments or negotiate extensions with our customers.

Our largest customer is Axtel. As a result of the acquisition of the Proximity business from Nortel Networks, Airspan has assumed the right and obligation to supply products and services to Axtel pursuant to agreements (the “Axtel Agreement”) signed between Nortel Networks and Axtel. The Axtel Agreement was amended in April, 2004 and December, 2004. Pursuant to our existing agreements with Axtel, Axtel has committed to purchase a minimum of $38 million of product from us during the period from January 1, 2005 until December 2006.

The Axtel Agreement contains terms and conditions typical for supply and support agreements of this type, including the requirements for minimum annual non-cancelable orders to be placed by Axtel, for Axtel to make certain cash down-payments with orders placed and for lead times for delivery of products. We have agreed to provide technical assistance and support services related to the products used in Axtel’s network, including emergency recovery and remote technical assistance, as well as other services at agreed upon prices. The Axtel Agreement gives Axtel a non-exclusive and perpetual license to use the Proximity software, subject to certain events of default, and a one-year, limited warranty with respect to the delivered products. The Axtel agreements may be terminated by either party in the event of the other party’s failure to cure a breach of any term or condition of the agreement. The Axtel agreements state that either party may terminate the agreement in the event the other party encounters various forms of financial difficulty, insolvency or bankruptcy and where the other party has materially failed to perform any term under the Agreement that has not been cured within 30 days of notification.

Sales, Marketing and Customer Service

We sell our systems and solutions through our direct sales force, independent agents, resellers and original equipment manufacturer (“OEM”) partners. Our direct sales force targets network operators, ISPs and enterprises in both developed and developing markets. Currently we have direct sales offices in the U.S., U.K., Australia, China, Czech Republic, Indonesia, Japan, New Zealand, the Philippines, Poland, Russia, South Africa and Sri Lanka. In markets where we do not have a direct sales presence, we also sell through independent agents, resellers and system integrators who target network operators and other customers. In certain countries we also sell to OEMs who may sell our products under their names.

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

As of March 1, 2005, we had 68 employees dedicated to sales, marketing and customer service.

Manufacturing

We subcontract all of our manufacturing to subcontractors, who provide full service manufacturing solutions, including assembly, systems integration and test procedures. Except as noted below, our finished products are shipped directly from the manufacturing subcontractor to customers.

We currently outsource the manufacturing of our AS4000, AS4020 and Proximity products directly to a global subcontract manufacturer, Solectron Corporation (“Solectron”). In addition to providing full service manufacturing solutions, Solectron provides a range of manufacturing services including prototyping, and new product introduction

Solectron manufactures our AS4000 and AS4020 subscriber and base station products and Proximity base station products in Scotland. Solectron Milpitas USA manufactures our Proximity base station circuit boards and Solectron Guadalajara Mexico manufactures our Proximity subscriber terminals. Finished AS4000, AS4020 and Proximity products are stored, prior to dispatch to end customers, at third-party logistics companies based in the UK.

Manufacture of our WipLL products is outsourced to an Israeli manufacturing subcontractor named Racamtech Limited, which is part of the CAM Group (“CAM”), based in Israel.

A third party based in Canada manufactures our Airspan branded AS3030 and AS4030 products pursuant to a three year contract ending September, 2006, which is cancelable upon twelve months notice.

Our agreements with our manufacturing subcontractors are all non-exclusive and may, except as noted above, be terminated by either party with six months notice without significant penalty. Other than agreeing to purchase the materials we request in the forecasts we regularly provide, we do not have any agreements with our manufacturing subcontractors to purchase any minimum volumes. Our manufacturing support activities consist primarily of prototype development, new product introduction, materials planning and procurement and quality control.

Some of the key components of our products are purchased from single vendors for which alternative sources are generally not readily available in the short to medium term. If these vendors fail to supply us with components because they do not have them in stock when we need them, if they reduce or eliminate their manufacturing capacity for these components or if they enter into exclusive relationships with other parties which prevents them from selling to us, we could experience and have experienced significant delays in shipping our products while we seek other sources. During the third quarter of 2004, as a result of a temporary shortage of components, we experienced temporary difficulty manufacturing enough Proximity products to meet existing orders in a timely manner. See “Risk Factors — Our dependence on key suppliers and contract manufacturers.”

Our operation and manufacturing strategies enable us to configure our products to meet a wide variety of customer requirements and facilitate technology transfer between our research and development group and our contract manufacturers. We are ISO 9001 certified.

Competition

We compete in a relatively new, rapidly evolving and highly competitive and fragmented market. We compete with companies that are producing access systems for fixed wireless networks, cellular networks, wired DSL networks, cable networks and occasionally fiber optic cable and satellite networks.

We believe the primary competitive challenges our business faces include:

•  competing with established, traditional wired network equipment providers and their wired solutions, and

•  convincing service providers that our solutions are superior to competing wireless solutions.

We face, or believe that we will face, competition from various other providers of wireless communications products and services and, while we believe our industry to be competitive, we do not believe there is a single dominant competitor.  Competitors vary in size and scope, in terms of products and services offered. With respect to the broadband fixed wireless solutions we offer to serve in licensed and unlicensed frequencies, we believe we compete directly with Motorola, Siemens, Alvarion, Proxim, SR Telecom, and with a number of smaller privately-held companies. We also believe we compete indirectly with a number of large telecommunication equipment suppliers such as Harris and Alcatel.

We believe we encounter, any may increasingly encounter, competition from competing wireless technologies such as cellular technology. Cellular networks are not capable of delivering both voice and limited broadband data connectivity to fixed, mobile, nomadic and portable applications. In addition, our technology competes with other high-speed solutions, such as wired DSL, cable networks, and occasionally fiber optic cable and satellite technologies. The performance and coverage area of our wireless systems are dependent on some factors that are outside of our control, including features of the environment in which the systems are deployed such as the amount of clutter (natural terrain features and man-made obstructions) and the radio frequency available. Any inability to overcome these obstacles may make our technology less competitive in comparison with other technologies and make other technologies less expensive or more suitable. Our business may also compete in the future with products and services based on other wireless technologies and other technologies that have yet to be developed.

Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and financing of their products than we can. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves. See “Risk Factors — Competition from alternative communications systems.”

Employees

As of March 1, 2005, we had a total of 221 full-time employees, including contract personnel, of which 104 were based in the UK and 49 were based in Israel. Our employees are not presently represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers and Directors

The names, ages and positions of our executive officers and directors as of March 1, 2005 are listed below along with their business experience during the past five years.

Name	Age	Title
Matthew J. Desch	47	Chairman of the Board of Directors
Eric D. Stonestrom	43	President and Chief Executive Officer, Director
Jonathan Paget	58	Executive Vice President and Chief Operating Officer
Peter Aronstam	52	Senior Vice President and Chief Financial Officer
Henrik Smith-Petersen	41	President, Asia Pacific
David Brant	41	Vice President, Finance and Controller
H. Berry Cash	64	Director
Randall E. Curran	50	Director
Michael T. Flynn	56	Director
Guillermo Heredia	63	Director
Thomas S. Huseby	57	Director
David A. Twyver	58	Director

Matthew J. Desch became Chairman of the Board of Directors of Airspan on July 1, 2000. Mr. Desch has been serving as the Chief Executive Officer of Telcordia Technologies, a private communications software and services supplier since July 2002. Since November 2003, Mr. Desch has served as a member of the Board of Directors of SAIC, Inc., a publicly-traded research and engineering firm. Telcordia is a supplier of operations support systems and services for service providers around the world. Since January 2003, Mr. Desch has served as a member of the Compensation Committee and a member of the Board of Directors of Flarion, Inc. Flarion is a privately held company that manufactures mobile wireless broadband access equipment. From 1987 through May 2000, Mr. Desch served in a variety of management positions with Nortel Networks, a global supplier of networking solutions and services that support voice, data, and video transmission over wireless and wireline technologies. From 1996 through May 2000, he served as Executive Vice President and President of Nortel's Wireless Networks division, responsible for Nortel's global wireless infrastructure business. Mr. Desch also has a B.S. from Ohio State University and an M.B.A. from the University of Chicago.

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

Jonathan Paget joined Airspan in April 1999 as Vice President, Product Operations. In June 2000, Mr. Paget was named Executive Vice President and Chief Operating Officer. Prior to joining Airspan, from 1997 to October 1998, he served as Group Chief Executive of Telspec Plc, a company specializing in the development, manufacture and sale of advanced wireline telecommunications equipment. From 1992 to 1996, Mr. Paget served as Vice President and General Manager of the European Radio Networks Solutions Group of Motorola, a provider of trunked radio systems. He holds a Masters Degree in Engineering Science from Cambridge University.

Peter Aronstam joined Airspan in March 2001 as Senior Vice President and Chief Financial Officer. From 1983 to 2001, Mr. Aronstam served in a variety of positions at Nortel Networks Limited, the last as Vice President, Customer Financing of Nortel’s Caribbean and Latin America region. From 1978 to 1980, he worked at Bank of Montreal in its international banking division and from 1981 to 1983 at Bank of America in its Canadian corporate banking group. He received B.Com., LLB and PhD. degrees in 1971, 1973 and 1978, respectively, from the University of the Witwatersrand in Johannesburg, South Africa.

Henrik Smith-Petersen joined Airspan in February 1998 as Senior Director in Sales. He became Regional Vice President for Asia Pacific and later President, Asia Pacific in February 2001. Prior to joining Airspan, he was with DSC Communications Corporation, a United States based telecommunications company, from July 1997, as Director of Business Development. While with DSC he gained extensive experience developing new business and partnerships worldwide in the wireless telecommunication market. Before joining DSC, he worked for four years for AT&T’s Network Systems Group in Italy, where he developed AT&T’s operation systems business and later became Key Account Manager for Italtel, AT&T’s local partner in Milan, developing the Telecom Italia business. He received his B.Sc. in Business Economics degree from Copenhagen School of Economics in Denmark in 1990, and a M.B.A. from SDA BOCCONI University in Milan in 1992.

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

H. Berry Cash has served as a director of Airspan since January 1998. He has been a general partner with InterWest Partners, a venture capital fund focused on technology and healthcare, since 1986. Mr. Cash currently serves as a member of the Board of Directors, a member of the Compensation Committee, and a member of the Audit Committee of i2 Technologies, Inc., a public company which is a provider of software and services that help customers achieve measurable value through improvements in coordination and collaboration and Staktek Holdings, Inc., a public company providing high-density packaged memory stacking solutions for systems and applications. Mr. Cash is also a member of the Board of Directors and a member of the Compensation Committee for the following public companies: Silicon Laboratories, Inc., a developer of mixed-signal integrated circuits for products such as cell phones, set-top boxes, and computer modems, CIENA Company, a provider of next generation intelligent optical networking equipment. and First Acceptance Corporation, a public company which provides non-standard automobile insurance. Mr. Cash received a B.S. in Electrical Engineering from Texas A&M University and a M.B.A. from Western Michigan University.

Randall E. Curran joined the Board of Directors of the Company in October 2004. In February 2005, Mr. Curran was appointed Chief Executive Officer of ITC^DeltaCom, Inc., a provider of full-service, integrated telecommunications and technology solutions to customers in the southeastern United States. From August 2004 to February 2005, Mr. Curran was a Senior Managing Director in the Interim Management Practice of FTI Consulting, Inc., a publicly-traded company which provides corporate finance/restructuring, forensic and litigation consulting, and economic consulting. At FTI Consulting, Inc., Mr. Curran specialized in the telecommunications sector. From September 2000 until November 2003, Mr. Curran held the position of Chairman and Chief Executive Officer of ICG Communications, Inc., a publicly-traded facilities-based communications provider of Internet and voice communication services. From 1987 through June 2000, he held several positions, including the position of Chairman, President, Chief Executive Officer, Chief Operating officer, and Chief Financial Officer, of Thermadyne Holdings Corporation, a leading welding equipment manufacturer which was traded on NASDAQ until its sale in 1998. Mr. Curran served as Vice President of Finance from 1983 until 1986 at Clarke Industries, a division of Cooper Industries, a manufacturer of floor maintenance equipment. From 1981 to 1983 he served as Director of Finance at McGraw-Edison Co., a manufacturer of electrical products. Mr. Curran was a Senior Auditor of Arthur Andersen & Co. in the Manufacturing Audit Division from 1976 until 1981. Mr. Curran earned his B.A. degree in Economics from DePauw University in 1976 and an M.B.A. from Loyola University of Chicago in 1982.

Michael T. Flynn has served as a director of Airspan since July 2001. From June 1994 until March 31, 2004, Mr. Flynn served as an officer of ALLTEL Corporation, a publicly-traded integrated telecommunications provider of wireless, local telephone, long-distance, competitive local exchange, Internet and high-speed data services. From May 2003 until March 31, 2004, he held the position of Assistant to the Chief Executive Officer. From April 1997 to May 2003, Mr. Flynn served as Group President of Communications at ALLTEL. From June 1994 to April 1997, Mr. Flynn was President of the Telephone Group of ALLTEL. Since January 2004, Mr. Flynn has served on the Board of Directors, the Audit Committee and the Compensation Committee of WebEx Communications, a publicly-traded company providing real time worldwide media access and conferencing services. He also serves as a member of the Board of Directors of Bay Packets, a privately held provider of next generation telecommunications application services, and Calix, a privately held leading provider of integrated voice, data and video loop and transport access technology. Mr. Flynn earned his B.S. degree in Industrial Engineering from Texas A&M University in 1970. He attended the Dartmouth Institute in 1986 and the Harvard Advanced Management Program in 1988.

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

Thomas S. Huseby has served as a Director of Airspan since January 1998, serving as Chairman of the Board from January 1998 until July 2000. Mr. Huseby also served as the Chief Executive Officer of Airspan from January 1998 until May 1998. Since August 1997, Mr. Huseby has served as the Managing Partner of SeaPoint Ventures, a venture capital fund focused on communications infrastructure. Prior to his employment with SeaPoint Ventures, from 1994 to 1997, Mr. Huseby was the Chairman and Chief Executive Officer of Metawave Communications, a previously public corporation which manufactured cellular infrastructure equipment. Previously he was President and Chief Executive Officer of Innova Corporation, a previously public manufacturer of millimeter wave radios. Mr. Huseby currently serves as a member of the Board and member of the Compensation Committee of Entomo, Inc., a private corporation pioneering in Closed Loop Integrated Communications Services (a fee-based service that facilitates business-to-business communications), Qpass, Inc., a private corporation which offers software that facilitates the sale of digital content for wireless carriers, Wireless Services Company, a private corporation which provides services for wireless networks, SNAPin Software, Inc., a privately held company that develops handset-based wireless customer care and diagnostic products for mobile network operators, Telecom Transport Management, Inc., a privately held company providing comprehensive backhaul transport solutions for wireless carriers in the United States and Vayusa, Inc., a privately held company that provides loyalty and payment merchant services utilizing mobile networks. Mr. Huseby holds a B.A. in Economics from Columbia College, a B.S.I.E. from the Columbia School of Engineering and a M.B.A. from Stanford University.

David A. Twyver joined the Board of Directors of Airspan in May 1999. Mr. Twyver served as Chairman of the Board of Directors of Ensemble Communications Inc., a supplier of LMDS wireless equipment from January 2002 until December 2003 and as a director until April 2004. He served as the President and Chief Executive Officer of Ensemble from January 2000 until September, 2002. Mr. Twyver served as a director of Metawave Communications, Inc, a manufacturer of cellular infrastructure equipment, from March 1998 until February 2003 and as a member of Metawave Communications, Inc.’s Audit Committee from June 2000 until February 2003. From 1996 to 1997, Mr. Twyver served as Chief Executive Officer of Teledesic Corporation, a satellite telecommunications company. From 1974 to 1996, Mr. Twyver served in several management positions at Nortel Networks Limited, a leading global supplier of data and telephone network solutions and services, most recently as president of Nortel Wireless Networks from 1993 to 1996. He received his B.S. in Mathematics and Physics from the University of Saskatchewan.

RISK FACTORS

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business.

If we continue to incur substantial losses and negative operating cash flows, we may not succeed in achieving or maintaining profitability in the future.

We have incurred net losses since we became an independent company, and as of December 31, 2004 we had an accumulated deficit of $177 million. We anticipate that we will continue to experience negative cash flows over the next 12 months. Our operating losses have been due in part to the commitment of significant resources to our research and development and sales and marketing organizations. We expect to continue to devote resources to these areas and, as a result, we will need to continue increasing our quarterly revenues to achieve and maintain profitability. We cannot be certain that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

The reduction in expenditures by communications service providers has had, and could continue to have a negative impact on our results of operations.

We believe telecommunications carriers and service providers continue to spend less annually on capital investments and network expansions than they did at the end of the prior decade. Many new and small service providers and wireless companies have failed, and existing service providers have been reducing or delaying expenditures on new equipment and applications. We believe it is possible that this reduced level of spending could continue for the foreseeable future. A further global long-term decline in capital expenditures may reduce our sales, increase the need for inventory write-offs and could result in downward pressure on the price of our products, all of which would have a material adverse effect on our results of operations and stock price.

Since a significant percentage of our expenses are fixed and do not vary with revenues, our quarterly operating results are volatile and difficult to predict, and our stock price could decline.

We believe that period-to-period comparisons of our operating results are not necessarily meaningful. Since our customers are not typically required to purchase a specific number of our products in any given quarter, we may not be able to accurately forecast our quarterly revenues. Revenues are further affected if major deployments of our products do not occur in any particular quarter as we anticipate and/or our customers delay shipments or payments due to their inability to obtain licenses or for other reasons. As a result, our quarterly operating results have fluctuated in the past and will likely vary in the future. This could cause the market price of our common stock to decline. Other factors that may affect our quarterly operating results and our stock price include the loss of a major customer, our ability to react quickly to new competing technologies, products and services which may cause us to lose our customers, or if our suppliers and manufacturers are not able to fulfill our orders as a result of a shortage of key components that leads to a delay in shipping our products. We incur expenses in significant part based on our expectations of future revenue, and we expect our operating expense, in particular salaries and lease payments, to be relatively fixed in the short run. Accordingly, any unanticipated decline in revenue for a particular quarter could have an immediate negative effect on results for that quarter, possibly resulting in a change in financial estimates or investment recommendations by securities analysts, which could result in a fall in our stock price. You should not rely on the results of any one quarter as an indication of future performance.

Competition from alternative communications systems, as well as larger, better-capitalized or emerging competitors for our products, could result in price reductions, reduced gross margins and loss of or inhibit growth of market share.

We compete in a relatively new, rapidly evolving and highly competitive and fragmented market. We compete with companies that are producing fixed wireless communications systems, wired DSL, cable networks and occasionally fiber optic cable and satellite technologies and other new entrants to this industry, as well as traditional communications companies.

Competitors vary in size and scope, in terms of products and services offered. With respect to the fixed broadband wireless solutions we offer to serve in licensed and unlicensed frequencies, we believe we compete directly with Siemens Motorola, Alvarion, Proxim, SR Telecom, with a number of smaller privately-held companies and with the divisions of a number of institutional telecommunication equipment companies. We also believe we compete indirectly with a number of large telecommunication equipment suppliers such as Alcatel and Harris.

We believe we encounter, and may increasingly encounter, competition from competing wireless technologies such as cellular technology. Cellular networks are now capable of delivering both voice and limited broadband data connectivity to fixed, mobile, nomadic and portable applications. These technologies such as 1XRTT, a single carrier (1x) technology has the capability of transmitting data at ISDN like speeds, up to 144 Kbps. It is our further understanding that one technology provides for multiple voice channels and medium rate data services at maximum transmission rates of 200 Kbps on the uplink and 2.4 Mbps on the down link. In addition, our technology competes with other high-speed solutions, such as wired DSL, cable networks, and occasionally fiber optic cable and satellite technologies. The performance and coverage area of our wireless systems are dependent on certain factors that are outside of our control, including features of the environment in which the systems are deployed, such as the amount of clutter (natural terrain features and man-made obstructions) and the radio frequency available. Any inability to overcome these obstacles may make our technology less competitive in comparison with other technologies and make other technologies less expensive or more suitable. Our business may also compete in the future with products and services based on other wireless technologies and other technologies that have yet to be developed.

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

Moreover, since we believe that these purchase orders may represent the early portion of longer-term customer programs, we expend significant financial, personnel and operational resources to fulfill these orders. If our customers fail to purchase additional products to fulfill their programs as we hope, we may be unable to recover the costs we incur and our business could suffer.

In addition, our general framework contracts are generally non-exclusive and contain provisions allowing our customers to terminate the agreement without significant penalties. Our contracts also may specify the achievement of shipment, delivery and installation commitments. If we fail to meet these commitments or negotiate extensions in a timely manner, our customers may choose to terminate their contracts with us or impose monetary penalties.

Changes in telecommunications regulation or delays in receiving licenses could adversely affect many of our customers and may lead to lower sales.

Many of our customers are subject to extensive regulation as communications service providers. Changes in legislation or regulation that adversely affect those existing and potential customers could lead them to delay, reduce or cancel expenditures on communications access systems, which actions would harm our business. In the past, we have suffered the postponement of anticipated customer orders because of regulatory issues. The resolution of those issues can be lengthy and the outcome can be unpredictable. We have also received orders in the past from customers that were contingent upon their receipt of licenses from regulators, the timing of which were uncertain. The receipt of licenses by our customers may occur a year or more after they initially seek those licenses, or even after they place orders with us.

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

Typically our sales cycle can range from one month to two years and varies by customer. The length of the sales cycle with a particular customer may be influenced by a number of factors, including:

•  the particular communications market that the customer serves;

•  the testing requirements imposed by the customer on our systems;

•  the customer’s experience with sophisticated communications equipment including fixed wireless technology; and

•  the cost of purchasing our systems, including the cost of converting to our products from previously-installed equipment, which may be significant.

Before we receive orders, our customers typically test and evaluate our products for a period that can range from a month to more than a year. In addition, the emerging and evolving nature of the communication access market may cause prospective customers to delay their purchase decisions as they evaluate new and/or competing technologies or, wait for new products or technologies to come to market. As the average order size for our products increases, our customers’ processes for approving purchases may become more complex, leading to a longer sales cycle. We expect that our sales cycle will continue to be long and unpredictable. Accordingly, it is difficult for us to anticipate the quarter in which particular sales may occur, to determine product shipment schedules and to provide our manufacturers and suppliers with accurate lead-time to ensure that they have sufficient inventory on hand to meet our orders. In addition, our sales cycle impairs our ability to forecast revenues and control expenses.

Our sales in Asia, Latin America and Africa may be difficult and costly as a result of the political, economic and regulatory risks in those regions.

Sales to customers based outside the U.S. have historically accounted for a substantial majority of our revenues. In 2004, our international sales (sales to customers located outside the U.S. which includes a small percentage of U.S. customers where the final destination of the equipment is outside of the U.S.) accounted for 97% of our total revenue, with sales to customers in Latin America, particularly Mexico, accounting for 74% of total revenue, and sales to customers in Europe, Asia and Africa accounting for 12%, 9% and 2%, respectively, of total revenue. As a result of our acquisition of the Proximity business the sales to customers in Latin America materially increased in fiscal 2004 over fiscal 2003 primarily as a result of sales to Axtel. Sales in Asia, Latin America and Africa in particular expose us to risks associated with international operations including:

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

We conduct various activities related to the WipLL product in Israel, including: research and development; design; raw material procurement; and manufacturing through a manufacturing subcontractor based in Israel. Our operations could be negatively affected by the political and military tensions in Israel and the Middle East. Israel has been involved in a number of armed conflicts with its neighbors since 1948 and a state of hostility, varying in degree and intensity, has led to security and economic problems in Israel. Since September 2000, a continuous armed conflict with the Palestinian Authority has been taking place. While these conflicts have had no material adverse effect on our operations in the past, conditions in Israel could, in the future, disrupt our development, manufacture or distribution of WipLL products.

We may not be able to expand our sales and distribution capabilities, including establishing relationships with distributors and major system integrators and telecommunications equipment OEMs, which would harm our ability to generate revenue.

We believe that our future success, particularly with respect to WiMAX, will depend upon our ability to expand our direct and indirect sales operations, including establishing relationships with distributors and major system integrators and telecommunications equipment OEMs. While we have been at times successful in signing country-specific OEM agreements with major suppliers such as Siemens and L.M. Ericsson, we cannot be certain that we will be successful in maintaining or expanding these agreements.

We are dependent on our lines of fixed wireless communications systems and our future revenue depends on their commercial success and our ability to adapt to evolving industry standards and new technologies.

The market for communications systems has been characterized by rapid technological developments and evolving industry standards. Our ability to increase revenue in the future depends on the commercial success of our lines of fixed wireless communications systems and our ability to adapt to and to successfully introduce new standards and technologies, to meet customer preferences in a timely and cost-effective manner. To date we have been marketing AS4000, AS4020, WipLL and Proximity products. all of which are based on proprietary technologies we own. Along with software tools, network management systems and planning and configuration tools, these are the only products we have shipped to customers, and we expect that revenue from these products will account for a significant proportion of our revenue for the next 12 to 24 months. However, with the expected introduction of our new WiMAX CertifiedTM AS.MAX product line in 2005, we expect to begin generating a portion of our revenues from the new products commencing in the second half of fiscal 2005. In the course of enhancing our existing products and developing the AS.MAX product line, we have made assumptions about potential demand for both new and existing products. If our assumptions are incorrect or new industry standards emerge, both our existing products and the AS.MAX product range may not sell as expected. For instance, if the IEEE 802.16 does become the principal standard for the BWA industry, our existing products, other than our ASMAX products, could be rendered obsolete in the near future. We cannot assure you that we will be successful in developing and introducing the new AS.MAX product range or enhancements to existing products or new products to meet evolving standards in the future.

Our dependence on key suppliers and contract manufacturers may result in product delivery delays if they do not have components in stock or terminate their non-exclusive arrangements with us.

Some of the key components of our products are purchased from single vendors, including printed circuit board assemblies application specific integrated circuits and radio frequency filters, for which alternative sources are generally not readily available in the short to medium term. If our vendors fail to supply us with components because they do not have them in stock when we need them, if the supply of the components in the market is limited, or if our vendors reduce or eliminate their manufacturing capacity for these components or enter into exclusive relationships with other parties which prevent them from selling to us, we could experience significant delays in shipping our products while we seek other supply sources, which may result in our customers claiming damages for delays. At times we have been forced to purchase these components from distributors instead of from the manufacturers, which has significantly increased our costs. During the third quarter of 2004, as a result of a temporary shortage of components, we experienced temporary difficulty manufacturing enough Proximity products to meet existing orders in a timely manner. We do not have long-term contracts with all of our suppliers. Instead, we execute purchase orders approximately three to six months in advance of when we believe we may need the components. These purchase orders are non-exclusive, and we are generally not required to purchase any minimum volume of components from any of these suppliers. In those instances in which we do not have a long-term contract with a supplier, the supplier may terminate our relationship upon six months’ prior notice.

In addition, we generally outsource our manufacturing processes to subcontractors, primarily Solectron Corporation for our AS4000, AS4020 and Proximity products and Racamtech Limited for our WipLL products, who rely on our forecasts of future orders to make purchasing and manufacturing decisions. We provide them with forecasts on a regular basis. If a forecast turns out to be inaccurate, it may lead either to excess inventory that would increase our costs or a shortage of components that would delay shipments of our systems. Our contracts with our major manufacturing subcontractors are non-exclusive and most contracts may be terminated with six months notice by either party without significant penalty. Other than agreeing to purchase the materials we request in the forecasts, we do not have any agreements with them to purchase any minimum volume.

We currently depend on a few key customers for substantially all of our sales. A loss of one or more of those customers could cause a significant decrease in our net revenue.

We currently derive, and expect to continue to derive, a substantial percentage of our net sales from fewer than ten customers. In fiscal 2004, 82% of our revenue was derived from our top ten customers. In fiscal 2004, Axtel accounted for approximately 70% of our annual revenue and was the only customer that individually accounted for more than 10% of our annual revenue. It is possible that in fiscal 2005 one customer, Axtel, may account for greater than 50% of our projected annual revenue. We believe that there are certain economies of scale inherent in our industry. Accordingly, the loss of Axtel as a customer or the loss of any large percentage of our supply contracts could negatively impact our gross profit margins, our profitability and efforts to preserve cash resources.

Axtel has the right to terminate the Axtel supply agreement if we fail to comply with the terms and conditions of the agreement and such breach is not cured. For instance, if we fail to meet delivery schedules or if we fail to deliver products and services that meet the contract specifications, Axtel may claim we breached the agreement. Even if such failures are solely attributable to the acts or failures to act of third parties, Axtel may have the right to terminate the agreement. Additionally, Axtel itself has a limited operating history having only commenced operations in 1999, and is subject to its own competitive pressures and operating constraints in the Mexican economy. If Axtel should fail for any reason, or fail to have access to debt and equity markets for liquidity, it may not be able to honor its purchase commitments under our supply agreement.

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

We expect the average selling prices of our products to decline due to a number of factors, including competitive pricing pressures, rapid technological change, industry standardization and volume sales discounts. Accordingly, to maintain or increase our gross margin, we must develop and introduce new products or product enhancements with higher gross margins and implement cost reductions. If our average selling prices continue to decline and we are not able to maintain or increase our gross margin, our results of operations could be harmed.

If we are not able to implement a program to conform our products to industry standards or to successfully market and sell our standards-based products, our revenues may decline

We have developed and continue to develop certain of our products in accordance with existing, emerging and anticipated wireless-industry standards. In particular, we develop products and product features that are designed to conform to IEEE 802.16-2004 and IEEE 802.16e standards. If our products fail to comply with these standards, we may not be able to sell them. Industry standards are subject to change from time to time by their regulatory bodies. If, as a result of any changes, the products we have developed fail to meet industry standards, as revised, we may not be able to sell such products.

Our future success depends in part on the successful adoption by our customers of products that meet these industry standards. If the wireless broadband market does not adopt these standards or if our customers are unable to successfully deploy products based on these standards, we will not be successful selling these products.

In developing products that conform to defined wireless-industry standards, we recognize that, by diminishing product differentiation, standardization may lower the barriers to entry by other manufacturers in the markets in which we seek to sell our products. If companies with greater resources than us choose to manufacture any standards-based products to compete with us, this may cause competition to be based on criteria such as the relative size, resources, marketing skills and financial incentives provided by our competitors, where we may be weaker than if competition is based on product differentiation alone.

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

Although 96% of our sales in 2004 and a majority of our cost of goods sold were denominated in U.S. dollars, we incur most of our operating expenses in British pounds and, to a lesser extent, Israeli shekels for the WipLL business. We expect these percentages to fluctuate over time. Fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations and our business and our currency hedging activities may not limit these risks. The value of foreign currencies may also make our products more expensive than local products.

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

ITEM 2. PROPERTIES

Our corporate headquarters are located in Boca Raton, Florida. This office consists of approximately 4,300 square feet and the lease on this property expires in 2006.

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

This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but allowed the Section 11 claim to proceed. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions. In her Opinion, Judge Scheindlin noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Judge Scheindlin determined that the class period for Section 11 claims is the period between the IPO and the date that unregistered shares entered the market. Judge Scheindlin also ruled that a proper class representative of a Section 11 class must (1) have purchased shares during the appropriate class period; and (2) have either sold the shares at a price below the offering price or held the shares until the time of suit. In two of the six cases, the class representatives did not meet the above criteria and therefore, the Section 11 cases were not certified. Plaintiffs have not yet moved to certify a class in the Airspan case.

We have approved a settlement agreement and related agreements which set forth the terms of a settlement between Airspan, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the Individual Defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to contribute the difference.

It is anticipated that any potential financial obligation of Airspan to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. We currently are not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Our carriers are solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by us. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from our insurance carriers should arise, our maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million.

On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Judge Scheindlin ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. A conference has been scheduled with Judge Scheindlin for March 18, 2005 to discuss the status of the revised settlement agreement. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the parties to the settlement will be able to agree to a revised settlement agreement consistent with the court’s opinion, or that the court will grant final approval to the settlement to the extent the parties reach agreement. If the settlement agreement is not approved and we are found liable, we are unable to estimate or predict the potential damages that might be awarded.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “AIRN”. The price range per share, reflected in the table below, is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter of the last two fiscal years.

	High	Low
2004 Fourth Quarter	$6.69	$4.23
2004 Third Quarter	6.00	3.39
2004 Second Quarter	6.84	4.55
2004 First Quarter	6.11	3.36
2003 Fourth Quarter	3.55	2.05
2003 Third Quarter	2.82	1.52
2003 Second Quarter	2.05	0.78
2003 First Quarter	1.16	0.72

At February 22, 2005 the price per share of our common stock was $4.60 and, based upon the number of record holders, we believe we had approximately 7,878 beneficial shareholders.

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

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2004

The following table sets forth information as of December 31, 2004 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	4,239,389	$3.4316	4,362,194
Equity compensation plans not approved by security holders(2)	755,231	$3.0124	—
Total	4,994,620	$3.3682	4,362,194

(1) In 1998 and 2000, the Company’s shareholders approved the 1998 Employee Stock Option Plan and the 2000 Employee Stock Purchase Plan, respectively. In 2004, the Company’s shareholders approved the Omnibus Equity Compensation Plan.

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

Airspan did not repurchase any shares of common stock in 2004. The total number of shares repurchased was 834,560 and the Board terminated the repurchase plan and authorized the Company to sell the shares. On November 10, 2004 Airspan sold all 834,560 shares realizing net proceeds of $4.4 million.

Recent Sales of Unregistered Securities

Effective as of September 10, 2004, the Company entered into a Preferred Stock Purchase Agreement with Oak Investment Partners XI Limited Partnership (“Oak”) pursuant to which the Company sold 73,000 shares of Series A Preferred Stock to Oak for $29,200,000. These shares of Series A Preferred Stock are initially convertible into 7.3 million shares of Common Stock. The transaction, approved by the Company’s Board of Directors on September 9, 2004 and September 12, 2004 and by the Company’s Audit Committee on September 9, 2004, is closed on September 13, 2004. The shares of Series A Preferred Stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statement of operations data and balance sheet data for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 are derived from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm.

	Year ended December 31, 2000	Year ended December 31, 2001	Year ended December 31, 2002 (2)	Year ended December 31, 2003 (3)	Year ended December 31, 2004
	(in thousands, except for share data)
Consolidated Statement of Operations Data:
Revenue	$30,279	$37,422	$25,930	$30,651	$94,647
Cost of revenue including inventory provision	18,782	24,708	21,242	27,691	67,243
Gross profit	11,497	12,714	4,688	2,960	27,404
Research and development	16,746	14,667	13,642	14,395	18,794
Sales and marketing including bad debts	14,358	16,711	13,821	11,335	11,562
General and administrative	9,368	10,735	8,969	8,741	11,042
Amortization of intangibles	595	425	44	172	723
Restructuring provisions	—	1,235	1,420	750	413
Total operating expenses	41,067	43,773	37,896	35,393	42,534
Loss from operations	(29,570)	(31,059)	(33,208)	(32,433)	(15,130)
Interest and other income, net	3,928	2,726	2,208	2,983	3,217
Income taxes (charge) / credit	5	3,018	2,862	(5)	1,938
Loss before extraordinary items	(25,637)	(25,315)	(28,138)	(29,455)	(9,975)
Extraordinary item
Gain on extinguishment of debt	—	9,244	—	—	—
Income tax charge on gain	—	(2,773)	—	—	—
Net loss	$(25,637)	$(18,844)	$(28,138)	$(29,455)	$(9,975)
Net loss per share — basic and diluted	$(1.44)	$(0.54)	$(0.80)	$(0.84)	$(0.27)
Shares used to compute net loss per share — basic and diluted	17,797,899	34,810,311	35,258,645	35,073,315	36,441,932
Pro forma net loss per share — basic and diluted (1)	$(0.82)	$(0.54)	$(0.80)	$(0.84)	$(0.27)
Shares used to compute pro forma net loss per share — basic and diluted	31,163,574	34,810,311	35,258,645	35,073,315	36,441,932

	December 31, 2000	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$115,340	$70,260	$53,241	$33,926	$66,296
Working capital	131,100	98,680	71,647	36,603	65,476
Total assets	157,334	119,694	97,861	83,272	115,198
Long term debt	15,754	1,250	—	—	—
Stockholders’ equity	123,655	105,253	78,100	49,013	73,165

(1) Pro forma basic and diluted per share calculations reflect the pro forma conversion of all outstanding preferred stock in 2000, at the date of issuance of common stock.

(2) On October 4, 2002 we acquired Airspan Israel and, accordingly, the Consolidated Statement of Operations for the year ended December 31, 2002 includes the results of operations of Airspan Israel from that date up to December 31, 2004 and the Consolidated Balance Sheets of December 31, 2002, 2003 and 2004 includes the consolidated accounts of Airspan Israel.

(3) On December 23, 2003 we acquired the fixed wireless access business of Nortel Networks (“Proximity”) and, accordingly, the Consolidated Statement of Operations for the year ended December 31, 2003 and 2004 includes the results of operations of Proximity from that date up to December 31, 2004 and the Consolidated Balance Sheets of December 31, 2003 and 2004 includes the assets and liabilities related to Proximity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

Overview

We are a global supplier of Broadband Wireless Access (“BWA”) equipment that allows communications service providers (often referred to as “local exchange carriers,” or simply telephone companies), internet service providers (often referred to as “ISPs”) and other telecommunications users, such as utilities and enterprises, to cost effectively deliver high-speed data and voice services using radio frequencies rather than wires. We call this transmission method “Broadband Wireless”. The primary market for our systems has historically been a subset of the fixed and broadband wireless access systems market, which is the point-to-multipoint market in radio frequencies below 6.0GHz. On March 10, 2005, we announced the introduction of products that also provide BWA to nomadic and portable applications.

Each of our wireless access systems utilizes digital wireless techniques, which provide wide area coverage, security and resistance to fading. Our systems can be deployed rapidly and cost effectively, providing an attractive alternative or complement to traditional copper wire, cable, or fiber-optic communications access networks. Our products also include software tools that optimize geographic coverage of our systems and provide ongoing network management. To facilitate the deployment and operation of our systems, we also offer network installation, training and support services. A more complete description of our various wireless access systems is provided below. Our BWA systems (the “Airspan BWA Solutions”) have been installed by more than 300 network operators in more than 90 countries and are being tested by numerous other service providers.

Our initial products were developed and sold originally to provide wireless voice connections between network operators and their end customers. Product enhancements introduced in 1998 enabled us to offer both voice and data connectivity over a single wireless link. We have continued to develop the capabilities and features of the original products, and today we sell them as the AS4000 and AS4020 products, in systems capable of delivering high-capacity broadband data with carrier-quality voice connections to operators globally.

In October 2002, we strengthened our position in the BWA equipment market with the acquisition of the WipLL (Wireless Internet Protocol in the Local Loop) business from Marconi (“Marconi WipLL”) pursuant to a stock purchase agreement, and renamed the business Airspan Networks (Israel) Limited (“Airspan Israel”). The products and services produced by Airspan Israel enable operators in licensed and unlicensed wireless bands to offer high-speed, low cost, wireless broadband connections for data and voice over IP. We acquired all of the issued and outstanding capital stock and debt of Marconi WipLL in exchange for $3 million of cash.

In October 2003, we began marketing our AS4030 and AS3030 product range of Airspan branded high-end point-to-multipoint and point-to-point products suitable for operators wishing to deliver service offerings to medium and large businesses and multi-tenant dwellings that require considerable bandwidth for their end users. These products, based on 802.16 Orthogonal Frequency Division Multiplexing (“OFDM”) technology, can also be used for a wide range of backhaul applications, for example connecting remote base stations to a central office.

In December, 2003, we acquired the fixed wireless access business of Nortel Networks known as “Proximity” in accordance with the terms and conditions of a contemporaneously executed and delivered Purchase and Sale Agreement. The acquired Proximity products and enable operators to provide carrier class circuit switched voice and data services, based on a Time Division Multiple Access (“TDMA”) technology. We acquired inventory relating to the Proximity business as well as existing assets associated with the manufacture, development and support of the Proximity product line. We also assumed the product supply obligations associated with customer contracts and certain other liabilities and obligations along with the workforce of 26 persons directly employed in the Proximity business. The final purchase price was $13.1 million.

On December 28, 2004 we signed a letter of intent to acquire ArelNet Limited (TASE: ARNT), an Israeli company providing Voice over IP (“VoIP”) network infrastructure equipment and solutions, including soft switches and gateways supporting major VoIP standards. In accordance with the letter of intent, we expect to acquire all of the outstanding securities of ArelNet for an aggregate purchase price of $8.7 million, of which $4.0 million would be paid in cash and $4.7 million in shares of Airspan.

On March 9, 2005 we announced the introduction of a new product line known as “AS.MAX”. AS.MAX is a full portfolio of WiMAX systems, Base Stations and Customer Premise Equipment (“CPE”), all based on the IEEE 802.16 standard. The AS.MAX product range is designed to serve both:

•	our traditional fixed point-to-multipoint BWA market; and

•	new markets such as the BWA market for nomadic and portable applications.

We intend to continue our strategy of expanding our business through, among other things, acquisitions of other businesses and technologies and joint ventures. See “Risk Factors — Our failure to manage future acquisitions.”

Our corporate headquarters are located in Boca Raton, Florida. Our primary operations, manufacturing and product development centers are located in Uxbridge, U.K. and Airport City, Israel.

We generated revenue of $25.9 million in 2002, $30.7 million in 2003 and $94.6 million in 2004. We have incurred net losses of $28.1 million, $29.5 million and $10.0 million in 2002, 2003 and 2004, respectively. Since becoming an independent company, we have generated significant net losses and negative cash flow and expect to continue to do so in 2005. We had an accumulated deficit of $177.1 million as of December 31, 2004.

We generate revenue from sales of our systems (including both hardware and software) and from services related to implementation and support activities. Revenue from services has always been under 10% of our total revenue. See “Management’s Discussion and Analysis - Critical Accounting Policies” for a discussion of our revenue recognition policies.

Our proprietary software is integral to our products and is not sold separately. Customer service contracts are generally of a short-term nature, for days and weeks rather than months and are sold separately from sales of our systems. Service revenue does not currently constitute a material portion of our revenue.

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

In 2004, our non-U.S. sales accounted for 97% of our total revenue and our top ten customers accounted for 82% of our revenue. In 2003, our non-U.S. sales accounted for 97% of our total revenue and our top ten customers accounted for 61% of our revenue. In 2002, our non-U.S. sales accounted for 89% of our total revenue and our top ten customers accounted for 72% of our revenue.

We currently derive, and expect to continue to derive, a substantial percentage of our revenue from fewer than ten customers. In the year ended 2004 Axtel in Mexico represented 70% of our revenue. In the year ended December 31, 2003 Broadcast Communications Ltd in New Zealand represented 18% of our revenue. In the year ended December 31, 2002, Siemens Telecommunications (Pty) Ltd. in South Africa and SpeedNet Inc. in Japan represented 32% and 10% respectively, of our revenue. We anticipate that our dependence on our ten largest customers will continue in 2005, primarily due to our projected sales of Proximity solutions to Axtel.

The following table identifies the percentage of our revenue by geographic region in the periods identified.

	Percentage of Revenue
Geographic Area	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
United States	11.3%	3.1%	3.2%
Asia Pacific	22.0	35.9	8.5
Europe	11.1	19.2	11.8
Africa and Middle East	49.0	27.1	2.0
South and Central America and Caribbean	6.6	14.7	74.5

While we expect that sales to Axtel will still comprise a large percentage of our revenues for 2005, we anticipate that the percentage of our sales to Central America will decrease in 2005.

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

We outsource all of our manufacturing processes.

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

Revenue recognition

We recognize revenue when all of the following conditions are met:

•   an arrangement exists with the customer,

•   delivery has occurred or services have been rendered,

•   the price for the product or service is fixed or determinable, and

•   collection of the receivable is reasonably assured.

Product Revenue: Revenue from product sales, including sales to distributors and resellers, is generally recognized at the time the product is shipped to the customer. Revenue is deferred when customer acceptance is required, rights of return exist, or other significant obligations remain that are essential to the functionality of the delivered products. Revenue is recognized when these conditions have been satisfied. The estimated cost of any post-sale obligations, including basic product warranties, is accrued at the time revenue is recognized based on historical experience.

Service Revenue: Revenue from time-and-material service contracts is recognized once the services have been performed. Revenue from service contracts that relate to a period of cover is recognized ratably over the given contract period. Revenue is recognized on fixed-price service contracts using the percentage of completion method unless it is not possible to make reasonable estimates under that method, in which case revenue is recognized on a completed contract basis.

Revenue Arrangements that include Multiple Deliveries: In certain cases, we enter into agreements with customers whereby we are obligated to deliver multiple products and/or multiple services (multiple deliveries). In these transactions, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. Revenue for these transactions is recognized on each element when the revenue recognition criteria have been met for that element. Revenue is recognized for delivered products and services only if: (i) the above Product Revenue or Service Revenue criteria are met; (ii) undelivered products or services are not essential to the functionality of the delivered elements, (iii) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; and (iv) the fair value for each of the undelivered elements is known.

Under our revenue recognition policy we are required to assess the credit worthiness of our customers. We use our own judgment in assessing their credit worthiness, and the criteria by which each judgment is made may change in future periods and therefore may change future revenue recognition.

Accounts Receivable

We are required to assess the collectibility of our accounts receivable balances. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including, but not limited to, the current credit-worthiness of each customer. Significant changes in required reserves have been recorded in recent periods to reflect our current judgment, and changes may occur in the future due to the market environment. Should we consider it necessary to increase the level of reserves required for a particular customer or customers then additional charges will be recorded in the future.

Inventory

We value inventory at the lower of cost or market value. As a result, we exercise judgment as to the level of provisions required for excess and obsolete inventory. These judgments are based on our assumptions about future demand and market conditions. During recent periods we have made provisions against inventory reflecting the decline in our expectations of the demand for certain of our products. Should we decide in the future that actual market conditions have become less favorable, or our assumptions change due to changing market conditions, additional inventory provisions may be required.

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

Restructuring

During 2002, 2003 and 2004 we recorded restructuring charges arising from our cost-reduction programs and established reserves which include estimates pertaining to employee termination costs, the loss on subletting excess facilities, and the write down of assets to be disposed of as part of the restructuring. When providing for restructuring charges we make estimates as to the expected costs to be incurred, particularly with respect to the costs of excess facilities. Estimates of future income from sub-letting excess facilities are made that offset expected future costs. Although we do not anticipate significant changes, the actual costs may differ from the amount of the reserves.

Purchase accounting

In connection with acquisitions, we assess the fair value of assets acquired and liabilities assumed. Items such as accounts receivable, fixed assets, intangible assets and accrued liabilities require a high degree of judgment involving assumptions and estimates including future cash flows and discount rates. In certain situations, where we deem necessary, we may use third parties to assist us with such valuations. We used the purchase method of accounting for our acquisitions of the Marconi WipLL business in 2002 and for the Proximity business in 2003. During 2004, we made adjustments to the fair value of the acquired assets and liabilities of the Proximity business. See note 2 to the Financial Statements.

Tax and deferred taxes

Research and development tax credits: During 2004 we recorded a tax credit relating to research and development expenditure in the United Kingdom. See note 3 to the Financial Statements. The Inland Revenue has the right to audit claims made for research and development tax credits and, until the authorities have approved the claims, there is potential uncertainty as to whether the final claim will be accepted.

Deferred taxes: We record a valuation allowance to reduce our deferred tax assets. As at December 31, 2004, we recorded a 100% valuation allowance, effectively writing down our deferred tax assets to zero. We consider our future taxable income and prudent tax planning strategies to determine whether our valuation allowance is appropriate. The main factors we consider are our cumulative losses in recent years, our net loss for the current period and our future earnings potential determined through the use of internal forecasts. Should we decide in the future that a lower valuation allowance is required, an adjustment to the deferred tax asset would result in income being recorded in the period that that determination was made.

Other taxes: We are subject to local taxes in each country that we have a permanent establishment or other taxable presence. We make estimates of our potential liability to tax in these jurisdictions, which estimates are subject to examination by the local tax authorities.

Derivative instruments

We are subject to fluctuations in the exchange rates of certain currencies to the US dollar, particularly UK pounds sterling and new Israeli shekels. From time to time, we have entered into forward exchange contracts to cash flow hedge a portion of our sterling operating expenses, primarily salary and facility lease expenses. We make assumptions with respect to the timing of entering into these contracts and the number of periods that we hedge and consider the value of our sterling obligations and the forecasted exchange rate. Should the actual exchange rate be more favorable than the hedged rate at the time of execution of the contract, we would incur a loss on that particular contract. (See ITEM 7A Quantitative and qualitative disclosures about market risk) In 2004, we recorded a gain of $2.2 million related to forward exchange contracts. In 2005, we do not expect to record a significant gain in respect of forward exchange contracts.

Valuation of Goodwill and other Intangible Assets

On January 1, 2002, FAS 142, “Goodwill and Other Intangible Assets”, was implemented and as a result, we ceased to amortize our goodwill. We were required to perform an initial impairment review of goodwill and other intangible assets in 2002 and an annual impairment review thereafter. We performed our annual impairment test during the fourth quarter of 2004. The carrying value of goodwill and other intangible assets was compared to its implied fair value by using the expected present value of future cash flows. For the 2004 review a weighted average cost of capital, equivalent to triple C junk bonds, of 14.8% and an effective tax rate of 30% was used. The result of this review was that no impairment of goodwill or other intangible assets was recorded during the year ended December 31, 2004. In the impairment review, we make various assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and other intangible assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge that would adversely affect our results.

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

Results of Operations

The following table provides operating data as a percentage of revenue for the periods presented.

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Revenue	100.0%	100.0%	100.0%
Cost of revenue	74.2	74.9	69.8
Inventory provision	7.7	15.5	1.2
Gross profit	18.1	9.7	29.0
Operating expenses:
Research and development	52.6	47.0	19.9
Sales and marketing	39.1	33.9	11.6
Bad debt expense	14.2	3.1	0.6
General and administrative	34.6	28.5	11.7
Amortization of intangibles	0.2	0.6	0.8
Restructuring provision	5.5	2.4	0.4
Total operating expenses	146.1	115.5	45.0
Loss from operations	(128.1)	(105.8)	(16.0)
Interest and other income, net	8.5	9.8	3.5
Income taxes	11.0	0.0	2.0
Net loss	(108.5)%	(96.1)%	(10.5)%

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

In the fourth quarter of 2002 we decided to completely outsource all of our manufacturing. As a result, we recorded a $975 thousand restructuring charge for the closure of our Riverside, Uxbridge facility in 2003. The entire amount of this cost relates to the closure of this facility. A further $368 thousand was recognized as a restructuring charge in the fourth quarter of 2003, when the Company reassessed its ability to sublease the Riverside facility. All cash outflows arising from this will be made by the end of 2006.

In the second quarter of 2003, an additional restructuring program was initiated to further lower operating expenses. The total cost incurred as part of this restructuring program was $298 thousand arising from costs associated with facility closures and severance. The costs incurred during the year ended December 31, 2003 for this restructuring program related to termination costs for 30 employees. All of these employees had left the Company by December 31, 2003.

During the first quarter of 2004 we revised our original restructuring programs and initiated a new program to further reduce operating expenses. This program was completed by the end of the third quarter of 2004. The total cost incurred for this restructuring program was $413 thousand related to termination costs for 21 employees. All of these employees had left the Company by December 31, 2004.

In conjunction with the purchase of the Proximity business, we implemented our plan to relocate the Proximity business from Maidenhead, England and Sunrise, Florida to our facilities in Uxbridge, England and Boca Raton, Florida. We recorded acquisition-related restructuring charges of $520 thousand in the fourth quarter of 2003, in connection with the relocation of the Proximity business. The estimated relocation costs were reduced during the year 2004 to $181 thousand. The adjustment formed part of the revised fair value adjustments of the Proximity acquisition. This relocation plan was completed by December 31, 2004.

We recorded significant acquisition-related restructuring charges in connection with the relocation of the Proximity business.

All figures in US$ thousands	Accrued at acquisition	Paid in 2004	Revision to preliminary fair value adjustments	Accrued at December 31, 2004
Office closure — other associated costs	$520	$(181)	$(339)	$—

The restructuring charges and their utilization are summarized as follows:

All figures in US$ thousands	Balance at beginning of period	Restructuring charge	Accrued on acquisition	Utilized	Balance at end of period

Year ended December 31, 2004
One-time termination benefits	$—	$413	—	$(413)	$—
Contract termination costs	947	—	—	(348)	599
Other associated costs	592	—	$(339)	(192)	61
	$1,539	$413	$(339)	$(953)	$660
Year ended December 31, 2003
One-time termination benefits	$79	$342	—	$(421)	$—
Contract termination costs	825	397	—	(275)	947
Other associated costs	150	11	$520	(89)	592
	$1,054	$750	$520	$(785)	$1,539
Year ended December 31, 2002
Facility related	$307	$1,142	—	$(474)	$975
Severance and other	234	278	—	(433)	79
	$541	$1,420	—	$(907)	$1,054

Included in the 2002 restructuring charge was $100 thousand for the write down of certain fixed assets used at tradeshows and the Riverside facility. All charges, other than the fixed asset write-downs, have or will result in direct cash outlays.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2004

Revenue

Revenue increased 209% from $30.6 million for the year ended December 31, 2003 to $94.6 million for the year ended December 31, 2004. The $64.0 million increase in revenue is primarily attributable to sales of Proximity products to Axtel, representing 70% of our revenue for 2004.

We project that a significant amount of our revenues in 2005 will come from a limited number of customers. See “Risk Factors — We currently depend on a few key customers.”

Cost of Revenue and Inventory Provision

Cost of revenue increased 188% from $22.9 million in the year ended December 31, 2003 to $66.1 million in the year ended December 31, 2003. This increase was due primarily to the increase in revenue. As a percentage of revenue, our cost of revenue was 74.9% in 2003 and 69.8% in 2004.

During both 2003 and 2004, we wrote down amounts of inventory to reflect our view of the demand for our AS4000 inventory. In 2003, we made inventory provisions in the aggregate amount of $4.7 million to reflect our view that, with the full introduction of the new AS4020 product line in that year, demand for AS4000 equipment had lessened. In the third quarter of 2004, we provided for an additional $1.1 million provision related to excess AS4000 inventory, reflecting our revised estimates of the demand for this product.

Gross margin increased to 29% in 2004 from 10% for the year of 2003. The increase in gross margin in 2004 relative to 2003 was primarily due to smaller inventory provisions in 2004, the allocation of certain relatively fixed period costs over a significantly larger revenue base in 2004 and the increased sale of higher margin products in 2004.

Research and Development Expenses

Research and development expenses increased 31% from $14.4 million in the year ended December 31, 2003 to $18.8 million in the year ended December 31, 2004. The increase was primarily due to the additional research and development expenses we incurred in connection with the acquisition of the Proximity business in the fourth quarter of 2003 and expenses associated with the development of our new WiMAX portfolio. In 2005, we expect to continue to invest heavily in WiMAX-related research and development projects and, in connection with our proposed acquisition of ArelNet, we expect to incur additional costs related to the development of VOIP products.

Sales and Marketing Expenses

Sales and marketing expenses increased 6% from $10.4 million in the year ended December 31, 2003 to $11.0 million in the year ended December 31, 2004. The increase in sales and marketing expenses is primarily attributable to the increase in revenue relating to the acquisition of the Proximity business.

Bad Debt Expense

In 2003, we wrote down receivables by $0.9 million due to our concerns with customers in Asia. During 2004, we wrote down receivables by $0.5 million due to our concerns with customers in Asia and Africa.

General and Administrative Expenses

General and administrative expenses increased 26% from $8.7 million in the year ended December 31, 2003 to $11.0 million in the year ended December 31, 2004. The increase in general and administrative expenses was primarily the result of costs incurred in preparing to meet the requirements of Section 404 of the Sarbanes Oxley Act.

Amortization of Intangibles

Amortization of intangibles expense increased 320% from $0.2 million in the year ended December 31, 2003 to $0.7 million in the year ended December 31, 2004. The increase arose from the amortization of intangibles identified after our acquisition of the Proximity business in the fourth quarter of 2003.

Restructuring Provision

During both 2003 and 2004, we implemented expense reduction programs. During 2003, we made restructuring provisions totaling $0.8 million to cover employee termination costs and a revision of our estimates of costs associated with the closure of our Riverside facility in 2002. During 2004, we charged $0.4 million to restructuring expense related to additional employee termination costs. For more information regarding our restructuring programs, see the section above entitled “Restructuring”.

Interest and Other Income Net

Interest and other income net, which increased 8% from $3.0 million for the year ended December 31, 2003 to $3.2 million in the year ended December 31, 2004, consisted of gains and losses on foreign currency cash balances and foreign exchange hedging contracts and interest earned on cash deposits with financial institutions.

Income Taxes

An income tax credit of $1.9 million was recorded in the year ended December 31, 2004. We received a $2.1 million tax credit related to the benefit granted to us by the U.K. tax authorities, which we received in lieu of carrying forward tax losses related to research and development costs. We surrendered approximately $9 million of carry forward tax losses in the United Kingdom as a result. The tax credit was partially offset by tax charges relating to a foreign branch of Airspan Communications Limited, UK (“ACL”) and certain franchise taxes relating to the US operations of Airspan. No income tax benefit has been recorded for the tax losses generated because we have incurred operating losses since inception. The 2003 tax charge of $5 thousand relates to a foreign branch of the ACL.

Net Loss

For the reasons described above, our net loss before taxes decreased 60% from $29.5 million in 2003 to $11.9 million in 2004 and our net loss decreased by 66% from $29.5 million in 2003 to $10.0 million in 2004.

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

Amortization of Intangibles

Amortization of intangibles expense increased 291% from $44 thousand in the year ended December 31, 2002 to $172 thousand in the year ended December 31, 2003. The increase arose from the amortization of intangibles identified after our fourth quarter acquisition of Airspan Israel.

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

Income Taxes

An income tax provision of $5 thousand recorded in the year ended 31 December 2003 relates to a foreign branch of the United Kingdom company but no income tax benefit has been recoded for the tax losses generated because overall operating losses have been experienced since inception. The 2002 tax credit relates to the receipt of $2.9 million from the U.K. tax authorities in lieu of carrying forward tax losses related to research and development costs. The company surrendered $12 million of carry forward tax losses in the United Kingdom. as a result.

Net Loss

For the reasons described above, our net loss before taxes decreased 5% from $31.0 million in 2002 to $29.5 million in 2003 and our net loss increased by 5% from $28.1 million in 2002 to $29.5 million in 2003.

Liquidity and Capital Resources

As of December 31, 2004, we had cash and cash equivalents totaling $66.3 million and $1.7 million of restricted cash. Of this restricted cash $1.5 million is held as collateral for performance guarantees on one customer contract and with landlords and $0.2 million is for payments made by employees under our Employee Share Purchase Plan. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments.

Since inception, we have financed our operations through private sales of convertible preferred stock, which have totaled $146.5 million (net of transaction expenses) and an initial public offering of common stock, which we completed on July 25, 2000. In the initial public offering, we issued 6,325,000 shares of common stock for approximately $86 million in cash (net of underwriting discounts, commission and other expenses). In our most recent private sale of convertible preferred stock, which we closed in September 2004, we raised $29.2 million through the issuance of Series A preferred stock to Oak Investment Partners XI, Limited Partnership. In November 2004, we also raised $4.4 million through the sale of treasury stock that was acquired through a share buy back program completed in 2002. We have used the proceeds of the sale of all securities for working capital and other general corporate purposes.

At December 31, 2004 and 2003, we had no outstanding debt.

Until we are able to generate cash from operations, if ever, we intend to use our existing cash resources to finance our operations. We believe we have sufficient cash resources to finance our operations for at least the next twelve months.

For the year ended December 31, 2004, we used $0.9 million cash in operating activities compared with $17.7 million for the year ended December 31, 2003. The difference between our net loss of $10.0 million and the $0.9 million cash used in operating activities principally arose from decreasing inventory of $10.1 million and an increase in accounts payable of $16.9 million partially offset by an increase in receivables of $8.7 million and a decrease in customer advances of $10.3 million. During 2003 we reduced our inventory by $8.0 million and our receivables by $1.8 million.

The cash used in investing activities for the year ended December 31, 2004 all related to capital equipment purchases of $2.2 million. The net cash provided in investing activities for the year ended December 31, 2003 of $5.1 million arose from the sale of investment securities of $5.1 million along with net cash proceeds from acquisitions of $1.8 million, partially offset by capital equipment purchases of $1.8 million.

Our financing cash flow for the year ended December 31, 2004 of 35.4 million was dominated by the issuance of $29.1 million of preferred stock. Additional to this we raised $4.4 million through the sale of our treasury stock and another $2.0 million from the exercise of stock options and stock issued under out Employee Share Purchase Plan. Our financing cash flow for the year ended December 31, 2003 was a net outflow of $1.7 million. The outflow arose from a repayment of long term debt of $2.4 million and a $0.4 million purchase of treasury stock partially offset by a $0.6 million decrease in restricted cash and net proceeds from issuance of common stock of $0.4 million. Restricted cash increases whenever the Company issues a guarantee secured by cash collateral and decreases whenever such a guarantee is cancelled or expires according to its terms.

Contractual Obligations

The impact that our contractual obligations as of December 31, 2004 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
All figures in US$ thousands	Total	2005	2006 - 2007	2008 - 2009	2010 & thereafter
Contractual obligations
Operating lease obligations	$6,497	$1,781	$2,580	$1,950	$186
Purchase obligations (1)	21,178	21,178	—	—	—
	$27,675	$22,959	$2,580	$1,950	$186

(1) As of December 31, 2004, the Company had commitments with its main sub contract manufacturers under various purchase order and forecast arrangements, to a value of $21,147 thousand and with other suppliers for capital equipment, to a value of $31 thousand.

The Company has bank guarantees with its landlords and a customer totaling $1,502 thousand at December 31, 2004. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. This pledged cash has been classified as restricted cash.

We have no material commitments other than operating leases, supplier purchase commitments and forward exchange contracts mentioned herein. See “ITEM 7A” and “Note 10 of the Notes to the Financial Statements”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of December 31, 2003 and 2004, we had cash and cash equivalents plus restricted cash of $35.5 million and $68.0 million, respectively. Substantially all of these amounts consisted of highly liquid investments with purchase to maturity terms of less than 90 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from December 31, 2004 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

For the year ended December 31, 2004, 96.1% of our sales were denominated in U.S. dollars and the remaining 3.9% were predominantly denominated in euro. Comparatively for the year ended December 31, 2003, 96.8% of our sales were denominated in U.S. dollars and the remaining 3.2% were denominated predominantly in euro. Our total euro-denominated sales for the year ended December 31, 2004 were € 2.2 million (U.S.$2.7 million), which were recorded at an average exchange rate of $1U.S. = € 0.8043 compared to total euro-denominated sales for the year ended December 31, 2003 of € 0.8 million (U.S.$0.9 million) which were recorded at an average exchange rate of $1U.S. = € 0.8892. If the average exchange rates used had been higher or lower during 2004 by 10% they would have decreased or increased the total non-US dollar-denominated sales value by $0.3 million. We expect the proportions of sales in euro to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not factor in changes in sales volumes.

Since May 2000, we have from time to time entered into fair value currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than U.S. dollars. We do not enter into any currency hedging activities for speculative purposes. There was no impact from such contracts during 2003 on earnings, nor were there any fair value hedges outstanding at December 31, 2004. We will continue to monitor our foreign currency exposures and may modify our hedging strategies, as we deem appropriate.

We have also entered into cash flow currency hedges. Our operating results are affected by moves in foreign currency exchange rates, particularly the rate between U.S. dollars and U.K. pounds sterling and the U.S. dollar and the Israeli shekel. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and Israeli shekels.

To manage our pound foreign currency risk we have, at various times in 2002 and 2003 and 2004, forecast our likely net spending in non U.S. dollars until March, 2005 and, based on these forecasts, we have entered into forward exchange contracts to cover a percentage of the projected exposure.

We have entered into the following forward exchange contracts:

•   In May 2002, we entered into a forward exchange contract to purchase 7.5 million pounds sterling at an average exchange rate of $1U.S. = 0.6927 pounds sterling in six equal amounts, from January 2003 to June 2003. At December 31, 2003 and 2004 there were no contracts outstanding.

•   In November 2002, we entered into a forward exchange contract to purchase 6.0 million pounds sterling at an average exchange rate of $1U.S. = 0.6421 pounds sterling in six equal amounts, from July 2003 to December 2003. At December 31, 2003 and 2004 there were no contracts outstanding.

•   In May 2003, we entered into a forward exchange contract to purchase 4.5 million pounds sterling at an average exchange rate of $1U.S. = 0.6326 pounds sterling in six equal amounts, from January 2004 to June 2004. At December 31, 2003 these were outstanding at an average exchange rate of $1U.S. = 0.6326 pounds sterling. At December 31, 2004 there were no contracts outstanding.

•   In September 2003, we entered into a forward exchange contract to purchase 3.6 million pounds sterling at an average exchange rate of $1U.S. = 0.6489 pounds sterling in six equal amounts, from July 2004 to December 2004. At December 31, 2003 these were outstanding at an average exchange rate of $1U.S. = 0.6489 pounds sterling. At December 31, 2004 there were no contracts outstanding.

•   In September 2004, we entered into a forward exchange contract to purchase 2.5 million pounds sterling at an average exchange rate of $1U.S. = 0.5706 pounds sterling in three amounts, from January 2005 to March 2005. At December 31, 2004 these were all outstanding.

The total forward purchases of pounds sterling for the year ended December 31, 2004, was 8.1 million pounds sterling, and we paid expenses in local currency of approximately 15.5 million pounds sterling over the same period. The effectiveness of the contracts as a hedge was therefore 100%. If the expenses in pounds sterling had not been hedged and the average exchange rates had been higher or lower by 10%, the pound-sterling denominated operating expenses would have decreased or increased by $3.1 million.

During the year ended December 31, 2004 we paid expenses in Israeli Shekels of 25.6 million Israeli Shekels. None of these expenses have been hedged. If the average exchange rates had been higher or lower by 10%, the Israeli Shekel operating expenses would have decreased or increased by $0.6 million for the year ended December 31, 2004.

For the years ended December 31, 2004 and 2003 we incurred the majority of our cost of revenue in U.S. dollars.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, an evaluation was performed under the supervision and with the participation of Airspan’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Airspan’s disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(3) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures are (1) designed to ensure that material information relating to Airspan, including our consolidated subsidiaries, is made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the group’s financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further because of changes in conditions, the effectiveness of internal controls may vary over time such that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment of those criteria, management has concluded that as of December 31, 2004, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report on Form 10-K and have audited our management's assessment of our internal control over financial reporting as stated in their report which appears immediately below.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Airspan Networks Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Airspan Networks Inc. maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Airspan Networks Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Airspan Networks Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Airspan Networks Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Airspan Networks Inc. and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 16, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
London, England March 16, 2005

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information regarding the names, ages and business experience of our executive officers and directors required by this Item is furnished in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant”. All other information required by this Item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item and Item 403 of Regulation S-K is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2004. The information required by this Item and Item 201(d) of Regulation S-K is furnished in Item 5 of this Annual Report on Form 10-K under the caption “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

(1)  Financial Statements

(2)  Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts for the year ended December 31, 2002, 2003 and 2004	II-1

(3)  Exhibits

AIRSPAN NETWORKS INC.

EXHIBIT INDEX
Year Ended December 31, 2004

3.1	Amended and Restated Articles of Incorporation of Airspan (1)

3.2	Articles of Amendment to the Articles of Incorporation (2)

3.3	Amended and Restated Bylaws of Airspan (3)

4.1	Form of Airspan’s common stock certificate (4)

10.1	1998 Stock Option and Restricted Stock Plan (4)

10.2	2000 Employee Stock Purchase Plan, as amended (2)

10.3	Employment Agreement with Eric Stonestrom (4), (5)

10.4	Employment Agreement with Jonathan Paget (4), (5)

10.5	Employment Agreement with Peter Aronstam, as amended (5), (6), (7)

10.6	2001 Supplemental Stock Option Plan (6)

10.7	Employment Agreement with Henrik Smith-Petersen (5), (7)

10.8	Employment Agreement with David Brant (5), (7)

10.9	2003 Supplemental Stock Option Plan (3)

10.10	Airspan Omnibus Equity Compensation Plan (1)

10.11	Purchase and License Agreement, dated as of December 28, 2004, by and among Airspan Communications Limited and Axtel, S.A. de C.V.*(11)

10.12	Technical Assistance Support Services Agreement for FWA Equipment, dated as of February 14, 2003, by and between Nortel Networks UK Limited and Axtel, S.A. de C.V. (8)**

10.13	Preferred Stock Purchase Agreement, dated as of September 10, 2004 among Airspan Networks, Inc. and Oak Investment Partners XI, Limited Partnership (9)

10.14	Amendment to Preferred Stock Purchase Agreement (10)

10.15	Amendment Agreement No. 3 to FWA TASS dated as of December 28, 2004 between Airspan Communications Limited and Axtel, S.A. de C.V.*(11)

21	Subsidiaries of registrant *

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

*	Filed herewith

**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
***	Furnished herewith

1	Incorporated by reference to Airspan’s Form 10-Q for the quarter ended April 4, 2004.
2	Incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004.
3	Incorporated by reference to Company’s report on Form 8-K/A filed in February 22, 2005.
4	Incorporated by Reference to Airspan’s Registration Statement on Form S-1 (333-34514) filed July 18, 2000
5	Management Agreement or Compensatory Plan or Arrangement
6	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2000
7	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2002
8.	Incorporated by reference by the Company’s report on Form 8-K/A filed on July 6, 2004.
9	Incorporated by reference to the Company’s report on Form 8-K filed on September 13, 2004.
10	Incorporated by reference to the Company’s report on Form 8-K filed on September 27, 2004.
11	Portions of this document have been omitted and were filed separately with the SEC on March 16, 2005 pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Airspan has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, Florida, on the 16th day of March 2005.

Airspan Networks Inc

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

Signature	Title	Dated

/s/ Eric D. Stonestrom	Chief Executive Officer,	March 16, 2005
Eric D. Stonestrom	Director (Principal Executive Officer)

/s/ Matthew J. Desch	Chairman of the Board of Directors	March 16, 2005
Matthew J. Desch

/s/ Peter Aronstam	Senior Vice President, Finance;	March 16, 2005
Peter Aronstam	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ H. Berry Cash	Director	March 16, 2005
H. Berry Cash

/s/ Randall E. Curran	Director	March 16, 2005
Randall E. Curran

/s/ Michael T. Flynn	Director	March 16, 2005
Michael T. Flynn

/s/ Guillermo Heredia	Director	March 16, 2005
Guillermo Heredia

/s/ Thomas S. Huseby	Director	March 16, 2005
Thomas S. Huseby

/s/ David Twyver	Director	March 16, 2005
David Twyver

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Airspan Networks Inc.

We have audited the accompanying consolidated balance sheets of Airspan Networks Inc. and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Airspan Networks Inc. and its subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
London, England March 16, 2005

AIRSPAN NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31, 2003	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$33,926	$66,296
Restricted cash	1,588	1,687
Accounts receivable, less allowance for doubtful accounts of $5,207 in 2003 and $2,814 in 2004	12,509	20,947
Unbilled accounts receivable	54	43
Inventory	18,215	12,834
Prepaid expenses and other current assets	4,570	5,702
Total current assets	70,862	107,509
Property, plant and equipment, net	3,736	3,707
Goodwill	3,136	789
Intangible assets, net	4,554	1,672
Long term accounts receivable	—	305
Other non current assets	984	1,216
Total assets	$83,272	$115,198
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,751	$24,615
Accrued taxes	449	653
Deferred revenue	989	627
Customer advances	15,070	4,789
Other accrued expenses	10,000	11,349
Total current liabilities	34,259	42,033
Commitments (see note 10)	—	—
Stockholders’ equity
Preferred stock. $0.0001 par value; nil shares authorized at December 31, 2003 and 74,200 authorized at December 31, 2004: nil issued at December 31, 2003 and 73,000 issued at December 31, 2004	—	—
Common stock, $0.0003 par value; 50,000,000 shares authorized at December 31 2003 and 100,000,000 authorized at December 31 2004: 36,314,410 issued at December 31, 2003 and 37,644,627 issued at December 31, 2004	11	11
Note receivable — stockholder	(130)	(87)
Additional paid in capital	215,209	249,917
Treasury Stock; 834,560 shares held at December 31, 2003	(797)	—
Accumulated other comprehensive income	1,839	418
Accumulated deficit	(167,119)	(177,094)
Total stockholders’ equity	49,013	73,165
Total liabilities and stockholders’ equity	$83,272	$115,198

The accompanying notes are an integral part of these financial statements

AIRSPAN NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Revenue	$25,930	$30,651	$94,647
Cost of revenue	(19,241)	(22,945)	(66,144)
Inventory provision	(2,001)	(4,746)	(1,099)
Gross profit	4,688	2,960	27,404
Operating expenses:
Research and development	13,642	14,395	18,794
Sales and marketing	10,141	10,389	11,013
Bad debt expense	3,680	946	549
General and administrative	8,969	8,741	11,042
Amortization of intangibles	44	172	723
Restructuring provision	1,420	750	413
Total operating expenses	37,896	35,393	42,534
Loss from operations	(33,208)	(32,433)	(15,130)
Interest expense	(161)	(38)	—
Interest and other income	2,369	3,021	3,217
Loss before income taxes	(31,000)	(29,450)	(11,913)
Income tax credits/ (expenses)	2,862	(5)	1,938
Net loss	$(28,138)	$(29,455)	$(9,975)
Net loss per share — basic and diluted
Net loss per share	$(0.80)	$(0.84)	$(0.27)
Weighted average shares outstanding — basic and diluted	35,258,645	35,073,315	36,441,932

The accompanying notes are an integral part of these financial statements

AIRSPAN NETWORKS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Preferred Stock			Common Stock
	Shares	Par value	Shares	Par value	Additional paid in capital	Treasury stock	Note receivable stockholder	Accumulated other comprehensive income	Accumulated deficit	Total
At January 1, 2002			35,120,199	$10	$214,491	—	$(180)	$458	$(109,526)	$105,253
Comprehensive Loss:
Net loss					—	—	—	—	(28,138)	(28,138)
Other Comprehensive Income:
Movement in the fair value of cash flow hedges
Unrealized gains on foreign currency cash flow hedges					—	—	—	2,041	—
Less: reclassification of adjustment for gains realized in net income					—	—	—	(937)	—
								1,104		1,104
Comprehensive loss					—	—	—	—	—	(27,034)
Decrease in notes receivable							50	—	—	50
Issuance of common stock under the employee share purchase plan			274,411	—	193	—	—	—	—	193
Exercise of stock options			143,872	—	43	—	—	—	—	43
Purchase of own shares			(412,486)	—	—	$(405)				(405)
At December 31, 2002			35,125,996	$10	$214,727	$(405)	$(130)	$1,562	$(137,664)	$78,100
Comprehensive Loss:
Net loss					—	—	—	—	(29,455)	(29,455)
Other Comprehensive Income:
Movement in the fair value of cash flow hedges
Unrealized gains on foreign currency cash flow hedges					—	—	—	1,952	—
Less: reclassification of adjustment for gains realized in net income					—	—	—	(1,675)	—
								277		277
Comprehensive loss					—	—	—	—	—	(29,178)
Issuance of common stock under the employee share purchase plan			531,164	1	369	—	—	—	—	370
Exercise of stock options			244,765	—	112	—	—	—	—	112
Purchase of own shares			(422,074)	—	—	(392)	—	—	—	(392)
At December 31, 2003	—	—	35,479,851	$11	$215,209	$(797)	$(130)	$1,839	$(167,119)	$49,013
Comprehensive Loss:
Net loss					—	—	—	—	(9,975)	(9,975)
Other Comprehensive Income:
Movement in the fair value of cash flow hedges
Unrealized gains on foreign currency cash flow hedges					—	—	—	590	—
Less: reclassification of adjustment for gains realized in net income					—	—	—	(2,011)	—
								(1,421)		(1,421)
Comprehensive loss					—	—	—	—	—	(11,396)
Decrease in notes receivable							43			43
Issuance of Series A Preferred shares	73,000	—			29,132					29,132
Issuance of common stock under the employee share purchase plan			211,754	—	373	—	—	—	—	373
Exercise of stock options			1,118,462	—	1,577	—	—	—	—	1,577
Sale of own shares			834,560	—	3,626	797	—	—	—	4,423
At December 31, 2004	73,000	—	37,644,627	$11	$249,917	—	$(87)	$418	$(177,094)	$73,165

The accompanying notes are an integral part of these financial statements

AIRSPAN NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,138)	$(29,455)	$(9,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,314	2,701	2,546
Gain on settlement of long-term debt	—	(125)	—
Loss on sale of property, plant and equipment	137	—	136
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	9,840	1,819	(8,743)
(Increase)/decrease in inventories	(2,039)	7,962	10,077
Decrease/(increase) in other current assets	2,635	112	(2,541)
Increase/(decrease) in accounts payable	1,088	(16)	16,864
Increase/(decrease) in deferred revenue	132	101	(362)
Decrease in customer advances	—	—	(10,280)
Increase/(decrease) in other accrued expenses	108	(674)	1,583
Increase in non current assets	—	(78)	(233)
Net cash used in operating activities	(12,923)	(17,653)	(928)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,111)	(1,791)	(2,151)
Purchase of investment securities	(5,984)	—	—
Proceeds from sale of investments securities	17,550	5,074	—
Cost of acquisitions, net of cash acquired	(1,920)	1,855	—
Net cash provided/(used) in investing activities	8,535	5,138	(2,151)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	193	369	373
Net proceeds from issuance of preferred stock	—	—	29,132
Purchase of treasury stock	(405)	(392)	—
Sale of treasury stock	—	—	4,423
Payment on long-term debt, including capital lease obligations	(90)	(2,375)	—
Exercise of stock options	43	114	1,577
Decrease in notes receivable from stockholders	50	—	43
Restricted cash movement	(856)	558	(99)
Net cash (used)/provided by financing activities	(1,065)	(1,726)	35,449
(Decrease)/increase in cash and cash equivalents	(5,453)	(14,241)	32,370
Cash and cash equivalents, beginning of period	53,620	48,167	33,926
Cash and cash equivalents, end of period	$48,167	$33,926	$66,296
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$161	$26	$—
Income taxes paid	$2	$5	$23

The accompanying notes are an integral part of these financial statements

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

1. THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company is a global supplier of broadband fixed wireless access equipment that allows communications service providers, internet service providers and other telecommunications users such as utilities and enterprises to cost effectively deliver high-speed data and voice services using radio frequencies rather than wires. The Company’s systems are based on a number of digital wireless techniques, that can be deployed rapidly and cost effectively, providing an alternative or complement to traditional cellular, copper wire, cable, or fiber-optic communications access networks. The Company’s products also include software tools that optimize geographic coverage and provide ongoing network management. To facilitate the deployment and operation of its systems, the Company also offers network installation, training and support services. The Company’s main operations are in Uxbridge, United Kingdom, and Airport City, Israel, with corporate headquarters in Boca Raton, Florida, U.S.A.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant inter-company transactions and balances are eliminated on consolidation.

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

Accounts receivable and long term accounts receivable

Accounts receivable and long term accounts receivable represent receivables from customers in the ordinary course of business. These are recorded at the invoiced amount and do not bear interest. Receivables are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. The Company regularly analyzes its customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company records a specific reserve to reduce the related receivable to the amount it reasonably believes to be collectible. The Company records reserves for bad debt based on a variety of factors, including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. At December 31, 2004 and 2003, the allowance for doubtful accounts was $2.8 million and $5.2 million, respectively.

Fair value of financial instruments

The financial instruments of the Company consist mainly of cash and cash equivalents, restricted cash, accounts receivable, long term accounts receivable, accounts payable, promissory notes, foreign currency forward contracts and foreign currency options. The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other techniques, which are significantly affected by assumptions used concerning the amount and timing of, estimated future cash flows and discount rates, which reflect varying degrees of risk. Specifically, the fair value of the foreign currency forward contracts reflects the present value of the potential gain or loss if settlement were to take place on December 31, 2004. Accordingly, although the carrying amount of all financial instruments approximates fair value at December 31, 2004 and 2003 they are not necessarily indicative of the amounts that the Company could realize in a current market exchange in the future.

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

Our foreign exchange option contracts are designated as hedging the exposure to changes in the fair value of a recognized asset and the gain or loss is recognized in income in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. There were no outstanding option contracts at December 31, 2004.

Our foreign exchange forward contracts are designated as hedging the exposure to variable cash flows of a forecasted transaction. The foreign exchange contracts are revalued at the end of each period using current market exchange rates. The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the forecast transaction affects earnings. Any ineffective portion of the derivatives gain or loss is reported in interest and other income as it arises. In the years 2003 and 2004 there were no ineffective portions. Our cash flow hedges are being used to manage our pound sterling foreign currency risk, primarily on our U.K. based employee salaries and other U.K. expenses. Our U.K. salaries and expenses are accounted for each month and therefore reclassification into earnings from comprehensive income will occur every month. At December 31, 2004 there were three monthly contracts outstanding to purchase a total of 2.5 million pounds sterling up until March 2005. At December 31, 2004 these were valued at $418 and are reported in prepaid expenses and other current assets in the balance sheet.

During 2004 the Company recorded, after reclassification of amounts into net income, a net unrealized loss in other comprehensive income of $1,421. During 2003 and 2002 the Company recorded, after reclassification of amounts into net income, a net unrealized gain in other comprehensive income of $227 and $1,104, respectively, related to derivatives that were designated as cash flow hedging instruments. The tax effects of comprehensive income or loss were not considered material for the years ended December 31, 2002, 2003 and 2004. Based on the exchange rate at December 31, 2004, the Company would expect to reclassify as gains to earnings during the next twelve months $418 from other comprehensive income.

Realized gains and losses arising from fair value and cash flow hedges are reported in interest and other income.

The foreign exchange forward contracts hedge our U.K. expenses through March 2005.

The total forward purchases of pounds sterling for the year ended December 31, 2004, was £8.1 million, and we paid expenses in local currency of approximately £15.5 million over the same period. As the hedge contracts are smaller than the hedged item they are recorded as being 100% effective.

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

Leasehold improvements — over the minimum lease term

Plant, machinery and equipment — over 2 to 5 years

Furniture and fixtures — over 4 to 5 years

Identifiable intangible assets

Intangible assets other than goodwill are amortized using the straight-line method over their estimated period of benefit, ranging from one to five years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. All of the Company’s intangible assets other than goodwill are subject to amortization. At least annually, the Company tests its identified intangible assets for impairment. In addition, the Company also tests such intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of identified intangible assets may not be recoverable. No impairment expense was recognized in 2004, 2003 or 2002.

Goodwill arising on business combinations

Beginning in 2002 with the adoption of Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized, but is instead tested for impairment at least annually. Prior to 2002, goodwill was amortized using the straight-line method over its estimated period of benefit. At least annually, the Company tests its goodwill for impairment. In addition, the Company also tests its goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. No impairment expense was recognized in 2004, 2003 or 2002.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows. Estimates of expected future cash flows represent Management’s best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is determined by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. No impairment expense was recognized in 2002, 2003 or 2004.

Other non current assets.

Other non current assets represent the value of accumulated Israel severance pay funds.  Under Israel’s Severance Pay Law, Israel employees are entitled to one month of the employee's current salary, multiplied by the number of years of employment.  The Company’s liability for these employees is fully provided by monthly deposits with severance pay funds and by an accrual.  The value of these funds is recorded in other non current assets in the Company’s balance sheet and the liability is recorded in other accrued expense. The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israel's Severance Pay Law or labor agreements.

Israel severance pay expenses for the years ended December 31, 2002, 2003 and 2004, were $74, $211 and $260, respectively.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

Restricted cash

Restricted cash consists of cash pledged as collateral to secure the guarantees described in note 10 and cash held on behalf of employees to purchase Airspan stock under our Employee Share Purchase Plan.

	December 31, 2003	December 31, 2004
Bank Guarantees - with Landlords	$1,421	$1,488
- with Customers	15	14
Employee cash held under the Employee Share Purchase Plan	152	185
	$1,588	$1,687

Research and development

All research and development expenditures are charged to research and development expense in the period incurred.

Revenue recognition

General

The Company recognizes revenue when all of the following conditions are met:

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

Revenue Arrangements that include Multiple Elements

In certain cases, the company enters into agreements with customers whereby it is obligated to deliver multiple products and/or multiple services (multiple elements). In these transactions, the Company allocates the total revenue to be earned under the arrangement among the various elements based on their relative fair value. Revenue for these transactions is recognized on each element when the revenue recognition criteria have been met for that element. Revenue is recognized for delivered products and services only if: (i) the above Product Revenue or Service Revenue criteria are met; (ii) undelivered products or services are not essential to the functionality of the delivered elements, (iii) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; and (iv) the fair value for each of the undelivered elements is known.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

Contingencies

Guarantees

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial condition.

Warranty

The Company provides a limited warranty for periods, usually ranging from twelve to twenty-four months, to all purchasers of its new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and is amortized over the warranty period. Management believes that the amounts provided for are sufficient for all future warranty cost on equipment sold through December 31, 2004 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in the Company’s product warranty liabilities was as follows for the year ended December 31, 2004.

	Balance at beginning of period	Accrual for warranties issued during the period	Accruals related to pre-existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period
Year ended December 31, 2004
Product warranty liability	$652	$1,003	$(299)	$(752)	$604

Other guarantees

The Company had delivered to its landlords and customers bank guarantees aggregating to $1,435 at December 31, 2003 and $1,502 as at December 31, 2004. The foregoing figures represent the maximum potential amount of future payments the Company could be required to make under these guarantees. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. These pledges have been classified as restricted cash. The Company has not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote. These guarantees will all expire before the end of 2010 with the majority expiring in the fourth quarter of 2010.

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

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but allowed the Section 11 claim to proceed. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions. In her Opinion, Judge Scheindlin noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Judge Scheindlin determined that the class period for Section 11 claims is the period between the IPO and the date that unregistered shares entered the market. Judge Scheindlin also ruled that a proper class representative of a Section 11 class must (1) have purchased shares during the appropriate class period; and (2) have either sold the shares at a price below the offering price or held the shares until the time of suit. In two of the six cases, the class representatives did not meet the above criteria and therefore, the Section 11 cases were not certified. Plaintiffs have not yet moved to certify a class in the Airspan case.

Airspan has approved a settlement agreement and related agreements which set forth the terms of a settlement between Airspan, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. Airspan would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Airspan to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Airspan. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Airspan’s insurance carriers should arise, Airspan’s maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Judge Scheindlin ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. There will be a conference with Judge Scheindlin on March 18, 2005 to discuss the status of the revised settlement agreement. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the parties to the settlement will be able to agree to a revised settlement agreement consistent with the court’s opinion, or that the court will grant final approval to the settlement to the extent the parties reach agreement. If the settlement agreement is not approved and Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

Shipping and handling costs

Shipping and handling costs are included within cost of sales.

Foreign currency transactions

The functional currency of all compaies in the group is the U.S. dollar. Transactions in currencies other than U.S. dollars are converted at the monthly average exchange rate in effect on the date of the transactions.

Monetary assets and liabilities denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rate of exchange on the balance sheet date. Transactional gains and losses arising from transactions not denominated in U.S. dollars are recognized in the consolidated statement of operations as other income or expense. The net value of exchange gains and losses during the year ended December 31, 2004 was $2.6 million of which $2.2 million related to the reclassification of our forward exchange contracts gains from part of other comprehensive income into part of net loss.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

Advertising costs

Advertising costs are expensed at the time the promotion is held or the advertisement is first aired. Advertising expenses amounted to $287 in 2004, $379 in 2003 and $625 in 2002. There were $29 prepaid advertising expenditures at December 31, 2004 and $0 at December 31, 2003.

Comprehensive Income

The Company reports comprehensive income or loss in accordance with the provisions of Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Tax effects of other comprehensive income or loss are not considered material for any period. The Companies only source of other comprehensive income is from its foreigh exchange forward contracts.

Pension, post retirement and post employment benefits.

The Company contributes to a defined contribution pension plan for all eligible employees The Company recorded pension expense of $801, $1,193 and $1,230 in, 2002, 2003 and 2004, respectively. The increase in pension expenses between 2002 and 2003 and between 2003 and 2004 related primarily to the Company’s employment of additional staff as a result of its acquisition of Airspan Israel at the beginning of the fourth quarter of 2002 and Proximity at the end of the fourth quarter 2003.

Concentration of credit risk

Financial instruments, which potentially subject Airspan to concentration of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Airspan places its cash and cash equivalents only in highly rated financial instruments. Airspan’s accounts receivable are derived from sales of fixed wireless access products and approximately 89%, 97% and 97% of product sales were to non-U.S. customers for the year ended December 31, 2002, 2003 and 2004 respectively. At December 31, 2004 one customer in Mexico accounted for $11.1 million of our accounts receivable balance. Airspan generally requires payment in advance or payment security in the form of an irrevocable letter of credit for the full amount of significant sales to be in place at the time of shipment, except in cases where credit risk is considered to be acceptable. Airspan’s top three customers accounted for 47.0% of revenue in 2002, 32.4% of revenue in 2003 and 74.6% of revenue in 2004.

Stock based compensation

At December 31, 2004 the Company has three stock-based employee compensation plans and one employee share purchase plan, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No.25 Accounting for Stock issued to Employees, and related interpretations and values stock based compensation via the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation.

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Net loss, as reported	$(28,138)	$(29,455)	$(9,975)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,111)	(1,928)	(2,149)
Pro forma net loss	$(29,249)	$(31,383)	$(12,124)
Earnings per share — basic and diluted:
Net loss per share	$(0.80)	$(0.84)	$(0.27)
Pro forma net loss per share	$(0.83)	$(0.89)	$(0.33)

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

The weighted average fair value of the options at their grant date was $0.52 during 2002, $1.74 during 2003 and $5.03 during 2004. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the assumptions used in the model:

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Risk-free interest rate	1.99%	2.10%	3.83%
Expected years until exercised	5	4	4
Expected dividend yield	—	—	—
Expected volatility	117%	109%	92%

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

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  Statement No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees and amends Statement No. 95, “Statement of Cash Flows”.  Under SFAS No. 123R, companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the income statement based on fair value of the instruments on the date they are granted (with certain exceptions).  The cost of the equity instruments is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The statement is effective in the first interim or annual reporting period beginning after June 15, 2005.

As the Company currently accounts for share based payments to employees in accordance with the intrinsic value method permitted under ABP Opinion No. 25, no compensation expense is recognized.  The adoption of SFAS No. 123R is expected to have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the amount of share based awards granted in future periods.  However, had we adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure above on “Stock based compensation”.

SFAS No. 123R provides two alternatives for adoption: (1) “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date and (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to reflect compensation cost calculated under SFAS No. 123 for pro forma amounts disclosure. The company plans to adopt SFAS No. 123R using the modified prospective method.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

2.   ACQUISITIONS

On December 23, 2003, the Company completed an agreement with Nortel Networks to acquire the fixed wireless access business of Nortel Networks known as “Proximity”. As part of the transaction, Airspan acquired Nortel Networks’ inventory relating to Proximity. The initial allocation of the purchase price was preliminary. During 2004 the Company revised its estimates of the fair values allocated to certain assets and liabilities acquired in the Proximity transaction. Given the availability of more accurate information relating to the acquired Proximity inventory, the Company increased its valuation of the acquired inventory by $4.7 million. The adjustments to the purchase price allocation gave rise to negative goodwill of $2.4 million which has been allocated, on a pro rata basis, against purchased long-term assets.

The following tables show the preliminary fair values along with the revisions made to this during the year.

Calculation of purchase price:

	Cash Consideration	Accrued costs	Revisions to original accrued costs	Total

Initial purchase price	$12,850	—	—	$12,850
Working capital adjustment	241	—	—	241
Acquisition costs	—	$800	$(41)	759
Total purchase price	$13,091	$800	$(41)	$13,850

Fair value adjustments:

	Preliminary Fair value Dec 31, 2003	Revisions to preliminary purchase price allocation/fair value adjustments	Allocation of negative goodwill	Final Fair value Dec 31, 2004

Cash	$14,946	—	—	$14,946
Inventory	8,550	$4,695	—	13,245
Prepaid expenses and other current assets	393	—	—	393
Property, plant and equipment, net	419	—	$(221)	198
Intangible assets, net:
Patents	1,500	—	(790)	710
Customer contracts	2,600	—	(1,362)	1,238
Accounts payable	(8)	—	—	(8)
Deferred revenue	(93)	—	—	(93)
Customer advances	(14,946)	—	—	(14,946)
Other accrued expenses	(1,817)	(16)	—	(1,833)
Goodwill	2,347	(4,720)	2,373	—
Total purchase price	$13,891	$(41)	$—	$13,850

3. TAXATION

The income tax benefit of $1,938 in the year ended 31 December 2004 related to tax credits accrued in respect of research and development expenditure in the UK in the period 1 January 2002 to 31 December 2004 of $2,094 offset by tax charges relating to local state and country income and franchise taxes of $156. In exchange for the research and development tax credits of $2,094 the Company forfeited $8,725 of losses in the UK, which equated to $2,618 of deferred tax assets. The income tax provision of $5 recorded in the year ended 31 December 2003 relates to a foreign branch of ACL. The income tax benefit of $2,862 in the year ended 31 December 2002 was for tax credits received in respect of research and development expenditure in the UK in the period 1 April 2000 to 31 December 2001.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

The loss before tax was $11,913 for the year ended 31 December 2004 of which $3,925 was attributable to domestic operations. The loss for the year ended 31 December 2003 attributable to domestic operations was $2,798 out of a total loss before tax of $29,450.

The Company did not record an income tax benefit for the remainder of the tax losses generated in any of the territories in which it operates because it has experienced operating losses since inception. At December 31, 2004 the Company had the following net operating loss carry-forwards:

Country	Net operating loss carry-forwards	Expiry terms
U.K.	$125,500	Does not expire
U.S.	14,700	Expires in 17 to 20 years
Australia	3,700	Does not expire
Israel	27,800	Does not expire
Other	3,100	Does not expire

Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2003	December 31, 2004
Net operating loss carry-forwards	$44,130	$44,811
Accruals and reserves	774	1,038
Fixed assets	1,602	2,920
	46,506	48,769
Valuation allowance	(46,506)	(48,769)
	$—	$—

The net increase in valuation allowances during 2004 was $2,263.

The following is a reconciliation of income taxes, calculated at the US federal income tax rate, to the income tax benefit included in the accompanying consolidated statements of operation for each of the three years:

	December 31, 2002	December 31, 2003	December 31, 2004
Income tax at U.S. rates	$10,540	$10,013	$4,051
Difference between U.S. rate and rates applicable to subsidiaries in other jurisdictions	(851)	(1,792)	(753)
Difference between U.S. rate and rate applicable to U.K. R&D tax credits	(1,130)	—	(872)
Expenditure not deductible for tax purposes	(84)	(54)	(83)
Valuation allowance on tax benefits	(8,475)	(8,172)	(2,499)
U.K. R&D tax credits	2,862	—	2,094
Income tax benefit/(provision)	$2,862	$(5)	$1,938

Since the Company’s utilization of these deferred tax assets is dependent on future profits, a valuation allowance equal to the net deferred tax assets has been provided following the criteria under SFAS 109 as it is considered more likely than not that such assets will not be realized.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

4. PROPERTY, PLANT AND EQUIPMENT
	December 31, 2003	December 31, 2004
Plant, machinery and equipment	$15,920	$13,714
Furniture and fixtures	705	611
Leasehold improvements	3,001	3,464
	19,626	17,789
Accumulated depreciation	(15,861)	(14,082)
	$3,735	$3,707

Depreciation expense totaled, $3,270 for the year ended December 31, 2002, $3,515 for the year ended December 31, 2003 and $1,806 for year ended December 31, 2004.

5. GOODWILL AND INTANGIBLES

On January 1, 2002, FAS 142, “Goodwill and Other Intangible Assets”, was implemented and as a result the Company ceased to amortize approximately $0.8 million of goodwill. The Company performed an initial impairment as of January 1, 2002 and its annual impairment review during the fourth quarter of 2002, 2003 and 2004. The carrying value of goodwill has been compared to its implied fair value by using the expected present value of future cash flows. No impairment of goodwill was recorded during the years ended December 31, 2002, 2003 and 2004.

	December 31, 2003	December 31, 2004
Goodwill	$3,136	$789

	December 31, 2003 gross carrying amount	Accumulated amortization	Net	December 31, 2004 gross carrying amount	Accumulated amortization	Net	Weighted average amortization period in years
Intangibles
Customer contracts	$4,691	$(2,091)	$2,600	$1,240	$(366)	$874	4.00
Patent/developed technology	4,181	(2,226)	1,954	1,371	(573)	798	2.73
	$8,872	$(4,317)	$4,554	$2,611	$(939)	$1,672	3.27

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

Intangible assets were acquired as part of the acquisition of the Proximity business from Nortel Networks on December 23, 2003. During 2004 revisions were made to the fair values of the purchase price allocation resulting in revisions to the values of intangible assets (See Note 2). As a result of the revision to the fair values of the purchase price allocation, the amount attributed to goodwill of $2,347 at December 31, 2003 was reduced to $0 as at December 31, 2004.

During 2004 and 2003 there were no unamortized intangible assets other than goodwill.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

The estimated amortization expense for intangibles over the next five years is as follows:

For the year ended December 31,
2005	$510
2006	470
2007	346
2008	346
2009	—

The changes in the gross carrying value of goodwill for the year ended December 31, 2004, are as follows

Goodwill

Balance as of January 1, 2004	$3,136
Fair value adjustment on the Proximity acquisition	(2,347)
Balance as of December 31, 2004	$789

Amortization of intangible assets amounted to $44 for the year ended December 31, 2002, $172 for the year ended December 31, 2003 and $723 for the year ended December 31, 2004.

6. INVENTORY

Inventory consists of the following:
	December 31, 2003	December 31, 2004
Purchased parts and materials	$10,688	$4,419
Work in progress	1,084	1,214
Finished goods and consumables	6,443	7,201
	$18,215	$12,834

7. ACCOUNTS RECEIVABLE

Accounts receivable consists of:

	December 31, 2003	December 31, 2004
Amounts due within one year	$17,716	$23,761
Allowance for doubtful debts	(5,207)	(2,814)
	$12,509	$20,947

8. OTHER ACCRUED EXPENSES
	December 31, 2003	December 31, 2004
Warranty	$652	$604
Restructuring	1,539	660
Acquisition costs	549	—
Other	7,260	10,084
	$10,000	$11,349

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

9. ACCRUED RESTRUCTURING CHARGES

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

In the fourth quarter of 2002 the decision was made to completely outsource all our manufacturing. As a result we recorded a $975 restructuring charge for the closure of our Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $368 was recognized as restructuring in the income statement in the fourth quarter of 2003 as the Company reassessed the ability to sublease the Riverside facility. All cash outflows arising from this will be made by the end of 2006.

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

During the first quarter of 2004 the Company revised its original restructuring programs and initiated a new program to further reduce operating expenses. This program was completed by the end of the third quarter of 2004. The total cost incurred for this restructuring program was $413 related to termination costs for 21 employees. All of these employees had left the Company by December 31, 2004.

In conjunction with the purchase of the Proximity business the Company implemented its plan to relocate the Proximity business from Maidenhead, England and Sunrise, Florida to the Company’s facilities in Uxbridge, England and Boca Raton, Florida. The Company recorded acquisition-related restructuring charges of $520, in the fourth quarter of 2003, in connection with the relocation of the Proximity business. The estimated relocation costs were reduced during 2004 to $181. The adjustment formed part of the revised fair value adjustments of the Proximity acquisition. This relocation plan was completed by December 31, 2004.

The Company recorded significant acquisition-related restructuring charges in connection with the relocation of the Proximity business.

	Accrued at acquisition	Paid in 2004	Revision to preliminary fair value adjustments	Accrued at December 31, 2004
Office closure — other associated costs	$520	$(181)	$(339)	$—

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

The restructuring charges and their utilization are summarized as follows:

	Balance at beginning of period	Restructuring charge	Accrued on acquisition	Utilized	Balance at end of period

Year ended December 31, 2004
One-time termination benefits	$—	$413	—	$(413)	$—
Contract termination costs	947	—	—	(348)	599
Other associated costs	592	—	$(339)	(192)	61
	$1,539	$413	$(339)	$(953)	$660
Year ended December 31, 2003
One-time termination benefits	$79	$342	—	$(421)	$—
Contract termination costs	825	397	—	(275)	947
Other associated costs	150	11	$520	(89)	592
	$1,054	$750	$520	$(785)	$1,539
Year ended December 31, 2002
Facility related	$307	$1,142	—	$(474)	$975
Severance and other	234	278	—	(433)	79
	$541	$1,420	—	$(907)	$1,054

Included in the 2002 restructuring charge was $100 for the write down of certain fixed assets used at tradeshows and the Riverside facility. All charges, other than the fixed asset write-downs, have or will result in direct cash outlays.

10. COMMITMENTS

Airspan has capital commitments of $31 and $123 for the acquisition of property, plant and equipment at December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company had commitments with its main sub contract manufacturers under various purchase order and forecast arrangements, to a value of $21,147and $8,105 at December 31, 2003. All capital commitments and commitments with sub contract manufacturers existing at December 31, 2004 will be realized during 2005.

Airspan Networks Inc. has entered into various operating lease agreements, primarily for office space, warehouse space and vehicles. Rent expense was $1,915 for the year ended December 31, 2002, $1,844 for the year ended December 31, 2003 and $1,965 for the year ended December 31, 2004.

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year as of December 31, 2004 are as follows:

As at December 31,
2005	$1,781
2006	1,396
2007	1,184
2008	1,126
2009	824
Thereafter	186
$6,497

The Company had bank guarantees with its landlords and a customer totaling $1,435 at December 31, 2003 and $1,502 at December 31, 2004. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. These pledges have been classified as restricted cash.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

11. SEGMENTS

As a developer and supplier of fixed wireless communications access systems and solutions, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. In 2004, the majority of the Company’s revenue was generated from products manufactured in the United Kingdom, Mexico and Israel, with additional revenue generated from sales of an original equipment manufacturer’s ("OEM") products.

An analysis of revenue by geographical market is given below:

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
United States	$2,918	$930	$3,027
Asia Pacific
Indonesia	1,390	1,921	1,599
Japan	2,661	180	559
New Zealand	516	5,498	769
The rest of Asia Pacific	1,665	3,391	5,156
Europe	2,892	5,879	11,191
Africa and Middle East
Lesotho	5,661	266	218
Nigeria	2,939	2,827	524
The rest of Africa and Middle East	4,104	5,212	1,117
South and Central America & Caribbean
Mexico	—	—	66,317
The rest of South and Central America & Caribbean	1,700	4,547	4,170
	$25,930	$30,651	$94,647

In 2004, the Company received 72.8% of goods for resale from two suppliers, Solectron International Distribution Inc and Solectron Scotland Ltd. In 2003, the Company received 79% of goods for resale from two suppliers, Flextronics International and Solectron Scotland Ltd. In 2002, the Company received 70% of goods for resale from three suppliers, Flextronics International and Universal Scientific Industrial Co and Solectron Scotland Ltd.

During the year ended December 31, 2004 net loss before income tax was $11,913. The net loss before income taxes that related to operations in the United States was $3,925 and that from foreign operations was $7,988. During the same period the net loss was $9,975 of which a net loss of $5,913 arose from foreign operations

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

For the year ended December 31, 2002 the Company had two customers whose revenue was greater than 10% of the year’s total. During the year ended December 31, 2003 the Company had one customer, accounting for 18% of revenue, with revenue greater than 10% of total revenue for the year. For the year ended December 31, 2004 the Company had one customer whose revenue was greater than 10% of the year’s total and such customer’s revenue accounted for 70% of the year’s total.

	December 31, 2003	December 31, 2004
Long-lived assets:
Property, plant and equipment, net:
United States	$104	$97
United Kingdom and Ireland	3,209	2,977
Israel	289	518
Rest of the world	134	115
	3,736	3,707
Goodwill and Intangible assets, net:
United States	789	789
Mexico	2,600	874
United Kingdom and Ireland	3,847	509
Israel	454	289
	7,690	2,461
Other non current assets and long term accounts receivable:
United States	—	—
United Kingdom and Ireland	—	305
Israel	983	1,216
	983	1,521
Total long-lived assets	$12,409	$7,689

Total assets, net:
United States	$28,216	$55,703
United Kingdom and Ireland	44,212	39,088
Mexico	3,915	12,008
Israel	6,353	7,624
Rest of the world	577	775
	$83,272	$115,198

12. STOCK OPTIONS AND COMMON STOCK

On February 1, 1998, the Board of Directors authorized the establishment of a non-qualified employee stock options plan whereby the Company may grant employees stock options to purchase up to 2,791,667 shares of common stock. Under subsequent amendments to the 1998 plan the Board of Directors approved an increase in the number of shares of common stock reserved under the plan from 2,791,667 to 4,591,667 in May 2000 and from 4,591,667 to 6,091,667 in February 2001. The 1998 Plan provides for the grant to our employees (including officers and employee directors) of “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986 and for the grant of non-statutory stock options to our employees, officers, directors, and consultants.

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

On January 30, 2004 the Board of Directors authorized the establishment of the 2004 omnibus equity compensation plan. The 2004 plan is designed for the benefit of the directors, executives and key employees of the Company (i) to attract and retain for the Company personnel of exceptional ability; (ii) to motivate such personnel through added incentives to make a maximum contribution to greater profitability; (iii) to develop and maintain a highly competent management team; and (iv) to be competitive with other companies with respect to executive compensation. Awards under the 2004 plan may be made to Participants in the form of (i) Incentive Stock Options; (ii) Nonqualified Stock Options; (iii) Stock Appreciation Rights; (iv) Restricted Stock; (v) Deferred Stock; (vi) Stock Awards; (vii) Performance Shares; (viii) Other Stock-Based Awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under this Plan and the law. The number of shares reserved under this plan is 5,000,000.

Under the 1998, 2001 2003 and 2004 plans, the Compensation Committee is authorized to establish the terms of stock options. Under the 1998 plan, the exercise price of all incentive stock options must be at least equal to the fair market value of our common stock on the date of the grant and the exercise price of all non-statutory options may be equal to, more than, or less than 100% of the fair market value of our common stock on the date of the grant. Under the 2001, 2003 and 2004 plans, the exercise price of each option may be equal to, more than, or less than 100% of fair market value of our common stock on the date of the grant. Employee stock options granted under all the plans generally vest over a four-year period and expire on the tenth anniversary of their issuance. The total number of options granted to employees under the plans was 1,841,792 in 2002, 277,800 in 2003 and 616,450 in 2004.

Under the plans described above, the Company also granted non-qualified common stock options to directors under various discrete option agreements. The number of non-qualified options granted to directors was 275,000, 120,000 and 125,000 in 2002, 2003 and 2004, respectively.

The Company has a full recourse note receivable from a director relating to the exercise of stock options in the amount of $130 outstanding at December 31, 2003 and $87 outstanding at December 31, 2004. Such options may be exercised for the issuance of restricted stock to the extent such options are not vested. Restrictions on such stock would lapse over the same four-year vesting schedule as the underlying option. In the event of termination, the Company has a repurchase right determined at the original exercise price.

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

At December 31, 2004 the Company had reserved 4,362,194 of its Common Stock for purchase upon exercise of options to be granted in the future.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

The following table sets forth the activity for all common stock options:

	Number of Shares	Weighted average exercise price
Outstanding, January 1, 2002	4,954,346	$5.47
Granted	2,116,792	0.64
Forfeited	(1,450,313)	9.53
Exercised	(143,872)	0.30
Outstanding, December 31, 2002	5,476,953	$2.67
Granted	397,800	2.30
Forfeited	(139,041)	2.25
Exercised	(244,765)	0.53
Outstanding, December 31, 2003	5,490,947	$2.74
Granted	741,450	5.03
Forfeited	(119,315)	3.43
Exercised	(1,118,462)	1.40
Outstanding, December 31, 2004	4,994,620	$3.37

The following table sets forth stock options outstanding at December 31, 2004:

	Outstanding options	Weighted average		Exercisable options	Weighted average
	Number	Exercise price	Remaining contractual life in years	Number	Exercise price
Exercise Price ranges
$0.30	131,802	$0.30	3.12	131,795	$0.30
0.45-0.49	946,527	0.46	7.74	362,600	0.46
0.54-1.039	333,722	0.87	6.41	297,652	0.88
1.09-1.85	590,906	1.83	6.84	473,698	1.83
1.94-3.02	804,882	2.60	7.35	564,525	2.60
3.14-4.38	886,616	4.26	6.49	738,127	4.25
4.55-5.08	498,050	5.08	9.39	0	0.00
5.19-6.18	532,449	5.97	6.53	235,082	5.99
7.50-9.60	99,666	8.52	5.31	99,665	8.52
15.00	170,000	15.00	5.58	170,000	15.00
Total	4,994,620	$3.37	7.05	3,073,144	$3.50

In 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“ESPP”), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. On August 1, 2002, the Company issued 274,411 shares at $0.697 per share to employees participating in the ESPP. On August 1, 2003, the Company issued 531,164 shares at $0.697 per share to employees participating in the ESPP. On January 30, 2004 the Board of Directors authorized an increase to 3,000,000 shares from 1,000,000 shares of common stock reserved for issuance under the ESPP. On August 1, 2004, the Company issued 211,754 shares at $1.76 per share to employees participating in the ESPP. As of December 31, 2004, there were 1,825,577 shares of common stock reserved for issuance under the ESPP. Further offerings shall commence on each subsequent August 1 and shall last for a period of one year, and the final offering under this Plan shall commence on August 1, 2008 and terminate on July 31, 2009.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

The following table summarizes the total number of shares of common stock that were reserved for issuance as of December 31, 2004:

Plan reserved under	Number of options
2000 Employee Stock Purchase Plan	1,825,577
1998, 2001, 2003 and 2004 Stock Option plans: — options still to be granted	4,362,194
— options outstanding	4,994,620
11,182,391

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Numerator:
Net loss	$(28,138)	$(29,455)	$(9,975)
Denominator:
Weighted average common shares outstanding	35,263,564	35,073,315	36,441,932
Less weighted average shares of restricted stock	(4,919)	—	—
Denominator for basic and diluted calculations	35,258,645	35,073,315	36,441,932
Earnings per share — basic and diluted:
Net loss per share — basic and diluted:	$(0.80)	$(0.84)	$(0.27)

There were 5,476,953 stock options and 83,333 Common stock warrants outstanding at December 31, 2002 and 5,490,947 stock options and no common stock warrants outstanding at December 31, 2003 and 4,994,620 stock options and no common stock warrants outstanding at December 31, 2004 that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method for stock options and warrants. The convertible preferred stock referred to in Note 14 was also excluded from the computation of diluted net loss per share as its effect was antidiultive.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

14. CONVERTIBLE PREFERRED STOCK

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

15. RELATED PARTY TRANSACTIONS

On April 27, 1999, Mr. Stonestrom, the Company’s President and Chief Executive Officer, incurred $130 of indebtedness to the Company in connection with the purchase of five hundred thousand shares of the Company’s common stock. During the year 2004, Mr Stonestrom repaid $43 leaving indebtedness at December 31, 2004 of $87. No interest is due on the debt.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table represents the Company’s consolidated results for each of the most recent eight quarters up to and including the quarter ending December 31, 2004. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements. In the opinion of management, all necessary material adjustments have been included to present fairly the unaudited quarterly results when read in conjunction with the Company’s audited financial statements and related notes.

	Quarter Ended
	Mar. 30, 2003	June 29, 2003	Sept. 28, 2003	Dec. 31, 2003	Apr. 4, 2004	July 4, 2004	Oct. 3, 2004	Dec. 31, 2004
	($ in thousands, except per share data)
Consolidated statement of operations data:
Revenue	$7,811	$7,524	$6,293	$9,023	$12,420	$18,252	$26,452	$37,523
Cost of revenue	5,253	5,704	5,656	6,332	8,693	12,182	18,294	26,975
Inventory provision	—	4,398	—	348	—	—	1,099	—
Gross profit /(loss)	2,558	(2,578)	637	2,343	3,727	6,070	7,059	10,548
Operating expenses:
Research and development	3,719	3,670	3,413	3,593	5,046	4,743	4,495	4,510
Sales and marketing	2,604	2,656	2,269	2,860	2,560	2,752	2,782	2,919
Bad debt reserve	—	—	—	946	—	300	249	—
General and administration	2,386	2,252	2,037	2,066	2,051	2,828	3,342	2,821
Amortization of intangibles	43	44	44	41	246	158	175	144
Restructuring provision	—	273	46	431	—	397	16	—
Total operating expense	8,752	8,895	7,809	9,937	9,903	11,178	11,059	10,394
(Loss) /profit from operations	(6,194)	(11,473)	(7,172)	(7,594)	(6,176)	(5,108)	(4,000)	154
Other income/(expense):
Interest expense	(38)	—	—	—	—	—	—	—
Interest and other income	645	1,070	385	921	807	686	591	1,133
(Loss) /profit before income taxes	(5,587)	(10,403)	(6,787)	(6,673)	(5,369)	(4,422)	(3,409)	1,287
Income tax (charge)/credit	—	(4)	—	(1)	(16)	14	(48)	1,988
Net (loss)/profit	$(5,587)	$(10,407)	$(6,787)	$(6,674)	$(5,385)	$(4,408)	$(3,457)	$3,275
Net (loss)/profit per share basic	$(0.16)	$(0.30)	$(0.19)	$(0.19)	$(0.15)	$(0.12)	$(0.09)	$0.09
Net (loss)/profit per share diluted	$(0.16)	$(0.30)	$(0.19)	$(0.19)	$(0.15)	$(0.12)	$(0.09)	$0.07

Financial Statement Schedules

Schedule II
	Airspan Networks Inc. Valuation and Qualifying Accounts
		Additions		Deductions
	Balance at beginning of period	Charged to expenses	Written back to provision	Credit to expenses	Charged against provision	Balance at end of period
	(in thousands of U.S. Dollars)
Allowance for doubtful debts:
Year ended December 31, 2004	$5,207	$985	$—	$(436)	$(2,942)	$2,814
Year ended December 31, 2003	4,531	1,212	—	(266)	(270)	5,207
Year ended December 31, 2002	2,601	3,794	150	(114)	(1,900)	4,531

II-1