Form 10-Q/A
period 2004-10-03
AIRSPAN NETWORKS INC
filed 2005-04-27
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Number of shares outstanding of the registrant’s common stock as of April 15, 2005: 38,000,253

This amendment on Form 10-Q/A reflects the restatement of the consolidated financial statements of Airspan Networks Inc., as discussed in Item 2 Managements Discussion and Analysis and the note "restatement" to the condensed consolidated financial statements. Management of the Company identified a material weakness in the Company's internal control over financial reporting, as discussed in Item 4 and have reissued their assessment of the effectiveness of the Company's internal control over financial reporting.

All of the information in this Form 10-Q/A is as of November 17, 2004, the filing date of the original Form 10-Q for the quarter ended October 3, 2004, and has not been updated for events subsequent to that date other than for the matter discussed above.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share and per share data)

	December 31, 2003 (1)	October 3, 2004
		(unaudited)
ASSETS		Restated
Current Assets
Cash and cash equivalents	$33,926	$51,936
Restricted cash	1,588	16,430
Accounts receivable, less allowance for doubtful accounts of $5,207 at December 31, 2003 and $3,288 at October 3, 2004	12,509	12,705
Unbilled accounts receivable	54	92
Inventory	18,215	12,462
Prepaid expenses and other current assets	4,570	6,756
Total Current Assets	70,862	100,381
Property, plant and equipment, net	3,736	4,036
Goodwill	3,136	789
Intangible assets, net	4,554	2,421
Long term accounts receivable	-	305
Other non-current assets	984	1,119
Total Assets	$83,272	$109,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,751	$14,476
Accrued taxes	449	462
Deferred revenue	989	1,061
Customer advances	15,070	18,679
Other accrued expenses	10,000	9,424
Total Current Liabilities	34,259	44,102
Stockholders’ Equity
Preferred stock, $0.0001 par value; 0 shares authorized at December 31, 2003 and 74,200 shares authorized at October 3, 2004: 0 issued at December 31, 2003 and 73,000 issued at October 3, 2004	-	-
Common stock, $0.0003 par value; 50,000,000 shares authorized at December 31, 2003 and 100,000,000 shares authorized at October 3, 2004: 36,314,410 issued at December 31, 2003 and 37,393,270 issued at October 3, 2004	11	11
Note receivable - stockholder	(130)	(87)
Additional paid in capital	215,209	256,054
Treasury stock: 834,560 shares held at December 31, 2003 and at October 3, 2004	(797)	(797)
Accumulated other comprehensive income	1,839	576
Accumulated deficit	(167,119)	(190,808)
Total Stockholders’ Equity	49,013	64,949
Total Liabilities and Stockholders’ Equity	$83,272	$109,051

 (1) Derived from audited financial statements
The accompanying notes are an integral part of these condensed financial statements

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except for share and per share data)

	Quarter Ended		Year-to-Date
	Sept. 28, 2003	October 3, 2004	Sept. 28, 2003	October 3, 2004
	(unaudited)		(unaudited)
	Restated		Restated
Revenue	$6,293	$26,452	$21,628	$57,124
Cost of revenue	(5,656)	(18,294)	(16,613)	(39,169)
Inventory provision	-	(1,099)	(4,398)	(1,099)
Gross profit	637	7,059	617	16,856
Operating expenses:
Research and development	3,413	4,495	10,802	14,284
Sales and marketing	2,269	2,782	7,529	8,094
Bad debt provision	-	249	-	549
General and administrative	2,037	3,342	6,675	8,221
Amortization of intangibles	44	175	131	579
Restructuring provision	46	16	319	413
Total operating expenses	7,809	11,059	25,456	32,140

Loss from operations	(7,172)	(4,000)	(24,839)	(15,284)
Interest expense	-	-	(38)	-
Interest and other income	385	591	2,100	2,084
Loss before income taxes	(6,787)	(3,409)	(22,777)	(13,200)

Income tax charge	-	48	4	50
Net loss	(6,787)	(3,457)	(22,781)	(13,250)
Deemed dividend associated with the beneficial conversion of preferred stock	-	(10,439)	-	(10,439)
Net loss attributable to common stockholders	$(6,787)	$(13,896)	$(22,781)	$(23,689)

Net loss attributable to common stockholders per share - basic and diluted	$(0.19)	$(0.38)	$(0.65)	$(0.65)

Weighted average shares outstanding- basic and diluted	35,144,080	36,439,662	34,952,376	36,169,249

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

This Form 10-Q/A has been restated to reflect a correction of  the Company’s accounting treatment of its September 13, 2004 sale of 73,000 shares of Series A Preferred Stock. As described further in “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Restatement” this Form 10-Q/A has been amended to reflect a $10.4 million, non cash, embedded beneficial conversion feature relating to the Series A Preferred Stock.

Except as otherwise expressly noted herein, this Form 10-Q/A does not reflect events occurring after the November 17, 2004 filing of our Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 in any way, except those required to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

The remaining Items required by Form 10-Q are not amended hereby and have been omitted. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.

While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

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

	Quarter Ended		Year-to-Date
	Sept 28, 2003	October 3, 2004	Sept. 28, 2003	October 3, 2004
	(unaudited)		(unaudited)
		Restated		Restated
Net loss attributable to common stockholders, as reported	$(6,787)	$(13,896)	$(22,781)	$(23,689)
Add back:
Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	-	-	-	-
Deduct:
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied to all awards	(575)	(556)	(1,717)	(1,553)
Pro forma net loss attributable to common stockholders	$(7,362)	$(14,452)	$(24,498)	$(25,242)
Net loss attributable to common stockholders share - basic and diluted	$(0.19)	$(0.38)	$(0.65)	$(0.65)
Pro forma net loss attributable to common stockholders per share- basic and diluted	$(0.21)	$(0.40)	$(0.70)	$(0.70)

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

AIRSPAN NETWORKS INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

An analysis of revenue by geographical market is given below:

	Quarter Ended		Year-to-Date
	Sept. 28, 2003	October 3, 2004	Sept. 28, 2003	October 3, 2004
	(unaudited)		(unaudited)
USA	$312	$647	$1,016	$2,132
Asia	2,291	2,312	9,560	5,219
Europe	1,056	2,752	2,457	7,258
Africa and the Middle East	1,537	651	6,082	1,644
Latin America and Caribbean	1,097	20,090	2,513	40,871
	$6,293	$26,452	$21,628	$57,124

COMPREHENSIVE LOSS

Total comprehensive loss was $6,560 for the quarter ended September 28, 2003 and $14,352 for the quarter ended October 3, 2004.

Components of Comprehensive Loss

	Quarter Ended		Year-to-Date
	Sept. 28, 2003	October 3, 2004	Sept. 28, 2003	October 3, 2004
	(unaudited)		(unaudited)
		Restated		Restated
Net loss attributable to common stockholders	$(6,787)	$(13,896)	$(22,781)	$(23,689)
Other comprehensive income / (loss):
Movement in the fair value of cash flow hedges
- unrealized (loss)/gain on foreign currency cash flow hedges	494	53	895	282
- reclassification of adjustment for gains realized in net income	(267)	(509)	(1,356)	(1,545)
Comprehensive loss	$(6,560)	$(14,352)	$(23,242)	$(24,952)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Net loss attributable to common stockholders per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase and retained by the Company as treasury stock. Shares associated with stock options and or common stock to be issued on the conversion of the Company’s Series A Preferred stock are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss attributable to common stockholders per share for the periods indicated.

	Quarter Ended		Year-to-Date
	Sept. 28, 2003	October 3, 2004	Sept. 28, 2003	October 3, 2004
	(unaudited)		(unaudited)
Numerator:		Restated		Restated
Net loss attributable to common stockholders	$(6,787)	$(13,896)	$(22,781)	$(23,689)
Denominator:
Weighted average common shares outstanding basic and diluted	35,144,080	36,439,662	34,952,376	36,169,249
Net loss attributable to common stockholders per share- basic and diluted	$(0.19)	$(0.38)	$(0.65)	$(0.65)

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

The fair value of the common stock on the commitment date was $5.43 per ordinary share. Each preferred share, purchased for $400.00, was convertible into 100 common shares, implying a common stock equivalent value (conversion price) on the commitment date of $4.00 per share. The intrinsic value of beneficial conversion feature of the 73,000 preferred shares on the commitment date was $10.4 million.

As a result of the discount to fair market value at the commitment date, the Company recognized the intrinsic value of the embedded beneficial conversion feature relating to the issuance of the Preferred Stock of $10.4 million as a deemed dividend to preferred stockholders. The Preferred Stock was immediately convertible to common stock on the date of issue and, as a result, the embedded beneficial conversion feature was immediately debited to Accumulated deficit in the third quarter 2004 reflected as a "deemed dividend to preferred stockholders associated with beneficial conversion of preferred stock” and credited to “Additional paid in capital”.

Pursuant to the Articles, holders of the Series A Preferred Stock may convert the stock into shares of the Company’s common stock at any time at the rate of 100 shares of common stock for each share of Series A Preferred Stock (the “Conversion Rate”). Holders of the Series A Preferred Stock are entitled to participate in dividends declared with respect to the common stock as if the Series A Preferred Stock was converted into the common stock. To the extent that the holders of the Series A Preferred Stock do not participate fully with other  Company stockholders with respect to dividends paid, the Conversion Rate may be appropriately adjusted upon the occurrence of any of the following events: (i) the Company’s payment of common stock dividends and distributions, (ii) common stock splits, subdivisions or combinations and (iii) reclassification, reorganization, change or conversion of the common stock. To the extent that the holders of the Series A Preferred Stock do not participate fully with other  Company stockholders with respect to dividends paid, the Conversion Rate may be appropriately adjusted upon the occurrence of any of the following events: (i) the Company’s payment of common stock dividends and distributions, (ii) common stock splits, subdivisions or combinations and (iii) reclassification, reorganization, change or conversion of the common stock.

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

RESTATEMENT

This Form 10-Q/A and the restated condensed consolidated financial statements included herein reflect a correction of the Company’s accounting and disclosure treatment of its September 13, 2004 issuance of 73,000 shares of Series A Preferred Stock and a restatement of the Company's third quarter earnings per share. This Form 10-Q/A amends the Company’s previously filed Form 10-Q for the period ended October 3, 2004 to reflect a $10.4 million, non cash, deemed dividend from the embedded beneficial conversion feature relating to the Series A Preferred Stock. In accordance with EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments and EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company has accounted for the embedded beneficial conversion as a deemed dividend to the preferred stockholders of $10.4 million and a credit to additional paid in capital. The deemed dividend is included in the net loss attributable to common stockholders and the per share amounts accordingly.

The effect on the Condensed Consolidated Balance Sheets

As a result of the restatement as at October 3, 2004, additional paid in capital increased from the previously reported $245.6 million to $256.1 million and the accumulated deficit increased from the previously reported $180.4 million to $190.8 million as a result of the deemed dividend to the preferred stockholders of $10.4 million.

The effect on the Condensed Consolidated Statements of Income

For the three months ended October 3, 2004 net loss attributable to common stockholders increased by $10.4 million (or $0.29 per share), for the deemed dividend to the preferred stockholders, from $3.5 million as previously reported (or $0.09 per share) to $13.9 million (or $0.38 per share). For the nine months ended October 3, 2004 net loss attributable to common stockholders increased by $10.4 million (or $0.28 per share), for the deemed dividend to the preferred stockholders, from $13.3 million as previously reported (or $0.37 per share) to $23.7 million (or $0.65 per share).

The impact of the restatement for the three month and nine month period ending October 3, 2004 is summarized as follows:

Impact Summary
	As originally reported	As restated	Change

	(In thousands, except for per share data)

Quarter ended October 3, 2004

Additional paid in capital	$245,615	$256,054	$10,439
Accumulated deficit	(180,369)	(190,808)	(10,439)
Deemed dividend associated with beneficial conversion of preferred stock	—	(10,439)	(10,439)
Net loss attributable to common stockholders	(3,457)	(13,896)	(10,439)
Net loss attributable to common stockholders per share	$(0.09)	$(0.38)	$(0.29)

Nine months ended October 3, 2004

Additional paid in capital	$245,615	$256,054	$10,439
Accumulated deficit	(180,369)	(190,808)	(10,439)
Deemed dividend associated with beneficial conversion of preferred stock	—	(10,439)	(10,439)
Net loss attributable to common stockholders	(13,250)	(23,689)	(10,439)
Net loss attributable to common stockholders per share	$(0.37)	$(0.65)	$(0.28)

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO. EXCEPT FOR HISTORICAL MATTERS CONTAINED HEREIN, STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q/A ARE FORWARD-LOOKING AND ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “TO”, “PLAN”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTEND”, “COULD”, “WOULD”, “ESTIMATE”, OR “CONTINUE” OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS AND OTHERS ARE CAUTIONED THAT A VARIETY OF FACTORS, INCLUDING CERTAIN RISKS, MAY AFFECT OUR BUSINESS AND CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. THESE RISK FACTORS INCLUDE, WITHOUT LIMITATION, (I) A SLOWDOWN OF EXPENDITURES BY COMMUNICATION SERVICE PROVIDERS; (II) INCREASED COMPETITION FROM ALTERNATIVE COMMUNICATION SYSTEMS; (III) THE FAILURE OF OUR EXISTING OR PROSPECTIVE CUSTOMERS TO PURCHASE PRODUCTS AS PROJECTED; (IV) OUR INABILITY TO SUCCESSFULLY IMPLEMENT COST REDUCTION OR CONTAINMENT PROGRAMS; (V) A LOSS OF ANY OF OUR KEY CUSTOMERS; (VI) OUR ABILITY TO RETAIN AXTEL, S.A. DE CV (“AXTEL”) AS OUR LARGEST CUSTOMER; AND (VII) OUR ABILITY TO CONTINUE TO SELL THE PROXIMITY INVENTORY ON TERMS AND CONDITIONS COMPARABLE TO THOSE CURRENTLY UTILIZED. THE COMPANY IS ALSO SUBJECT TO THE RISKS AND UNCERTAINTIES DESCRIBED IN ITS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003.

Restatement

This Form 10-Q/A and the restated condensed consolidated financial statements included herein reflect a correction of the Company’s accounting and disclosure treatment of its September 13, 2004 issuance of 73,000 shares of Series A Preferred Stock and a restatement of the Company's third quarter earnings per share. This Form 10-Q/A amends the Company’s previously filed Form 10-Q for the period ended October 3, 2004 to reflect a $10.4 million, non cash, deemed dividend from the embedded beneficial conversion feature relating to the Series A Preferred Stock.

In accordance with EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments and EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company has accounted for the embedded beneficial conversion as a deemed dividend to the preferred stockholders of $10.4 million and a credit to additional paid in capital. The deemed dividend is included in the net loss attributable to common stockholders and the per share amounts accordingly.

As a result of the correction of the Company’s accounting and disclosure treatment of the issuance of the Series A Preferred Stock, the Company has amended the following Items and sections of its Form 10-Q, among others:

•
Financial Statements, including the Company’s restated Condensed Consolidated Balance Sheets of October 3, 2004, Condensed Consolidated Statement of Income for the period ended October 3, 2004, and including the following revised Notes to the Financial Statements:

•	Business
•	Stock Compensation
•	Net Loss Attributable to Common Stockholders’ Per Share
•	Restatement
•	Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
•	Item 4. Controls and Procedures

Except as otherwise expressly noted herein, this Form 10-Q/A does not reflect events occurring after the November 17, 2004 filing of our Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 in any way, except those required to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

The remaining Items required by Form 10-Q are not amended hereby and have been omitted. In order to preserve the nature and character of the   disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing,  and we have not updated the disclosures in this report to speak as of a later date.

While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

The effect on the Condensed Consolidated Balance Sheets

As a result of the restatement as at October 3, 2004, additional paid in capital increased from the previously reported $245.6 million to $256.1 million and the accumulated deficit increased from the previously reported $180.4 million to $190.8 million as a result of the deemed dividend to the preferred stockholders of $10.4 million.

The effect on the Condensed Consolidated Statements of Income

For the three months ended October 3, 2004 net loss attributable to common stockholders increased by $10.4 million (or $0.29 per share), for the deemed dividend to the preferred stockholders, from $3.5 million as previously reported (or $0.09 per share) to $13.9 million (or $0.38 per share). For the nine months ended October 3, 2004 net loss attributable to common stockholders increased by $10.4 million (or $0.28 per share), for the deemed dividend to the preferred stockholders, from $13.3 million as previously reported (or $0.37 per share) to $23.7 million (or $0.65 per share).

The impact of the restatement for the three month and nine month period ended October 3, 2004 is summarized as follows:

Impact Summary
	As originally reported	As restated	Change

	(In thousands, except for per share data)
Quarter ended October 3, 2004

Additional paid in capital	$245,615	$256,054	$10,439
Accumulated deficit	(180,369)	(190,808)	(10,439)
Deemed dividend associated with beneficial conversion of preferred stock	-	(10,439)	(10,439)
Net loss attributable to common stockholders	(3,457)	(13,896)	(10,439)
Net loss attributable to common stockholders per share	$(0.09)	$(0.38)	$(0.29)

Nine months ended October 3, 2004

Additional paid in capital	$245,615	$256,054	$10,439
Accumulated deficit	(180,369)	(190,808)	(10,439)
Deemed dividend associated with beneficial conversion of preferred stock	-	(10,439)	(10,439)
Net loss attributable to common stockholders	(13,250)	(23,689)	(10,439)
Net loss attributable to common stockholders per share	$(0.37)	$(0.65)	$(0.28)

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

Deemed Dividend to Preferred Stock Associated With Beneficial Conversion of Preferred Stock.

In the third quarter 2004, we recognized a non cash charge of $10.4 million as a deemed dividend to preferred stockholders associated with the beneficial conversion feature to the preferred stock issued in the quarter. The full intrinsic value of the embedded beneficial conversion feature of $10.4 million was charged on issuance as the Preferred Stock was immediately convertible to common stock on the date of issue. There was no charge in the third quarter 2003.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stock holders of $13.9 million, or $0.38 per share, in the quarter ended October 3, 2004 compares to a net loss of $6.8 million, or $0.19 per share, in the quarter ended September 28, 2003, an increase of 105%. The increase in gross profit of $6.4 million and increase in interest and other income of $0.2 million was offset by higher operating expenses of $3.3 million and deemed dividend to preferred stockholders of $10.4 million.

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

Deemed Dividend to Preferred Stock Associated With Beneficial Conversion of Preferred Stock.

In the third quarter 2004, we recognized a non cash charge of $10.4 million as a deemed dividend to preferred stockholders associated with the beneficial conversion feature to the preferred stock issued in the quarter. The full intrinsic value of the embedded beneficial conversion feature of $10.4 million was charged on issuance as the Preferred Stock was immediately convertible to common stock on the date of issue. There was no charge in the nine months ended September 28, 2003.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stock holders of $23.7 million, or $0.65 per share, in the nine months ended October 3, 2004 compares to a net loss of $22.8 million, or $0.65 per share, in the nine months ended September 28, 2003, an increase of 4%. The increase in gross profit of $16.2 million was offset by higher operating expenses of $6.7 million and a deemed dividend to preferred stockholders of $10.4 million.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of Airspan’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Airspan’s disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).

This evaluation included the Company’ Proximity business acquired from Nortel Networks on December 23, 2003. Prior to acquisition, the Proximity business operated as a division within Nortel Networks.

Since the acquisition of Proximity, the Company has focused on integrating the disclosure controls and procedures of the Proximity business with the Company’s disclosure controls and procedures. The Company performed additional procedures to substantiate the financial information related to the Proximity business included in this report.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were (1) not sufficiently designed to ensure that material information relating to Airspan, including our consolidated subsidiaries, was made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) not effective, in that they did not provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. More specifically, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in the Company’s internal control over financial reporting described below.

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management has restated the Company’s Quarterly Report on Form 10-Q for the period ending October 3, 2004 and the Company’s Annual Report on Form 10-K for the year ending December 31, 2004 as a result of the deficiency which management has concluded was a material weakness at the end of the third quarter in 2004. Management has concluded that Company did not maintain effective controls over the financial reporting at October 3, 2004 because the Company omitted to account in its consolidated financial statements for a $10.4 million, non-cash deemed dividend from the embedded beneficial conversion feature associated with the issuance of a Series A Preferred Stock on September 13, 2004. This resulted in the misstatement of the net loss attributable to common stockholders, net loss per share and a misclassification within stockholders’ equity at October 3, 2004.

Remediation Steps to Address Material Weakness

To address the Company’s material weakness relating to the accounting and disclosure for complex and non-standard Stockholders’ equity transactions, the Company is in the process of enhancing its internal control processes in order to be able to comprehensively review the accounting and disclosure implications of such transactions.

Part II OTHER INFORMATION

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

April 27, 2005

AIRSPAN NETWORKS INC.

By:	/s/ PETER ARONSTAM
Peter Aronstam
Senior Vice President and Chief Financial Officer