Form 10-K/A
period 2004-12-31
AIRSPAN NETWORKS INC
filed 2005-04-27
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Common Stock, $0.0003 par value

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒; No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to the Form 10-K/A ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 4, 2004: $141,159,336

Number of shares outstanding of the registrant’s class of common stock as of April 15, 2005: 38,000,253

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated herein by reference into Part III.

AIRSPAN NETWORKS INC

FORM 10-K/A

For the Year Ended

December 31, 2004

This amendment on Form 10-K/A reflects the restatement of the consolidated financial statements of Airspan Networks Inc., as discussed in Item 7 Managements Discussion and Analysis and Note 17 to the consolidated financial statements. Management of the Company identified a material weakness in the Company's internal control over financial reporting, as discussed in Item 9A and have reissued their assessment of the effectiveness of the Company's internal control over financial reporting.

All of the information in this Form 10-K/A is as of March 16, 2005, the filing date of the original Form 10-K for the year ended December 31, 2004, and has not been updated for events subsequent to that date other than for the matter discussed above.
TABLE OF CONTENTS
ITEM		Page No.

	PART I
1	Business	1

	PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
6	Selected Financial Data	26
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
8	Financial Statements and Supplementary Data	39
9A	Controls and Procedures	40

	PART IV
15	Exhibits, Financial Statement Schedules	42

SIGNATURES

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF THE SAFE HARBOR PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Some of the discussion under the captions “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Form 10-K/A may include certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to anticipated future operations and financial performance, growth and acquisition opportunity and other similar forecasts and statements of expectation. These statements involve known and unknown risks and uncertainties, such as our plans, objectives, expectations and intentions, and other factors that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are listed under “Risk Factors” and elsewhere in this Form 10-K/A.

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

This Form 10-K/A and the restated financial statements included herein reflect a correction of the Company’s accounting treatment of its September 13, 2004 issuance of 73,000 shares of Series A Preferred Stock and a restatement of the Company's fourth quarter 2004 earnings per share. As described further in “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Restatement” and “Note 17 of the Notes to the Consolidated Financial Statements”, this Form 10-K/A amends the Company’s previously filed Form 10-K for the year ended December 31, 2004 to reflect a $10.4 million, non cash, deemed dividend from the embedded beneficial conversion feature relating to the Series A Preferred Stock and the effect of participating convertible securities on the computation of basic earnings per share in the fourth quarter 2004.

Except as otherwise expressly noted herein, this Form 10-K/A does not reflect events occurring after the March 16, 2005 filing of our Annual Report on Form 10-K in any way, except those required to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

The remaining Items required by Form 10-K are not amended hereby and have been omitted. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.

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

RISK FACTORS

In addition to other information in this Form 10-K/A, the following risk factors should be carefully considered in evaluating the Company and its business.

If we continue to incur substantial losses and negative operating cash flows, we may not succeed in achieving or maintaining profitability in the future.

We have incurred net losses since we became an independent company, and as of December 31, 2004 we had an accumulated deficit of $188 million. We anticipate that we will continue to experience negative cash flows over the next 12 months. Our operating losses have been due in part to the commitment of significant resources to our research and development and sales and marketing organizations. We expect to continue to devote resources to these areas and, as a result, we will need to continue increasing our quarterly revenues to achieve and maintain profitability. We cannot be certain that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

At April 15, 2005 the price per share of our common stock was $4.75 and, based upon the number of record holders, we believe we had approximately 7,878 beneficial shareholders.

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

In the third quarter 2004, we recognized a non cash charge of $10.4 million as a deemed dividend to preferred stockholders associated with the beneficial conversion feature of the preferred stock issued in the third quarter 2004. The full intrinsic value of the embedded beneficial conversion feature of $10.4 million was recognized on issuance as the Preferred Stock was immediately convertible to common stock on the commitment date.

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

Recent Sales of Unregistered Securities

Effective as of September 10, 2004, the Company entered into a Preferred Stock Purchase Agreement with Oak Investment Partners XI Limited Partnership (“Oak”) pursuant to which the Company sold 73,000 shares of Series A Preferred Stock to Oak for $29,200,000. These shares of Series A Preferred Stock are initially convertible into 7.3 million shares of Common Stock. The transaction, approved by the Company’s Board of Directors on September 9, 2004 and September 12, 2004 and by the Company’s Audit Committee on September 9, 2004, closed on September 13, 2004. The shares of Series A Preferred Stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

	Year ended December 31, 2000	Year ended December 31, 2001	Year ended December 31, 2002 (2)	Year ended December 31, 2003 (3)	Year ended December 31, 2004
	(in thousands, except for share data)
Consolidated Statement of Operations Data:					Restated
Revenue	$30,279	$37,422	$25,930	$30,651	$94,647
Cost of revenue including inventory provision	18,782	24,708	21,242	27,691	67,243
Gross profit	11,497	12,714	4,688	2,960	27,404
Research and development	16,746	14,667	13,642	14,395	18,794
Sales and marketing including bad debts	14,358	16,711	13,821	11,335	11,562
General and administrative	9,368	10,735	8,969	8,741	11,042
Amortization of intangibles	595	425	44	172	723
Restructuring provisions	—	1,235	1,420	750	413
Total operating expenses	41,067	43,773	37,896	35,393	42,534
Loss from operations	(29,570)	(31,059)	(33,208)	(32,433)	(15,130)
Interest and other income, net	3,928	2,726	2,208	2,983	3,217
Income taxes (charge) / credit	5	3,018	2,862	(5)	1,938
Loss before extraordinary items	(25,637)	(25,315)	(28,138)	(29,455)	(9,975)
Extraordinary item
Gain on extinguishment of debt	—	9,244	—	—	—
Income tax charge on gain	—	(2,773)	—	—	—

Net loss	(25,367)	(18,844)	(28,138)	(29,455)	(9,975)
Deemed dividend associated with beneficial conversion of preferred stock (4)	—	—	—	—	(10,439)
Net loss attributable to common stockholders	$(25,637)	$(18,844)	$(28,138)	$(29,455)	$(20,414)
Net loss attribute to common stockholders per share-basic and diluted	$(1.44)	$(0.54)	$(0.80)	$(0.84)	$(0.56)
Shares used to compute net loss attributable to common stockholders per share basic and diluted	17,797,899	34,810,311	35,258,645	35,073,315	36,441,932
Pro forma net loss attributable to common stockholders per share-basic and diluted (1)	$(0.82)	$(0.54)	$(0.80)	$(0.84)	$(0.56)
Shares used to compute pro forma net loss attributable to common stockholders per share - basic and diluted	31,163,574	34,810,311	35,258,645	35,073,315	36,441,932

	December 31, 2000	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$115,340	$70,260	$53,241	$33,926	$66,296
Working capital	131,100	98,680	71,647	36,603	65,476
Total assets	157,334	119,694	97,861	83,272	115,198
Long term debt	15,754	1,250	—	—	—
Stockholders’ equity	123,655	105,253	78,100	49,013	73,165

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

(4) As described further in “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Restatement” and “Note 1 of the Notes to the Financial Statements”, this Form 10-K/A amends the Company’s previously filed Form 10-K for the year ended December 31, 2004 to reflect a $10.4 million, non cash, embedded beneficial conversion feature relating to the Series A Preferred Stock. As a result of the discount to fair market value at the commitment date, the Company recognized the intrinsic value of the embedded beneficial conversion feature relating to the issuance of the Preferred Stock of $10.4 million as a deemed dividend to preferred stockholders. The Preferred Stock was immediately convertible to common stock on the date of issue and, as a result, the embedded beneficial conversion feature was immediately debited to the Consolidated Statement of Operations in the third quarter 2004 as a “deemed dividend to preferred stockholders associated with beneficial conversion of preferred stock” and credited to “additional paid in capital”. The deemed dividend is included in the net loss attributable to common stockholders and the per share amounts accordingly.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

Restatement

This Form 10-K/A and the restated consolidated financial statements included herein reflect a correction of the Company’s accounting and disclosure treatment of its September 13, 2004 issuance of 73,000 shares of Series A Preferred Stock and a restatement of the Company's third quarter, fourth quarter and annual 2004 earnings per share. This Form 10-K/A amends the Company’s previously filed Form 10-K for the year ended December 31, 2004 to reflect a $10.4 million, non cash, deemed dividend from the embedded beneficial conversion feature relating to the Series A Preferred Stock and the effect of participating convertible securities on the computation of basic earnings per share in the fourth quarter 2004.

Embedded beneficial conversion feature relating to the Series A Preferred Stock

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

As a result of the correction of the Company’s accounting treatment of the issuance of the Series A Preferred Stock, the Company has amended the following Items and sections of its Form 10-K, among others:

•	Item 1. Business, including “ - Risk Factors: If we continue to incur substantial losses…”
•	Item 5. Market for registrant’s common equity…
•	Item 6. Selected Financial Data
•	Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations
•	Item 8. Financial Statements and Supplementary Data
•	Item 9A. Controls and Procedures
•
Item 15, Exhibits, Financial Statement Schedules, including the Company’s restated Consolidated Balance Sheet of December 31, 2004, Consolidated Statement of Operations for the year ended December 31, 2004, Consolidated Statement of Changes in Stockholders Equity, and including the following revised Notes to the Financial Statements:

•	Note 1 The Business and Summary of Significant Accounting Policies, Stock based compensation,.
•	Note 13 Net Loss Per Share,
•	Note 14 Convertible Preferred Stock,
•	Note 16 Quarterly Financial Data (Unaudited) and
•	Note 17 Restatements.

Except as otherwise expressly noted herein, this Form 10-K/A does not reflect events occurring after the March 16, 2005 filing of our Annual Report on Form 10-K in any way, except those required to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

The remaining Items required by Form 10-K are not amended hereby and have been omitted. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.

While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

The effect on the Consolidated Balance Sheet

As a result of the restatement, as at December 31, 2004 additional paid in capital increased from the previously reported $249.9 million to $260.4 million and the accumulated deficit increased from the previously reported $177.1 million to $187.5 million as restated as a result of the deemed dividend to the preferred stockholders of $10.4 million.

The effect on the Consolidated Statements of Operations

For the year ended December 31, 2004 net loss attributable to common stockholders increased by $10.4 million (or $0.29 per share) from $10.0 million as previously reported (or $0.27 per share) to $20.4 million (or $0.56 per share) as a result of the deemed dividend to the preferred stockholders.
The impact of the restatement for the year ended December 31, 2004 is summarized as follows:

Impact Summary	As originally reported	As restated	Change

	(In thousands, except for per share data)
Year ended December 31, 2004

Additional Paid in Capital	$249,917	$260,356	$10,439
Accumulated deficit	(177,094)	(187,533)	(10,439)
Deemed dividend associated with beneficial conversion of preferred stock	—	(10,439)	(10,439)
Net loss attributable to common stockholders	(9,975)	(20,414)	(10,439)
Net loss attributable to common stockholders per share	$(0.27)	$(0.56)	$(0.29)

The effect on Note 16 Quarterly Financial Data (Unaudited) for the quarter ended October 3, 2004

For the quarter ended October 3, 2004 net loss attributable to common stockholders increased by $10.4 million (or $0.29 per share) from $3.5 million as previously reported (or $0.9 per share) to $13.9 million (or $0.38 per share) as a result of the deemed dividend to the preferred stockholders.

The impact of the restatement for the quarter ended October 3, 2004 is summarized as follows:

Note 16 Quarterly Financial Data (Unaudited)	As originally reported	As restated	Change

	Quarter ended
	Oct 3, 2004	Oct 3, 2004
	(In thousands, except per share data)

Net (loss)/profit	$(3,457)	$(3,457)	—

Deemed dividend associated with beneficial conversion of preferred stock	—	(10,439)	$(10,439)

Net (loss)/profit attributable to common stockholders	$(3,457)	$(13,896)	$(10,439)

Net (loss)/profit attributable to common stockholders per share - basic	$(0.09)	$(0.38)	$(0.29)
Net (loss)/profit attributable to common stockholders per share - diluted	$(0.09)	$(0.38)	$(0.29)

The Effect of participating convertible securities on the computation of basic earnings per share.

In accordance with EITF 03-6 Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, the Series "A" Preferred Stock have been included in the computation of basic earnings per share for the fourth quarter 2004, as disclosed Note 16: Quarterly Financial Data (Unaudited) in the Company’s Form 10K. We have computed that the basic EPS for the fourth quarter is $0.07 and not $0.09 as previously filed in our Form 10-K.

As a result of the correction of the Company’s accounting treatment for the effect of participating convertible securities on the computation of basic earnings per share, the Company has amended Note 16 in the Notes to the Financial Statements.

The impact of the restatement for the year ended December 31, 2004 is summarized as follows:

Note 16 Quarterly Financial Data (Unaudited)	As originally reported	As restated	Change

	Quarter ended
	Dec 31, 2004	Dec 31, 2004
	(In thousands, except per share data)

Net (loss)/profit	$3,275	$3,275	—

Deemed dividend associated with beneficial conversion of preferred stock	—	—	—

Net (loss)/profit attributable to common stockholders	$3,275	$3,275	—

Net (loss)/profit attributable to common stockholders per share - basic	$0.09	$0.07	$(0.02)
Net (loss)/profit attributable to common stockholders per share - diluted	$0.07	$0.07	—

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

We generated revenue of $25.9 million in 2002, $30.7 million in 2003 and $94.6 million in 2004. We have incurred net losses attributable to common stockholders of $28.1 million, $29.5 million and $20.4 million in 2002, 2003 and 2004, respectively. Since becoming an independent company, we have generated significant net losses and negative cash flow and expect to continue to do so in 2005. We had an accumulated deficit of $187.5 million as of December 31, 2004.

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

Service Revenue: Revenue from time-and-material service contracts is recognized once the services have been performed. Revenue from service contracts that relate to a period of cover is recognized ratably over the given contract period. Revenue is recognized on fixed-price service contracts when the services have been completed.

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

Results of Operations

The following table provides operating data as a percentage of revenue for the periods presented.

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
			Restated
Revenue	100.0%	100.0%	100.0%
Cost of revenue	74.2	74.9	69.8
Inventory provision	7.7	15.5	1.2
Gross profit	18.1	9.7	29.0
Operating expenses:
Research and development	52.6	47.0	19.9
Sales and marketing	39.1	33.9	11.6
Bad debt expense	14.2	3.1	0.6
General and administrative	34.6	28.5	11.7
Amortization of intangibles	0.2	0.6	0.8
Restructuring provision	5.5	2.4	0.4
Total operating expenses	146.1	115.5	45.0
Loss from operations	(128.1)	(105.8)	(16.0)
Interest and other income, net	8.5	9.8	3.5
Income taxes	11.0	0.0	2.0
Net loss	(108.5)	(96.1)	(10.5)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(11.0)
Net loss attributable to common stockholders	(108.5)%	(96.1)%	(21.6)%

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

Deemed Dividend to Preferred Stockholders Associated With Beneficial Conversion of Preferred Stock

In the third quarter 2004, we recognized a non cash charge of $10.4 million as a deemed dividend to preferred stockholders associated with the beneficial conversion feature of the preferred stock issued in the quarter. The full intrinsic value of the embedded beneficial conversion feature of $10.4 million was recognized on issuance as the Preferred Stock was immediately convertible to common stock on the commitment date. There was no charge in the year ended December 31, 2003.

Net Loss Attributable to Common Stockholders

For the reasons described above, our net loss before taxes decreased 60% from $29.5 million in 2003 to $11.9 million in 2004 and out net loss attributable to common stockholders decreased 31% from $29.5 million in 2003 to $20.4 million in 2004.

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

Net Loss Attributable to Common Stockholders

For the reasons described above, our net loss before taxes decreased 5% from $31.0 million in 2002 to $29.5 million in 2003 and our net loss attributable to common stockholders increased by 5% from $28.1 million in 2002 to $29.5 million in 2003.

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

Our financing cash flow for the year ended December 31, 2004 of 35.4 million was dominated by the issuance of $29.1 million (net of legal fees) of preferred stock. Additional to this we raised $4.4 million through the sale of our treasury stock and another $2.0 million from the exercise of stock options and stock issued under out Employee Share Purchase Plan. Our financing cash flow for the year ended December 31, 2003 was a net outflow of $1.7 million. The outflow arose from a repayment of long term debt of $2.4 million and a $0.4 million purchase of treasury stock partially offset by a $0.6 million decrease in restricted cash and net proceeds from issuance of common stock of $0.4 million. Restricted cash increases whenever the Company issues a guarantee secured by cash collateral and decreases whenever such a guarantee is cancelled or expires according to its terms.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, an evaluation was performed under the supervision and with the participation of Airspan’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Airspan’s disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were (1) not sufficiently designed to ensure that material information relating to Airspan, including our consolidated subsidiaries, was made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) not effective, in that they did not provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. More specifically, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in the Company’s internal control over financial reporting described in the section immediately below.

Management's Annual Report on Internal Control over Financial Reporting (As Revised)

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

Management of the Company has revised its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 originally included in Management’s Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K filed on March 16, 2005, in which management concluded that the Company’s internal control over financial reporting was effective. Subsequent to filing its Annual Report on Form 10-K on March 16, 2005 the Company identified misstatements in its 2004 consolidated financial statements and has restated those consolidated financial statements. In the Company’s Form 10-Q for the period ended October 3, 2004 and Form 10-K for the fiscal year ended December 31, 2004, the Company omitted to account in its consolidated financial statements for a $10.4 million, non-cash, deemed dividend from the embedded beneficial conversion feature associated with the issuance of Series A Preferred Stock on September 13, 2004. This resulted in the misstatement of net earnings/(loss) attributable to common stockholders and earnings/(loss) per share and a misclassification within stockholders’ equity at December 31, 2004 and October 3, 2004. Management has concluded that these misstatements resulted from a control deficiency that represented a material weakness.

As a result Management has revised its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 and has concluded that the Company did not maintain effective internal controls over financial reporting as of such date. This conclusion is based upon management’s determination that the Company’s internal control pertaining to the review and evaluation of the accounting treatment required for complex and non-standard Stockholders’ equity transactions, in particular the Company’s issuance of Series A Preferred Stock, was ineffective.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K/A and has issued a revised attestation report on management's assessment of our internal control over financial reporting as stated in their report which appears below.

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

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Airspan Networks Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (As Revised), that Airspan Networks Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness described in management’s assessment and described below, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our report dated March 16, 2005 we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a  misstatements in its annual and quarterly financial statements. Such a matter was considered to be a material weaknesses as further discussed in the following paragraph. Accordingly management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, as expressed herein, is different from that expressed in our previous report

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment. The Company’s internal control pertaining to the review and evaluation of the accounting treatment required for complex and non-standard Stockholders’ equity transactions, in particular the Company’s issuance of Series A Preferred Stock, was ineffective. In the Company’s Form 10-Q for the period ended October 3, 2004 and Form 10-K for the fiscal year ended December 31, 2004, the Company omitted to account in its consolidated financial statements for a $10.4 million, non-cash, deemed dividend from the embedded beneficial conversion feature associated with the issuance of Series A Preferred Stock on September 13, 2004. This resulted in the misstatement of net earnings/(loss) attributable to common stockholders and earnings/(loss) per share and a misclassification within stockholders’ equity at December 31, 2004 and October 3, 2004. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 financial statements (as restated), and this report does not affect our report dated April 27, 2005 on those financial statements.

In our opinion, management’s revised assessment that Airspan Networks Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Airspan Networks Inc. has not maintained, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Airspan Networks Inc. and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 (as restated) and our report dated April 27, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
London, England April 27, 2005

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

(1)  Financial Statements

(2)  Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts for the year ended December 31, 2002, 2003 and 2004	II-1

(3)  Exhibits

AIRSPAN NETWORKS INC.

EXHIBIT INDEX
Year Ended December 31, 2004

3.1	Amended and Restated Articles of Incorporation of Airspan (1)

3.2	Articles of Amendment to the Articles of Incorporation (2)

3.3	Amended and Restated Bylaws of Airspan (3)

4.1	Form of Airspan’s common stock certificate (4)

10.1	1998 Stock Option and Restricted Stock Plan (4)

10.2	2000 Employee Stock Purchase Plan, as amended (2)

10.3	Employment Agreement with Eric Stonestrom (4), (5)

10.4	Employment Agreement with Jonathan Paget (4), (5)

10.5	Employment Agreement with Peter Aronstam, as amended (5), (6), (7)

10.6	2001 Supplemental Stock Option Plan (6)

10.7	Employment Agreement with Henrik Smith-Petersen (5), (7)

10.8	Employment Agreement with David Brant (5), (7)

10.9	2003 Supplemental Stock Option Plan (3)

10.10	Airspan Omnibus Equity Compensation Plan (1)

10.11	Purchase and License Agreement, dated as of December 28, 2004, by and among Airspan Communications Limited and Axtel, S.A. de C.V.(11), (12)

10.12	Technical Assistance Support Services Agreement for FWA Equipment, dated as of February 14, 2003, by and between Nortel Networks UK Limited and Axtel, S.A. de C.V. (8)**

10.13	Preferred Stock Purchase Agreement, dated as of September 10, 2004 among Airspan Networks, Inc. and Oak Investment Partners XI, Limited Partnership (9)

10.14	Amendment to Preferred Stock Purchase Agreement (10)

10.15	Amendment Agreement No. 3 to FWA TASS dated as of December 28, 2004 between Airspan Communications Limited and Axtel, S.A. de C.V.(11), (12)

21	Subsidiaries of registrant (12)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

*	Filed herewith

**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
***	Furnished herewith

1	Incorporated by reference to Airspan’s Form 10-Q for the quarter ended April 4, 2004.
2	Incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004.
3	Incorporated by reference to Company’s report on Form 8-K/A filed in February 22, 2005.
4	Incorporated by Reference to Airspan’s Registration Statement on Form S-1 (333-34514) filed July 18, 2000
5	Management Agreement or Compensatory Plan or Arrangement
6	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2000
7	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2002
8.	Incorporated by reference by the Company’s report on Form 8-K/A filed on July 6, 2004.
9	Incorporated by reference to the Company’s report on Form 8-K filed on September 13, 2004.
10	Incorporated by reference to the Company’s report on Form 8-K filed on September 27, 2004.
11	Portions of this document have been omitted and were filed separately with the SEC on March 16, 2005 pursuant to a request for confidential treatment.
12	Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Airspan has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, Florida, on the 27th day of April 2005.

Airspan Networks Inc

By:	/s/ Eric D. Stonestrom
Eric D. Stonestrom,
President and Chief Executive Officer

The undersigned directors and officers of Airspan hereby constitute and appoint Eric D. Stonestrom and Peter Aronstam and each of them with full power to act without the other and with full power and substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below this Annual Report on Form 10-K/A and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Airspan, in the capacities and dates indicated.

Signature	Title	Dated

/s/ Eric D. Stonestrom	Chief Executive Officer,	April 27, 2005
Eric D. Stonestrom	Director (Principal Executive Officer)

/s/ Matthew J. Desch	Chairman of the Board of Directors	April 27, 2005
Matthew J. Desch

/s/ Peter Aronstam	Senior Vice President, Finance;	April 27, 2005
Peter Aronstam	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ H. Berry Cash	Director	April 27, 2005
H. Berry Cash

/s/ Randall E. Curran	Director	April 27, 2005
Randall E. Curran

/s/ Michael T. Flynn	Director	April 27, 2005
Michael T. Flynn

/s/ Guillermo Heredia	Director	April 27, 2005
Guillermo Heredia

/s/ Thomas S. Huseby	Director	April 27, 2005
Thomas S. Huseby

/s/ David Twyver	Director	April 27, 2005
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

As discussed in Note 17, the accompanying 2004 consolidated financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 27, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP
London, England April 27, 2005

AIRSPAN NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31, 2003	December 31, 2004
ASSETS		Restated
Current assets
Cash and cash equivalents	$33,926	$66,296
Restricted cash	1,588	1,687
Accounts receivable, less allowance for doubtful accounts of $5,207 in 2003 and $2,814 in 2004	12,509	20,947
Unbilled accounts receivable	54	43
Inventory	18,215	12,834
Prepaid expenses and other current assets	4,570	5,702
Total current assets	70,862	107,509
Property, plant and equipment, net	3,736	3,707
Goodwill	3,136	789
Intangible assets, net	4,554	1,672
Long term accounts receivable	—	305
Other non current assets	984	1,216
Total assets	$83,272	$115,198
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,751	$24,615
Accrued taxes	449	653
Deferred revenue	989	627
Customer advances	15,070	4,789
Other accrued expenses	10,000	11,349
Total current liabilities	34,259	42,033
Commitments (see note 10)	—	—
Stockholders’ equity
Preferred stock. $0.0001 par value; nil shares authorized at December 31, 2003 and 74,200 authorized at December 31, 2004: nil issued at December 31, 2003 and 73,000 issued at December 31, 2004	—	—
Common stock, $0.0003 par value; 50,000,000 shares authorized at December 31 2003 and 100,000,000 authorized at December 31 2004: 36,314,410 issued at December 31, 2003 and 37,644,627 issued at December 31, 2004	11	11
Note receivable — stockholder	(130)	(87)
Additional paid in capital	215,209	260,356
Treasury Stock; 834,560 shares held at December 31, 2003	(797)	—
Accumulated other comprehensive income	1,839	418
Accumulated deficit	(167,119)	(187,533)
Total stockholders’ equity	49,013	73,165
Total liabilities and stockholders’ equity	$83,272	$115,198

The accompanying notes are an integral part of these financial statements

AIRSPAN NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
			Restated
Revenue	$25,930	$30,651	$94,647
Cost of revenue	(19,241)	(22,945)	(66,144)
Inventory provision	(2,001)	(4,746)	(1,099)
Gross profit	4,688	2,960	27,404
Operating expenses:
Research and development	13,642	14,395	18,794
Sales and marketing	10,141	10,389	11,013
Bad debt expense	3,680	946	549
General and administrative	8,969	8,741	11,042
Amortization of intangibles	44	172	723
Restructuring provision	1,420	750	413
Total operating expenses	37,896	35,393	42,534
Loss from operations	(33,208)	(32,433)	(15,130)
Interest expense	(161)	(38)	—
Interest and other income	2,369	3,021	3,217
Loss before income taxes	(31,000)	(29,450)	(11,913)
Income tax credits/ (expenses)	2,862	(5)	1,938

Net loss	(28,138)	(29,455)	(9,975)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(10,439)
Net loss attributable to common stockholders	$(28,138)	$(29,455)	$(20,414)
Net loss attributable to common stockholders per share – basic and diluted	$(0.80)	$(0.84)	$(0.56)
Weighted average shares outstanding-basic and diluted	35,258,645	35,073,315	36,441,932

The accompanying notes are an integral part of these financial statements

AIRSPAN NETWORKS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Preferred Stock			Common Stock
	Shares	Par value	Shares	Par value	Restated Additional paid in capital	Treasury stock	Note receivable stockholder	Accumulated other comprehensive income	Restated Accumulated deficit	Total
At January 1, 2002			35,120,199	$10	$214,491	—	$(180)	$458	$(109,526)	$105,253
Comprehensive Loss:
Net loss					—	—	—	—	(28,138)	(28,138)
Other Comprehensive Income:
Movement in the fair value of cash flow hedges
Unrealized gains on foreign currency cash flow hedges					—	—	—	2,041	—
Less: reclassification of adjustment for gains realized in net income					—	—	—	(937)	—
								1,104		1,104
Comprehensive loss					—	—	—	—	—	(27,034)
Decrease in notes receivable							50	—	—	50
Issuance of common stock under the employee share purchase plan			274,411	—	193	—	—	—	—	193
Exercise of stock options			143,872	—	43	—	—	—	—	43
Purchase of own shares			(412,486)	—	—	$(405)				(405)
At December 31, 2002			35,125,996	$10	$214,727	$(405)	$(130)	$1,562	$(137,664)	$78,100
Comprehensive Loss:
Net loss					—	—	—	—	(29,455)	(29,455)
Other Comprehensive Income:
Movement in the fair value of cash flow hedges
Unrealized gains on foreign currency cash flow hedges					—	—	—	1,952	—
Less: reclassification of adjustment for gains realized in net income					—	—	—	(1,675)	—
								277		277
Comprehensive loss					—	—	—	—	—	(29,178)
Issuance of common stock under the employee share purchase plan			531,164	1	369	—	—	—	—	370
Exercise of stock options			244,765	—	112	—	—	—	—	112
Purchase of own shares			(422,074)	—	—	(392)	—	—	—	(392)
At December 31, 2003	—	—	35,479,851	$11	$215,209	$(797)	$(130)	$1,839	$(167,119)	$49,013
Comprehensive Loss:
Net loss					—	—	—	—	(9,975)	(9,975)
Other Comprehensive Income:
Movement in the fair value of cash flow hedges
Unrealized gains on foreign currency cash flow hedges					—	—	—	590	—
Less: reclassification of adjustment for gains realized in net income					—	—	—	(2,011)	—
								(1,421)		(1,421)
Comprehensive loss					—	—	—	—	—	(11,396)
Decrease in notes receivable							43			43
Issuance of Series A Preferred shares	73,000	—			29,132					29,132
Deemed dividend associated with beneficial conversion of preferred stock					10,439	—	—	—	(10,439)	—
Issuance of common stock under the employee share purchase plan			211,754	—	373	—	—	—	—	373
Exercise of stock options			1,118,462	—	1,577	—	—	—	—	1,577
Sale of own shares			834,560	—	3,626	797	—	—	—	4,423
At December 31, 2004	73,000	—	37,644,627	$11	$260,356	—	$(87)	$418	$(187,533)	$73,165

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

Service Revenue

Revenue from time-and-material service contracts is recognized once the services have been performed. Revenue from service contracts that relate to a period of cover is recognized ratably over the given contract period.  Revenue is recognized on fixed-price service contracts when the services have been completed.

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

Stock based compensation

At December 31, 2004 the Company has three stock-based employee compensation plans and one employee share purchase plan, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No.25 Accounting for Stock issued to Employees, and related interpretations and values stock based compensation via the intrinsic value method. No stock-based compensation cost is reflected in net loss attributable to common stockholders, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss attributable to common stockholders and earnings per share if the Company had applied fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation.

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
			Restated
Net loss attributable to common stockholders, as reported	$(28,138)	$(29,455)	$(20,414)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,111)	(1,928)	(2,149)
Pro forma net loss attributable to common stockholders	$(29,249)	$(31,383)	$(22,563)
Earnings per share — basic and diluted:
Net loss attributable to common stockholders per share	$(0.80)	$(0.84)	$(0.56)
Pro forma net loss attributable to common stockholders per share	$(0.83)	$(0.89)	$(0.62)

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year ended December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
Numerator:			Restated
Net loss attributable to common stockholders	$(28,138)	$(29,455)	$(20,414)
Denominator:
Weighted average common shares outstanding	35,263,564	35,073,315	36,441,932
Less weighted average shares of restricted stock	(4,919)	—	—
Denominator for basic and diluted calculations	35,258,645	35,073,315	36,441,932
Net loss attributable to common stockholders per share — basic and diluted:	$(0.80)	$(0.84)	$(0.56)

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

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

14. CONVERTIBLE PREFERRED STOCK

This note has been amended in this Form 10-K/A to reflect herein the embedded beneficial conversion feature relating to the Series A Preferred Stock issued on September 13, 2004.

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

The fair value of the common stock on the commitment date was $5.43 per ordinary share. Each preferred share, purchased for $400.00, was convertible into 100 common shares, implying a common stock equivalent value (conversion price) on the commitment date of $4.00 per share. The intrinsic value of the beneficial conversion feature of the 73,000 preferred shares on the commitment date was $10.4 million.

As a result of the discount to fair market value at the commitment date, the Company recognized the intrinsic value of the embedded beneficial conversion feature relating to the issuance of the Preferred Stock of $10.4 million as deemed dividend to preferred stockholders. The Preferred Stock was immediately convertible to common stock on the date of issue and, as a result, the embedded beneficial conversion feature was immediately debited to Accumulated deficit in the third quarter 2004 reflected as a “deemed dividend to preferred stockholders associated with beneficial conversion of preferred stock” and credited to “Additional paid in capital”.

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

	Quarter Ended
	Mar. 30, 2003	June 29, 2003	Sept. 28, 2003	Dec. 31, 2003	Apr. 4, 2004	July 4, 2004	Oct. 3, 2004	Dec. 31, 2004
	($ in thousands, except per share data)
Consolidated statement of operations data:							Restated	Restated
Revenue	$7,811	$7,524	$6,293	$9,023	$12,420	$18,252	$26,452	$37,523
Cost of revenue	5,253	5,704	5,656	6,332	8,693	12,182	18,294	26,975
Inventory provision	—	4,398	—	348	—	—	1,099	—
Gross profit /(loss)	2,558	(2,578)	637	2,343	3,727	6,070	7,059	10,548
Operating expenses:
Research and development	3,719	3,670	3,413	3,593	5,046	4,743	4,495	4,510
Sales and marketing	2,604	2,656	2,269	2,860	2,560	2,752	2,782	2,919
Bad debt reserve	—	—	—	946	—	300	249	—
General and administration	2,386	2,252	2,037	2,066	2,051	2,828	3,342	2,821
Amortization of intangibles	43	44	44	41	246	158	175	144
Restructuring provision	—	273	46	431	—	397	16	—
Total operating expense	8,752	8,895	7,809	9,937	9,903	11,178	11,059	10,394
(Loss) /profit from operations	(6,194)	(11,473)	(7,172)	(7,594)	(6,176)	(5,108)	(4,000)	154
Other income/(expense):
Interest expense	(38)	—	—	—	—	—	—	—
Interest and other income	645	1,070	385	921	807	686	591	1,133
(Loss) /profit before income taxes	(5,587)	(10,403)	(6,787)	(6,673)	(5,369)	(4,422)	(3,409)	1,287
Income tax (charge)/credit	—	(4)	—	(1)	(16)	14	(48)	1,988
Net (loss)/profit	(5,587)	(10,407)	(6,787)	(6,674)	(5,385)	(4,408)	(3,457)	3,275
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	—	—	—	(10,439)	—
Net (loss)/profit attributable to common stockholders	$(5,587)	$(10,407)	$(6,787)	$(6,674)	$(5,385)	$(4,408)	$(13,896)	$3,275
Net (loss)/profit attributable to common stockholders per share - basic (1)	$(0.16)	$(0.30)	$(0.19)	$(0.19)	$(0.15)	$(0.12)	$(0.38)	$0.07
Net (loss)/profit attributable to common stockholders per share - diluted	$(0.16)	$(0.30)	$(0.19)	$(0.19)	$(0.15)	$(0.12)	$(0.38)	$0.07

(1) In accordance with EITF 03-6 Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, the Series "A" Preferred Stock have been included in the computation of basic earnings per share for the fourth quarter 2004, as disclosed Note 16: Quarterly Financial Data (Unaudited) in the Company’s Form 10K.  We have computed that the basic EPS for the fourth quarter is $0.07 and not $0.09 as previously filed in our Form 10-K.

17. RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS

(i) Embedded beneficial conversion feature relating to the Series A Preferred Stock

This Form 10-K/A and the restated consolidated financial statements included herein reflect a correction of the Company’s accounting and disclosure treatment of its September 13, 2004 issuance of 73,000 shares of Series A Preferred Stock and a restatement of the Company's third quarter and annual 2004 earnings per share. This Form 10-K/A amends the Company’s previously filed Form 10-K for the year ended December 31, 2004 to reflect a $10.4 million, non cash, deemed dividend from the embedded beneficial conversion feature relating to the Series A Preferred Stock. In accordance with EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments and EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company has accounted for the embedded beneficial conversion as a deemed dividend to the preferred stockholders of $10.4 million and a credit to additional paid in capital. The deemed dividend is included in the net loss attributable to common stockholders and the per share amounts accordingly.

The effect on the Consolidated Balance Sheet

As a result of the restatement, as at December 31, 2004 additional paid in capital increased from the previously reported $249.9 million to $260.4 million and the accumulated deficit increased from the previously reported $177.1 million to $187.5 million as restated as a result of the deemed dividend to the preferred stockholders of $10.4 million.

The effect on the Consolidated Statements of Operations

For the year ended December 31, 2004 net loss attributable to common stockholders increased by $10.4 million (or $0.29 per share) from $10.0 million as previously reported (or $0.27 per share) to $20.4 million (or $0.56 per share) as a result of the deemed dividend to the preferred stockholders.

The impact of the restatement for the year ended December 31, 2004 is summarized as follows:

Impact Summary	As originally reported	As restated	Change

	(In thousands, except for per share data)
Year ended December 31, 2004

Additional Paid in Capital	$249,917	$260,356	$10,439
Accumulated deficit	(177,094)	(187,533)	(10,439)
Deemed dividend associated with beneficial conversion of preferred stock	—	(10,439)	(10,439)
Net loss attributable to common stockholders	(9,975)	(20,414)	(10,439)
Net loss attributable to common stockholders per share	$(0.27)	$(0.56)	$(0.29)

The effect on Note 16 Quarterly Financial Data (Unaudited) for the quarter ended October 3, 2004

For the quarter ended October 3, 2004 net loss attributable to common stockholders increased by $10.4 million (or $0.29 per share) from $3.5 million as previously reported (or $0.9 per share) to $13.9 million (or $0.38 per share) as a result of the deemed dividend to the preferred stockholders.

The impact of the restatement for the quarter ended October 3, 2004 is summarized as follows:

Note 16 Quarterly Financial Data (Unaudited)	As originally reported	As restated	Change

	Quarter ended
	Oct 3, 2004	Oct 3, 2004
	(In thousands, except per share data)

Net (loss)/profit	$(3,457)	$(3,457)	—

Deemed dividend associated with beneficial conversion of preferred stock	—	(10,439)	$(10,439)

Net (loss)/profit attributable to common stockholders	$(3,457)	$(13,896)	$(10,439)

Net (loss)/profit attributable to common stockholders per share - basic	$(0.09)	$(0.38)	$(0.29)
Net (loss)/profit attributable to common stockholders per share - diluted	$(0.09)	$(0.38)	$(0.29)

(ii) The Effect of participating convertible securities on the computation of basic earnings per share.

This Form 10-K/A and the restated financial statements included herein reflect a correction of the Company’s accounting treatment for the effect of participating convertible securities on the computation of basic earnings per share in the fourth quarter 2004. In accordance with EITF 03-6 Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, the Series "A" Preferred Stock have been included in the computation of basic earnings per share for the fourth quarter 2004, as disclosed Note 16: Quarterly Financial Data (Unaudited) in the Company’s Form 10K. We have computed that the basic EPS for the fourth quarter is $0.07 and not $0.09 as previously filed in our Form 10-K.

As a result of the correction of the Company’s accounting treatment for the effect of participating convertible securities on the computation of basic earnings per share, the Company has amended Note 16 in the Notes to the Financial Statements.

The impact of the restatement for the year ended December 31, 2004 is summarized as follows:

Note 16 Quarterly Financial Data (Unaudited)	As originally reported	As restated	Change

	Quarter ended
	Dec 31, 2004	Dec 31, 2004
	(In thousands, except per share data)

Net (loss)/profit	$3,275	$3,275	—

Deemed dividend associated with beneficial conversion of preferred stock	—	—	—

Net (loss)/profit attributable to common stockholders	$3,275	$3,275	—

Net (loss)/profit attributable to common stockholders per share - basic	$0.09	$0.07	$(0.02)
Net (loss)/profit attributable to common stockholders per share - diluted	$0.07	$0.07	—

Financial Statement Schedules

Schedule II
	Airspan Networks Inc. Valuation and Qualifying Accounts
		Additions		Deductions
	Balance at beginning of period	Charged to expenses	Written back to provision	Credit to expenses	Charged against provision	Balance at end of period
	(in thousands of U.S. Dollars)
Allowance for doubtful debts:
Year ended December 31, 2004	$5,207	$985	$—	$(436)	$(2,942)	$2,814
Year ended December 31, 2003	4,531	1,212	—	(266)	(270)	5,207
Year ended December 31, 2002	2,601	3,794	150	(114)	(1,900)	4,531

II-1