Form 10-Q
period 2005-04-03
AIRSPAN NETWORKS INC
filed 2005-05-13
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 3, 2005

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
561-893-8670

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒ No   ☐
Number of shares outstanding of the registrant’s common stock as of May 6, 2005: 38,200,826

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share and per share data)

	December 31, 2004 (1)	April 3, 2005
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$66,296	$51,424
Restricted cash	1,687	1,881
Accounts receivable, less allowance for doubtful accounts of $5,207 at December 31, 2004 and $3,121 at April 3, 2005	20,947	14,807
Unbilled accounts receivable	43	178
Inventory	12,834	13,474
Prepaid expenses and other current assets	5,702	6,937
Total Current Assets	107,509	88,701
Property, plant and equipment, net	3,707	3,546
Goodwill	789	789
Intangible assets, net	1,672	1,545
Long-term accounts receivable	305	297
Other non-current assets	1,216	1,265
Total Assets	$115,198	$96,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$24,615	$13,657
Accrued taxes	653	562
Deferred revenue	627	644
Customer advances	4,789	1,495
Other accrued expenses	11,349	9,397
Total Current Liabilities	42,033	25,755
Stockholders’ Equity
Preferred stock, $0.0001 par value; 74,200 shares authorized at December 31, 2004 and April 3, 2005: 73,000 issued at December 31, 2004 and April 3, 2005	-	-
Common stock, $0.0003 par value; 100,000,000 shares authorized at December 31, 2004 and April 3, 2005: 37,644,627 issued at December 31, 2004 and 37,997,254 issued at April 3, 2005	11	11
Note receivable - stockholder	(87)	(87)
Additional paid in capital	260,356	260,906
Accumulated other comprehensive income	418	-
Accumulated deficit	(187,533)	(190,442)
Total Stockholders’ Equity	73,165	70,388
Total Liabilities and Stockholders’ Equity	$115,198	$96,143

 (1) Derived from audited financial statements
The accompanying notes are an integral part of these condensed consolidated financial statements

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share and per share data)

	Quarter Ended
	April 4, 2004	April 3, 2005
	(unaudited)
Revenue	$12,420		$22,218
Cost of revenue	(8,693)		(15,362)
Gross profit	3,727		6,856
Operating expenses:
Research and development	5,046		4,598
Sales and marketing	2,560		2,572
Bad debt provision	-		316
General and administrative	2,051		2,827
Amortization of intangibles	246		128
Total operating expenses	9,903		10,441

Loss from operations	(6,176)		(3,585)
Interest expense	(2)		-
Interest and other income	809		676
Loss before income taxes	(5,369)		(2,909)

Income tax charge	16		-
Net loss	$(5,385)	$	(2,909)
Net loss per share - basic and diluted	$(0.15)		$(0.08)

Weighted average shares outstanding- basic and diluted	35,893,740		37,880,759

The accompanying notes are an integral part of these condensed consolidated financial statements

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year-to-date
	April 4, 2004	April 3, 2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,385)	$	(2,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	726		535
Change in operating assets and liabilities:
(Increase)/decrease in receivables	(240)		6,140
Decrease/(increase) in inventories	1,709		(640)
Increase in other current assets	(2,962)		(1,788)
Increase/(decrease) in accounts payable	1,416		(10,958)
Increase in deferred revenue	634		17
Increase/(decrease) in customer advances	12,013		(3,294)
Increase/(decrease) in accrued expenses	447		(2,043)
Decrease in long-term accounts receivable	-		8
Increase in other non current assets	(21)		(49)
Net cash from/(used in) operating activities	8,337		(14,981)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(325)		(247)
Net cash used in investing activities	(325)		(247)
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options	615		550
Restricted cash movement	(149)		(194)
Net cash from financing activities	466		356
Increase/(decrease) in cash and cash equivalents	8,478		(14,872)
Cash and cash equivalents, beginning of period	33,926		66,296
Cash and cash equivalents, end of period	$42,404		$51,424
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2		$-

The accompanying notes are an integral part of these condensed consolidated financial statements

AIRSPAN NETWORKS INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

BUSINESS

We are a global supplier of Broadband Wireless Access (“BWA”) equipment that allows communications service providers (often referred to as “local exchange carriers,” or simply telephone companies), internet service providers (often referred to as “ISPs”) and other telecommunications users, such as utilities and enterprises, to cost-effectively deliver high-speed data and voice services using radio frequencies rather than wires. We call this transmission method “Broadband Wireless”. The primary market for our systems has historically been a subset of the fixed broadband wireless access systems market, which is the point-to-multipoint market in radio frequencies below 6.0GHz. That market now encompasses BWA applications that are nomadic and portable as well as fixed.

Each of our wireless access systems utilizes digital wireless techniques, which provide wide-area coverage, security and resistance to fading. Our systems can be deployed rapidly and cost effectively, providing an attractive alternative or complement to traditional copper wire, cable, or fiber-optic communications access networks. Our products also include software tools that optimize geographic coverage of our systems and provide ongoing network management. To facilitate the deployment and operation of our systems, we also offer network installation, training and support services. A more complete description of our various wireless access systems is provided below. Our BWA systems (the “Airspan BWA Solutions”) have been installed by more than 300 network operators in more than 95 countries and are being tested by numerous other service providers.

Our initial products were developed and sold originally to provide wireless voice connections between network operators and their end customers. Product enhancements introduced in 1998 enabled us to offer both voice and data connectivity over a single wireless link. We have continued to develop the capabilities and features of the original products, and today we sell them to operators globally as the AS4000 and AS4020 products, in systems capable of delivering high-capacity broadband data with carrier-quality voice connections using our proprietary Code Division Multiple Access (“CDMA”) technology.

In October 2002, we strengthened our position in the BWA equipment market with the acquisition of the WipLL (Wireless Internet Protocol in the Local Loop) business from Marconi (“Marconi WipLL”) pursuant to a stock purchase agreement, and renamed the business Airspan Networks (Israel) Limited (“Airspan Israel”). The products and services produced by Airspan Israel enable operators in licensed and unlicensed wireless bands to offer high-speed, low cost, wireless broadband connections for data and voice over IP using CDMA technology. We acquired all of the issued and outstanding capital stock and debt of Marconi WipLL in exchange for $3 million of cash.

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

In December, 2003, we acquired the fixed wireless access business of Nortel Networks known as “Proximity” under a Purchase and Sale Agreement. The Proximity products enable operators to provide carrier class circuit switched voice and data services, based on a Time Division Multiple Access (“TDMA”) technology. We acquired inventory relating to the Proximity business as well as existing assets associated with the manufacture, development and support of the Proximity product line. We also assumed the product supply obligations associated with customer contracts and certain other liabilities and obligations along with the workforce of 26 persons directly employed in the Proximity business. The final purchase price was $13.1 million.

On March 9, 2005 we announced the introduction of a new product line known as “AS.MAX”. AS.MAX is a full portfolio of WiMAX systems, Base Stations and Customer Premise Equipment (“CPEs”), using OFDM technology and based on the 802.16 standard. The AS.MAX product range is designed to serve both:

•	our traditional fixed point-to-multipoint BWA market; and
•	new BWA markets, for nomadic, portable and eventually mobile applications

On March 29, 2005, we entered into a definitive Purchase Agreement with Arelnet Limited (“Arelnet”) (TASE: ARNT), an Israeli company providing Voice over IP (“VoIP”) network infrastructure equipment and solutions, including soft switches and gateways supporting major VoIP standards. Under the Purchase Agreement, we will acquire all of the outstanding shares of Arelnet, for a purchase price of $8.7 million, comprised of $4.0 million of cash and $4.7 million of the Company's common stock (the “Common Stock”). The aggregate number of shares of Common Stock to be issued in the transaction will be determined upon the closing of transaction based upon the volume weighted average trading price of the Common Stock as quoted on Bloomberg LP, for the thirty business days ending on the day preceding the closing date.

AIRSPAN NETWORKS INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

We expect to issue the Common Stock in reliance on an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended. The availability of the exemption and the closing of the transactions contemplated by the Purchase Agreement is contingent upon, among other things, the determination by an appropriate governmental authority, after a public hearing at which all interested parties are invited to attend, that the terms and conditions of the issuance of the Common Stock in the transaction are fair. Together with Arelnet we have applied for a “fairness hearing” to be conducted by the District Court of Tel Aviv. We expect the hearing to be conducted in May, 2005. The closing of the transaction is also subject, among other things, to the approval of the shareholders of Arelnet. A meeting of Arelnet’s shareholders is scheduled to occur in May, 2005. We expect to complete the transaction in the second quarter 2005.

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

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date included in the company’s Form 10-K/A for the year ended December 31, 2004 but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2004.

All notes to the condensed consolidated financial statements are shown in thousands, except for share data.

CONTINGENCIES

Warranty

The Company provides a limited warranty for periods, usually ranging from twelve to twenty-four months, to all purchasers of its new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and is amortized over the warranty period. Management believes that the amounts provided for are sufficient for all future warranty costs on equipment sold through April 3, 2005 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in the Company’s product warranty liabilities was as follows for the three months ended April 3, 2005.

	Balance at beginning of period	Accrual for warranties issued during the period	Changes in accruals related to pre-existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period
Three months ended April 3, 2005
Product warranty liability	$604	$82	$(44)	$(128)	$514

Other guarantees

The Company had delivered to its landlords and customers bank guarantees aggregating to $1,502 at December 31, 2004 and $1,563 at April 3, 2005. The foregoing figures represent the maximum potential amount of future payments the Company could be required to make under these guarantees. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. These pledges have been classified as restricted cash. The Company has not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote. These guarantees will all expire before the end of 2010 with the majority expiring in the fourth quarter of 2010.

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

This action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but allowed the Section 11 claim to proceed. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions. In her Opinion, Judge Scheindlin noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Judge Scheindlin determined that the class period for Section 11 claims is the period between the IPO and the date that unregistered shares entered the market. Judge Scheindlin also ruled that a proper class representative of a Section 11 class must (1) have purchased shares during the appropriate class period; and (2) have either sold the shares at a price below the offering price or held the shares until the time of suit. In two of the six cases, the class representatives did not meet the above criteria and therefore, the Section 11 cases were not certified. Plaintiffs have not yet moved to certify a class in the Airspan case.

Airspan has approved a settlement agreement and related agreements which set forth the terms of a settlement between Airspan, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. Airspan would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Airspan to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Airspan. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Airspan’s insurance carriers should arise, Airspan’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million.

On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have negotiated a revised settlement agreement consistent with the court’s opinion and are in the process of obtaining approval from those issuer defendants that are not in bankruptcy. At this point all but five of the issuer defendants that are not in bankruptcy have approved the revised settlement agreement. The parties have submitted a revised settlement agreement to the court. The underwriter defendants will have until May 16, 2005 to object to the revised settlement agreement. There is no assurance that the court will grant final approval to the settlement. If the settlement agreement is not approved and Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

AIRSPAN NETWORKS INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

Except as set forth above the Company is not currently subject to any other material legal proceedings. The Company may from time to time become a party to various other legal proceedings arising in the ordinary course of its business.

STOCK COMPENSATION

At April 3, 2004, the Company had three stock option employee compensation plans, the 2004 omnibus equity compensation plan and the 2000 Employee Stock Purchase Plan (“ESPP”). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No.25 Accounting for Stock Issued to Employees, and related interpretations. In all periods shown the Company has valued stock-based employee compensation using the intrinsic value method. All options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. There was no stock-based compensation cost reflected in net income in 2004 and 2005 related to these stock option plans. Awards under the 2004 omnibus equity compensation plan may be made to Participants in the form of (i) Incentive Stock Options; (ii) Nonqualified Stock Options; (iii) Stock Appreciation Rights; (iv) Restricted Stock; (v) Deferred Stock; (vi) Stock Awards; (vii) Performance Shares; (viii) Other Stock-Based Awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under this Plan and the law. The Company recognized a charge of $56 in the first quarter 2005 relating to the issuance of 200,000 shares of  restricted stock awarded under the 2004 omnibus equity compensation plan. The restricted stock vests over a four year period from January 28, 2005. In addition, half of the restricted stock awarded in the first quarter 2005 have performance conditions relating to 2005 annual earnings and shipment targets.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation.

	Quarter Ended
	April 4, 2004	April 3, 2005
	(unaudited)
Net loss, as reported	$(5,385)	$(2,909)
Add back:
Stock-based employee compensation cost included in the determination of net loss as reported	-	56
Deduct:
Stock-based employee compensation cost that would have been included in the determination of net loss if the fair value method had been applied to all awards	(489)	(568)
Pro forma net loss	$(5,874)	$(3,421)
Net loss per share - basic and diluted	$(0.15)	$(0.08)
Pro forma net loss per share- basic and diluted	$(0.16)	$(0.09)

INVENTORY

Inventory consists of the following:

	December 31, 2004	April 3, 2005
		(unaudited)
Purchased parts and materials	$4,419	$4,180
Work in progress	1,214	1,193
Finished goods and consumables	7,201	8,101
	$12,834	$13,474

ACCRUED RESTRUCTURING CHARGES

In the fourth quarter of 2002 the decision was made to completely outsource all our manufacturing. As a result the Company recorded a $975 restructuring charge for the closure of its Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $368 was recognized as restructuring in the income statement in the fourth quarter of 2003 as the Company reassessed the ability to sublease the Riverside facility. All cash outflows in connection with this restructuring are expected to occur by the end of 2006.

AIRSPAN NETWORKS INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

During the first quarter of 2004 the Company revised its original restructuring programs and initiated a new program to further reduce operating expenses. This program was completed by the end of the third quarter of 2004. The total cost incurred for this restructuring program was $413, recorded as a restructuring charge, related to termination costs for 21 employees. All of these employees had left the Company by December 31, 2004.

In conjunction with the purchase of the Proximity business in 2003 the Company implemented its plan to relocate the Proximity business from Maidenhead, England and Sunrise, Florida to the Company’s facilities in Uxbridge, England and Boca Raton, Florida. The Company recorded acquisition-related restructuring charges of $520, in the fourth quarter of 2003, in connection with the relocation of the Proximity business. The estimated relocation costs were reduced during 2004 to $181. The adjustment formed part of the revised fair value adjustments of the Proximity acquisition. This relocation plan was completed by December 31, 2004.

The restructuring charges and their utilization are summarized as follows:

	Balance at beginning of period	Restructuring charge	Accrued on acquisition	Utilized	Balance at end of period
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Three months ended April 3, 2005
Contract termination costs	$599	-	-	$(78)	$521
Other associated costs	61	-	-	(2)	59
	$660	$-	$-	$(80)	$580
Year ended December 31, 2004
One-time termination benefits	-	$413	-	$(413)	-
Contract termination costs	$947	-	-	(348)	$599
Other associated costs	592	-	$(339)	(192)	61
	$1,539	$413	$(339)	$(953)	$660

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

An analysis of revenue by geographical market is given below:

	Quarter Ended
	April 4, 2004	April 3, 2005
	(unaudited)
USA and Canada	$175	$1,199
Asia	1,088	1,769
Europe	2,381	2,217
Africa and the Middle East	695	1,414
Latin America and Caribbean	8,081	15,619
	$12,420	$22,218

AIRSPAN NETWORKS INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

COMPREHENSIVE LOSS

Total comprehensive loss was $5,603 for the quarter ended April 4, 2004 and $3,327 for the quarter ended April 3, 2005 comprising:

	Quarter Ended
	April 4, 2004	April 3, 2005
	(unaudited)
Net loss	$(5,385)	$(2,909)
Other comprehensive income/(loss):
Movement in the fair value of cash flow hedges
- unrealized gain on foreign currency cash flow hedges	244	-
- reclassification of adjustment for gains realized in net loss	(462)	(418)
Comprehensive loss	$(5,603)	$(3,327)

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase. Shares associated with stock options and or common stock to be issued on the conversion of the Company’s Series A Preferred stock are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

	Quarter Ended
	April 4, 2004	April 3, 2005
	(unaudited)
Numerator:
Net loss per share	$(5,385)	$	(2,909)
Denominator:
Weighted average common shares outstanding basic and diluted	35,893,740		37,880,759
Net loss per share- basic and diluted	$(0.15)		$(0.08)

In 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“ESPP”), which qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. As of April 3, 2005, there were 1,825,577 shares of common stock reserved for issuance under the ESPP.

During the three months ended April 3, 2005, 352,627 options granted pursuant to the 1998 and 2003 stock option plans were exercised at an average exercise price of $1.56.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-K AS AMENDED BY AMENDMENT NO.1 ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2004, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO. EXCEPT FOR HISTORICAL MATTERS CONTAINED HEREIN, STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING AND ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “TO”, “PLAN”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTEND”, “COULD”, “WOULD”, “ESTIMATE”, OR “CONTINUE” OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS AND OTHERS ARE CAUTIONED THAT A VARIETY OF FACTORS, INCLUDING CERTAIN RISKS, MAY AFFECT OUR BUSINESS AND CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. THESE RISK FACTORS INCLUDE, WITHOUT LIMITATION, (I) A SLOWDOWN OF EXPENDITURES BY COMMUNICATION SERVICE PROVIDERS; (II) INCREASED COMPETITION FROM ALTERNATIVE COMMUNICATION SYSTEMS; (III) THE FAILURE OF OUR EXISTING OR PROSPECTIVE CUSTOMERS TO PURCHASE PRODUCTS AS PROJECTED; (IV) OUR INABILITY TO SUCCESSFULLY IMPLEMENT COST REDUCTION OR CONTAINMENT PROGRAMS; (V) A LOSS OF ANY OF OUR KEY CUSTOMERS; (VI) OUR ABILITY TO RETAIN AXTEL, S.A. DE CV (“AXTEL”) AS OUR LARGEST CUSTOMER; AND (VII) OUR ABILITY TO CONTINUE TO SELL THE PROXIMITY INVENTORY ON TERMS AND CONDITIONS COMPARABLE TO THOSE CURRENTLY UTILIZED. THE COMPANY IS ALSO SUBJECT TO THE RISKS AND UNCERTAINTIES DESCRIBED IN ITS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS ANNUAL REPORT ON FORM 10-K AS AMENDED BY AMENDMENT NO.1 ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2004.

COMPARISON OF THE QUARTER ENDED APRIL 3, 2005 TO THE QUARTER ENDED APRIL 4, 2004

Revenue

Revenue totaled $22.2 million for the quarter ended April 3, 2005 representing a 79% increase from the $12.4 million reported for the quarter ended April 4, 2004. The increase in revenues was primarily attributable to an increase in sales of our Proximity and WipLL products. In particular, the increase in revenue in the first quarter 2005 as compared to the first quarter of 2004 is the result of an approximate 100% increase in revenues attributable to Axtel, our largest customer. Revenue for the first quarter of 2005 was 41% lower than revenue recorded for the fourth quarter of 2004, primarily due to lower sales of our Proximity product to Axtel. During the first quarter 2005, revenue was derived from 110 customers in 54 countries. Geographically, 70% of our revenue was derived from customers in Latin America and the Caribbean, 11% from Europe and 8% from Asia. African and Middle Eastern customers and North American customers accounted for 6% and 5% of revenues, respectively. In the first quarter 2005, sales to customers in Latin America and Caribbean increased by $7.8 million compared to the first quarter of 2004.

Cost of Revenue

Cost of revenue increased 77% to $15.4 million in the quarter ended April 3, 2005 from $8.7 million in the quarter ended April 4, 2004. All of the increase is attributable to the increase in revenue. The gross profit for the first quarter of 2005 was $6.9 million (31% of revenue) compared to a gross profit of $3.7 million (30% of revenue) for the first quarter 2004 and compared to a gross profit for the fourth quarter 2004 of $10.5 million (28% of revenue). The increase in gross profit in the first quarter 2005 as compared to the first quarter 2004 was due primarily to comparable amounts of period costs being spread over a larger quarterly revenue base.

Research and Development Expenses

Research and development expenses decreased 9% to $4.6 million in the quarter ended April 3, 2005 from $5.0 million in the quarter ended April 4, 2004. The decrease was due to the effect of headcount and expense reduction programs completed in 2004. These reductions were partially offset by increased investment in our WiMAX development plans. We expect to begin commercial WiMAX deployments in the second half of 2005.

Sales and Marketing Expenses

Sales and marketing expenses remained constant at $2.6 million for both the first quarter of 2004 and the first quarter of 2005.

Bad Debt Provision

In the first quarter 2005, we recorded a bad debt provision of $0.3 million relating to customer accounts for which management has determined that full recovery was unlikely. No provisions were made for bad debts in the corresponding quarter of 2004.

General and Administrative Expenses

General and administrative expenses increased 38% to $2.8 million in the quarter ended April 3, 2005 from $2.1 million in the quarter ended April 4, 2004. The increase is primarily due to an increase in legal and professional expenditures, including costs related to activities to facilitate compliance with the Sarbanes Oxley Act of 2002 and legal and accounting costs incurred in the pursuit of certain acquisition opportunities.

Amortization of Intangibles

We recorded an expense of $0.1 million in the first quarter 2005 compared with an expense of $0.2 million for the first quarter 2004. The reduction in amortization expense is a result of the reduction in the value attributed to the intangibles acquired as part of the Proximity purchase in the fourth quarter of 2003. The adjustments to the purchase price allocation in both the second and fourth quarter of 2004 were primarily a result of the increased value attributed to the acquired Proximity inventory. These intangibles are expected to be fully amortized by the end of 2008.

Interest Expense and Interest and Other Income

We had no interest expense in the first quarter of 2005 or the first quarter of 2004. Interest and other income decreased to $0.7 million for the quarter ended April 3, 2005 from $0.8 million for the quarter ended April 4, 2004. The decrease was due primarily to lower foreign exchange gains of $0.4 million recorded in the first quarter of 2005 as compared to the $0.7 million recorded in the comparable period of 2004. Interest income increased to $0.3 million in the first quarter of 2005 compared to $0.1 million in the first quarter of 2004 as a result of higher interest rates on higher average cash balances. The foreign exchange gains in 2005 and 2004 are primarily a result of our settlement of certain currency hedging contracts entered into by the Company to protect itself against a strengthening of the British pound against the US dollar.

Income Taxes

We did not have a material income tax charge in either the first quarter of 2005 or 2004 primarily due to our current loss making position and losses brought forward. We are subject to US franchise taxes resulting from business activities performed within certain States in the United States of America.

Net Loss

Our net loss of $2.9 million, or $0.08 per share, in the quarter ended April 3, 2005 compares to a net loss of $5.4 million, or $0.15 per share, for the quarter ended April 4, 2004, a decrease of $2.5 million, or 46%. Comparing the first quarters of 2005 and 2004, the increase in gross profit of $3.1 million was partially offset by higher operating expenses of $0.5 million and lower net interest and other income of $0.1 million.

Other Comprehensive (Loss)/Income

Other comprehensive loss for the quarter ended April 3, 2005 arose from the monthly settlement of certain currency hedging contracts together with the reclassification of their realized gains to net income of $0.4 million. These forward exchange contracts are used to hedge our UK expenses through to April 2005. Other comprehensive income for the quarter ended April 4, 2004 was $0.2 million.

Restructuring

In the fourth quarter of 2002 the decision was made to completely outsource all our manufacturing. As a result we recorded a $975,000 restructuring charge for the closure of our Riverside, Uxbridge facility in 2003. All of this cost related to the excess facility. A further $368,000 was recognized as restructuring in the income statement in the fourth quarter of 2003 as the Company reassessed the ability to sublease the Riverside facility. All cash outflows in connection with this restructuring are expected to occur by the end of 2006.

During the first quarter of 2004 the Company revised its original restructuring programs and initiated a new program to further reduce operating expenses. This program was completed by the end of the third quarter of 2004. The total cost incurred for this restructuring program was $413,000, recorded as a restructuring charge, related to termination costs for 21 employees. All of these employees had left the Company by December 31, 2004.

In conjunction with the purchase of the Proximity business in 2003, the Company implemented its plan to relocate the Proximity business from Maidenhead, England and Sunrise, Florida to the Company’s facilities in Uxbridge, England and Boca Raton, Florida. The Company recorded acquisition-related restructuring charges of $520,000, in the fourth quarter of 2003, in connection with the relocation of the Proximity business. The estimated relocation costs were reduced during 2004 to $181,000. The adjustment formed part of the revised fair value adjustments of the Proximity acquisition. This relocation plan was completed by December 31, 2004.

The restructuring charges and their utilization are summarized as follows (in US dollar ‘000s):

	Balance at beginning of period	Restructuring charge	Accrued on acquisition	Utilized	Balance at end of period
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Three months ended April 3, 2005
Contract termination costs	$599	-	-	$(78)	$521
Other associated costs	61	-	-	(2)	59
	$660	$-	$-	$(80)	$580
Year ended December 31, 2004
One-time termination benefits	-	$413	-	$(413)	-
Contract termination costs	$947	-	-	(348)	$599
Other associated costs	592	-	$(339)	(192)	61
	$1,539	$413	$(339)	$(953)	$660

All charges will result in direct cash outlays.

Liquidity and Capital Resources

Since inception, we have financed our operations through private sales of convertible preferred stock, which have totaled $146.5 million (net of transaction expenses) and an initial public offering of common stock, which we completed on July 25, 2000. In the initial public offering, we issued 6,325,000 shares of common stock for approximately $86 million in cash (net of underwriting discounts, commission and other expenses). In our most recent private sale of convertible preferred stock, which we closed in September 2004, we raised $29.2 million through the issuance of Series A preferred stock to Oak Investment Partners XI, Limited Partnership. In November 2004, we also raised $4.4 million through the sale of treasury stock that was acquired through a share buy back program completed in 2002. We have used the proceeds of the sales of securities to finance acquisitions, working capital and for other general corporate purposes.

As of April 3, 2005, we had cash and cash equivalents of $51.4 million and $1.9 million of restricted cash. Restricted cash is held as collateral for landlords and customers and contributions from employees in respect of the Employee Share Purchase Plan. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments.

Until we are able to generate cash from operations, if ever, we intend to use our existing cash resources to finance our operations and/or business combinations. We believe we have sufficient cash resources to finance operations for at least the next twelve months.

For the three months ended April 3, 2005, we used $15.0 million of cash in operating activities compared with a cash inflow of $8.3 million for the three months ended April 4, 2004. The operating cash outflow for the first quarter of 2005 was primarily a result of a decrease in accounts payable, customer advances and accrued expenses of $11.0 million, $3.3 million, $2.0 million respectively, the net loss of $2.9 million, and an increase in other current assets of $1.8 million. The cash outflow was partially offset by a decrease in receivables of $6.1 million. The cash inflow for the first quarter of 2004, was primarily as a result of our net increase in customer advance payments of approximately $12 million in connection with contract payments made by a customer in Latin America , $1.7 million from a decrease in inventory levels and $1.4 million from an increase in accounts payable whish were partially offset by a net loss of $5.4 million and a $2.9 million increase in other current assets. Days sales outstanding increased to 59 days at the end of the first quarter 2005 from 49 at the end of the fourth quarter 2004, and compared to 82 days at the end of the first quarter 2004. Inventory turns were 4.6 at the end of the first quarter of 2005, compared with 8.4 for the fourth quarter 2004 and 2.1 turns for the first quarter of 2004.

The net cash used in investing activities for the first quarter of 2005 and 2004 was $0.2 million and $0.3 million respectively, all of which related to capital purchases.

Our net cash inflow from financing activities for the three months ended April 3, 2005 was $0.4 million compared with an inflow of $0.5 million for the three months ended April 4, 2004. During the first quarter 2005, we generated $0.6 million upon the exercises of stock options. This inflow was partially offset by a $0.2 million increase in restricted cash. Restricted cash increases when the Company issues a guarantee secured by cash collateral or additional contributions are collected from employees under the ESPP and decreases whenever such a guarantee is cancelled or shares are actually purchased under the ESPP.

We have no material commitments other than obligations on operating leases, the forward exchange contracts mentioned below in Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK and purchase commitments to our manufacturing subcontractors. These purchase commitments totaled $21.1 million at December 31, 2004 and at April 3, 2005 totaled $17.4 million.

We have explored and may in the future explore and pursue other perceived opportunities to acquire wireless access and related businesses. We may seek to acquire such businesses through a variety of different legal structures and may utilize cash, common stock, preferred stock, other securities or some combination thereof to finance the acquisition. In connection with such activities, we are subject to a variety of risks, a number of which are described further in the Company’s Form 10-K, as amended by Amendment No.1 on Form 10-K/A, for the fiscal year ended December 31, 2004. There can be no assurances that our efforts to acquire other businesses will be successful.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of April 3, 2005 and December 31, 2004, we had cash, cash equivalents and restricted cash of $53.3 million and $68.0 million, respectively. Substantially all of these amounts consisted of highly liquid investments with purchase to maturity terms of less than 90 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from April 3, 2005 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

For the three months ended April 3, 2005, 96% of our sales were denominated in U.S. dollars, 2% were denominated in euro and 2% were denominated in Australian dollars. Comparatively, for the three months ended April 4, 2004, 95% of our sales were denominated in US dollars, 4% were denominated in euro, and 1% was denominated in Australian dollars. Our total euro denominated sales for the three months ended April 3, 2005 were $0.5 million, which were recorded at an average exchange rate of $1US = €0.7545. Our total Australian dollar denominated sales for the three months ended April 3, 2005 were $0.3 million,  which were recorded at an average exchange rate of $1US = AUS$1.277. If the average exchange rates used had been higher or lower during the three month period ended April 3, 2005 by 10%, they would have decreased or increased the total Australian dollar and euro-denominated sales value by $0.1 million. We expect the proportions of sales in euro and Australian dollars to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not take into account changes in sales volumes.

We have from time to time entered into fair value currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than US dollars. We do not enter into any currency hedging activities for speculative purposes. The costs of these contracts are included under interest and other income in our financial statements. There were no fair value currency hedge contracts outstanding at April 3, 2005. We will continue to monitor our foreign currency exposures and may modify hedging strategies, as we deem prudent.

We have also entered into cash flow currency hedges. Our operating results are affected by movement in foreign currency exchange rates, particularly the rate between U.S. dollars and U.K. pounds sterling and the rate between U.S. dollars and Israeli shekels. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and Israeli shekels. During the three months ended April 3, 2005, we paid expenses in local currency of approximately 3.4 million pounds sterling, at an average rate of $1US = 0.5235 pounds sterling. During the three months ended April 3, 2005, we paid expenses in local currency of approximately 9.9 million Israeli shekels, at an average rate of $1US = 4.3348 shekels. If the expenses in pounds sterling had not been hedged and the average exchange rates for U.K. pounds sterling and Israeli shekels had been higher or lower for the three month period ended April 3, 2005 by 10%, the total pounds sterling and Israeli shekel denominated operating expenses would have decreased or increased by $0.7 million and $0.3 million respectively.

We expect the proportions of operating expenses paid in pounds sterling and Israeli shekels to fluctuate over time. To hedge our pound sterling foreign currency risk, we had an outstanding forward exchange contract at April 3, 2005 to purchase 0.8 million pounds sterling at an average exchange rate of $1US = 0.5339 pounds sterling in April 2005.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

Item 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of Airspan's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Airspan's disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were (1) not sufficiently designed to ensure that material information relating to Airspan, including our consolidated subsidiaries, was made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) not effective, in that they did not provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. More specifically, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in the Company's internal control over financial reporting described in the following paragraph.

Although the Company did not have any material equity transactions in the three month period ended April 3, 2005, during that period management restated the financial statements included in the Company's Quarterly Report on Form 10-Q for the period ended October 3, 2004 and the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 by filing a Form 10-Q/A and Form 10-K/A on April 27, 2005. The Company believes that such restatements were required to correct the Company’s omission in its 2004 consolidated financial statements of a $10.4 million, non-cash deemed dividend from the embedded beneficial conversion feature associated with the issuance of a Series A Preferred Stock on September 13, 2004. This resulted in the misstatement of the net loss attributable to common stockholders and net loss per share as well as a misclassification within stockholders' equity at October 3, 2004 and December 31, 2004. As a result, management concluded that there was a control deficiency that was a material weakness and that the Company did not maintain effective controls over financial reporting at October 3, 2004, December 31, 2004 and April 3, 2005.

Remediation Steps to Address Material Weakness

To address the Company's material weakness relating to the accounting and disclosure for complex and non-standard Stockholders' equity transactions the Company is in the process of enhancing its internal control processes in order to be able to comprehensively review the accounting and disclosure implications of such transactions.

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

This action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but allowed the Section 11 claim to proceed. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions. In her Opinion, Judge Scheindlin noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Judge Scheindlin determined that the class period for Section 11 claims is the period between the IPO and the date that unregistered shares entered the market. Judge Scheindlin also ruled that a proper class representative of a Section 11 class must (1) have purchased shares during the appropriate class period; and (2) have either sold the shares at a price below the offering price or held the shares until the time of suit. In two of the six cases, the class representatives did not meet the above criteria and therefore, the Section 11 cases were not certified. Plaintiffs have not yet moved to certify a class in the Airspan case.

Airspan has approved a settlement agreement and related agreements which set forth the terms of a settlement between Airspan, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. Airspan would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Airspan to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Airspan. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Airspan’s insurance carriers should arise, Airspan’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million.

On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have negotiated a revised settlement agreement consistent with the Court’s opinion and are in the process of obtaining approval from those issuer defendants that are not in bankruptcy. At this point all but five of the issuer defendants that are not in bankruptcy have approved the revised settlement agreement. The parties have submitted a revised settlement agreement to the Court. The underwriter defendants will have until May 16, 2005 to object to the revised settlement agreement. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Airspan (1)
3.2	Articles of Amendment to the Articles of Incorporation (2)
3.2	Amended and Restated Bylaws of Airspan (3)
4.1	Form of Airspan’s common stock certificate (4)
10.1	1998 Stock Option and Restricted Stock Plan (4)
10.2	2000 Employee Stock Purchase Plan, as amended (4)
10.3	Employment Agreement with Eric Stonestrom (4), (5)
10.4	Employment Agreement with Jonathan Paget (4), (5)
10.5	Employment Agreement with Peter Aronstam, as amended (5), (7)
10.6	2001 Supplemental Stock Option Plan (6)
10.7	Employment Agreement with Henrik Smith-Petersen (5), (7)
10.8	Employment Agreement with David Brant (5), (7)
10.9	2003 Supplemental Stock Option Plan (3)
10.10	Airspan Omnibus Equity Compensation Plan (1)
10.11	Purchase and License Agreement, dated as of December 28, 2004, by and between Airspan Communications Limited and Axtel S.A. de C.V. (11) (12)
10.12	Technical Assistance Support Services Agreement for FWA Equipment, dated as of February 14, 2003, by and between Nortel Networks UK Limited and Axtel, S.A. de C.V. (8)**
10.13	Preferred Stock Purchase Agreement, dated as of September 10, 2004 among Airspan Networks, Inc. and Oak Investment Partners XI, Limited Partnership (9)
10.14	Amendment to Preferred Stock Purchase Agreement (10)
10.15	Amendment Agreement No. 3 to FWA TASS, dated as of December 28, 2004, between Airspan Communications Limited and Axtel S.A. de C.V. (11) (12)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***
99.1	Press Release issued May 11, 2005***

*      Filed herewith
**    Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*** Furnished herewith

1	Incorporated by reference to Airspan’s Form 10-Q for the quarter ended April 4, 2004.
2	Incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004.
3	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2003.
4	Incorporated by Reference to Airspan’s Registration Statement on Form S-1 (333-34514) filed July 18, 2000
5	Management Agreement or Compensatory Plan or Arrangement
6	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2000
7	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2002
8.	Incorporated by reference by the Company’s report on Form 8-K/A filed on July 6, 2004.
9	Incorporated by reference to the Company’s report on Form 8-K filed on September 13, 2004.
10	Incorporated by reference to the Company’s report on Form 8-K filed on September 27, 2004.
11	Portions of this document have been omitted and were filed separately with the SEC on March 16, 2005 pursuant to a request for confidential treatment.
12	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2005

AIRSPAN NETWORKS INC.

By:	/s/ PETER ARONSTAM
Peter Aronstam
Chief Financial Officer