Form 10-Q
period 2005-07-03
AIRSPAN NETWORKS INC
filed 2005-08-12
CIK 1105542

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to________.

Commission file number 000-31031

AIRSPAN NETWORKS INC.
(Exact name of registrant as specified in its charter)

Washington	75-2743995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 Yamato Road, Suite 105 Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
561-893-8670

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒ No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒ No   ☐
Number of shares outstanding of the registrant’s common stock as of August 4, 2005: 39,365,834

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
AIRSPAN NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	December 31, 2004 (1)	July 3, 2005
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$66,296	$45,635
Restricted cash	1,687	1,930
Accounts receivable, less allowance for doubtful accounts of $2,814 at December 31, 2004 and $3,300 at July 3, 2005	20,947	16,233
Unbilled accounts receivable	43	122
Inventory	12,834	14,294
Prepaid expenses and other current assets	5,702	5,462
Total Current Assets	107,509	83,676
Property, plant and equipment, net	3,707	4,046
Goodwill	789	7,756
Intangible assets, net	1,672	4,127
Long-term accounts receivable	305	—
Other non-current assets	1,216	2,249
Total Assets	$115,198	$101,854
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$24,615	$14,687
Accrued taxes	653	765
Deferred revenue	627	1,358
Customer advances	4,789	3,922
Other accrued expenses	11,349	12,220
Total Current Liabilities	42,033	32,952

Stockholders’ Equity
Preferred stock, $0.0001 par value; 74,200 shares authorized at December 31, 2004 and July 3, 2005: 73,000 issued at December 31, 2004 and July 3, 2005	—	—
Common stock, $0.0003 par value; 100,000,000 shares authorized at December 31, 2004 and July 3, 2005: 37,644,627 issued at December 31, 2004 and 39,235,204 issued at July 3, 2005	11	12
Note receivable - stockholder	(87)	(87)
Additional paid in capital	260,356	266,145
Accumulated other comprehensive income	418	—
Accumulated deficit	(187,533)	(197,168)
Total Stockholders’ Equity	73,165	68,902
Total Liabilities and Stockholders’ Equity	$115,198	$101,854

(1) Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements

AIRSPAN NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except for share and per share data)

	Quarter Ended		Year-to-Date
	July 4, 2004	July 3, 2005	July 4, 2004	July 3, 2005
	(unaudited)		(unaudited)
Revenue	$18,252	$20,309	$30,672	$42,527
Cost of revenue	(12,182)	(14,887)	(20,875)	(30,249)
Gross profit	6,070	5,422	9,797	12,278
Operating expenses:
Research and development	4,743	5,062	9,789	9,660
Sales and marketing	2,752	2,675	5,312	5,247
Bad debt provision	300	179	300	495
General and administrative	2,828	2,996	4,879	5,823
Amortization of intangibles	158	128	404	256
Restructuring provision	397	1,150	397	1,150
Total operating expenses	11,178	12,190	21,081	22,631
Loss from operations	(5,108)	(6,768)	(11,284)	(10,353)
Interest expense	—	—	—	—
Interest and other income	686	47	1,493	723
Loss before income taxes	(4,422)	(6,721)	(9,791)	(9,630)
Income tax credit/(charge)	14	(5)	(2)	(5)
Net loss	$(4,408)	$(6,726)	$(9,793)	$(9,635)
Net loss per share - basic and diluted	$(0.12)	$(0.17)	$(0.27)	$(0.25)
Weighted average shares outstanding- basic and diluted	36,174,346	38,554,988	36,034,043	38,217,874

The accompanying notes are an integral part of these condensed consolidated financial statements

AIRSPAN NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year-to-date
	July 4, 2004	July 3, 2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,793)	$(9,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,337	1,077
Loss on sale of property, plant and equipment	—	3
Stock compensation	—	149
Change in operating assets and liabilities:
Decrease in receivables	2,846	5,673
Decrease/(increase) in inventories	4,852	(1,088)
(Increase)/decrease in other current assets	(2,889)	305
Increase/(decrease) in accounts payable	1,244	(10,097)
Increase in deferred revenue	83	711
Increase/(decrease) in customer advances	14,958	(1,253)
Decrease in accrued expenses	(565)	(1,953)
Decrease in long—term accounts receivable	—	305
Increase in other non current assets	(77)	(60)
Net cash from/(used in) operating activities	11,996	(15,863)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,039)	(893)
Acquisition of ArelNet (net of cash acquired)	—	(4,242)
Net cash used in investing activities	(1,039)	(5,135)
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options	794	580
Restricted cash movement	(23,285)	(243)
Net cash from financing activities	(22,491)	337
Increase/(decrease) in cash and cash equivalents	(11,534)	(20,661)
Cash and cash equivalents, beginning of period	33,926	66,296
Cash and cash equivalents, end of period	$22,392	$45,635

The accompanying notes are an integral part of these condensed consolidated financial statements

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

BUSINESS

We are a leading worldwide provider of WiMAX-based and proprietary broadband access networks and carrier class voice over internet protocol (VOIP) solutions. Our Broadband Wireless Access (“BWA”) equipment allows communications service providers (often referred to as “local exchange carriers,” or simply telephone companies), internet service providers (often referred to as “ISPs”) and other telecommunications users, such as utilities and enterprises, to cost-effectively deliver high-speed data and voice services using radio frequencies rather than wires. We call this transmission method “Broadband Wireless”. The primary market for our systems has historically been a subset of the fixed broadband wireless access systems market, which is the point-to-multipoint market in radio frequencies below 6.0GHz. That market now encompasses BWA applications that are nomadic and portable as well as fixed.

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

In October 2003, we began marketing our AS4030 and AS3030 product range of Airspan branded high-end point-to-multipoint and point-to-point products suitable for operators wishing to deliver service offerings to medium and large businesses and multi-tenant dwellings that require considerable bandwidth for their end users. These products, based on 802.16 Orthogonal Frequency Division Multiplexing (“OFDM”) technology, can also be used for a wide range of backhaul applications, including, for example connecting remote base stations to a central office.

In December 2003, we acquired the fixed wireless access business of Nortel Networks known as “Proximity” under a Purchase and Sale Agreement. The Proximity products enable operators to provide carrier class circuit switched voice and data services, based on a Time Division Multiple Access (“TDMA”) technology. As part of the acquisition, we acquired inventory relating to the Proximity business as well as existing assets associated with the manufacture, development and support of the Proximity product line. We also assumed the product supply obligations associated with customer contracts and certain other liabilities and obligations along with the workforce of 26 persons directly employed in the Proximity business. The final purchase price was $13.1 million.

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

In March 2005, we announced the introduction of a new product line known as “AS.MAX”. AS.MAX is a full portfolio of WiMAX systems, Base Stations and Customer Premise Equipment (“CPEs”), using OFDM and Orthogonal Frequency Division Multiple Access (OFDMA) technology and based on the 802.16 standard. The AS.MAX product range is  designed to serve both:

•	our traditional fixed point-to-multipoint BWA market; and
•	new BWA markets, for nomadic, portable and combined WiMAX and WiFi applications and eventually mobile applications.

During the second quarter of 2005, we launched the world’s first self installable WIMAX CPE and made our first WiMAX sale in the United States.

In June 2005, we completed our acquisition of all of the outstanding shares of ArelNet Limited (“ArelNet”), an Israeli company providing Voice over IP (“VoIP”) network infrastructure equipment and solutions, including soft switches and gateways supporting major VoIP standards. Under the Purchase Agreement, we acquired all of the outstanding shares of ArelNet, for a purchase price of $9.5 million, comprised of $4.0 million of cash, $4.8 million of the Company's common stock (1,001,325 shares), $0.3 million of employee stock options and transaction costs of approximately $0.4 million.

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

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

CONTINGENCIES

Warranty

The Company provides a limited warranty for periods, usually ranging from twelve to twenty-four months, to all purchasers of its new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and is amortized over the warranty period. Management believes that the amounts provided for are sufficient for all future warranty costs on equipment sold through July 3, 2005 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in the Company’s product warranty liabilities was as follows for the six months ended July 3, 2005.

	Balance at beginning of period	Accrual for warranties issued during the period	Changes in accruals related to pre-existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period
Six months ended July 3, 2005
Product warranty liability	$604	$192	$(99)	$(227)	$470

Other guarantees

The Company had delivered to its landlords and customers bank guarantees aggregating to $1,502 at December 31, 2004 and $1,503 at July 3, 2005. The foregoing figures represent the maximum potential amount of future payments the Company could be required to make under these guarantees. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. These pledges have been classified as restricted cash. The Company has not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote. These guarantees will all expire before the end of 2010 with the majority expiring in the fourth quarter of 2010.

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

Airspan has approved a settlement agreement and related agreements which set forth the terms of a settlement between Airspan, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. Airspan would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Airspan to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Airspan. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Airspan’s insurance carriers should arise, Airspan’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs were required to submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have submitted to the Court a revised settlement agreement consistent with the Court’s opinion. The revised settlement agreement has been approved by all of the issuer defendants that are not in bankruptcy. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the court will grant final approval to the settlement. If the settlement agreement is not approved and Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

Except as set forth above, the Company is not currently subject to any other material legal proceedings. The Company may from time to time become a party to various other legal proceedings arising in the ordinary course of its business.

REVENUE RECOGNITION

On June 16, 2005 the Company acquired ArelNet. ArelNet’s products include VoIP network infrastructure equipment and solutions, including soft switches and gateways that may include a significant amount of software. Revenue is recognized on these products when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and American Institute of Certified Public Accountants Statement Of Position No. 97-2, Software Revenue Recognition, as amended. When products contain significant software elements as well as non-software elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple-element arrangements generally include software, post-contract support (PCS or software maintenance), and in some cases, other professional services. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements. The determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence. As the ArelNet acquisition was consummated near the end of the quarter revenue accounted for under SOP 97-2 for the second quarter 2005 was insignificant.

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

STOCK COMPENSATION

At July 3, 2005, the Company had three stock option employee compensation plans, the 2004 omnibus equity compensation plan and the 2000 Employee Stock Purchase Plan (“ESPP”). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No.25 Accounting for Stock Issued to Employees, and related interpretations. In all periods shown, the Company has valued stock-based employee compensation using the intrinsic value method. All options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. There was no stock-based compensation cost reflected in net income in 2004 and 2005 related to these stock option plans. Awards under the 2004 omnibus equity compensation plan may be made to Participants in the form of (i) Incentive Stock Options; (ii) Nonqualified Stock Options; (iii) Stock Appreciation Rights; (iv) Restricted Stock; (v) Deferred Stock; (vi) Stock Awards; (vii) Performance Shares; (viii) Other Stock-Based Awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under this Plan and the law. The Company recognized a charge of $137 in the first six months of 2005 relating to the issuance of 200,000 shares of restricted stock awarded in January 2005 under the 2004 omnibus equity compensation plan. The restricted stock vests over a four-year period from January 28, 2005. In addition, 100,000 shares of the 200,000 shares have performance conditions relating to 2005 annual earnings and shipment targets.

During 2005 the Company commenced contributions to a 401(K) pension plan (the “401(K) Plan”) for its U.S. employees. Pursuant to the 401(K) Plan the Company will match contributions made by a participating employee up to the lower of (i) 6% of such employee’s gross salary or (ii) the annual plan maximum, which is $8 per employee in 2005. The Company’s contributions are made quarterly in the form of shares of the Company’s common stock by using the closing price of the Company’s common stock as reported on the Nasdaq National Market on the last business day of each calendar quarter. During the second quarter of 2005, the Company issued 2,118 shares under the 401(k) Plan at $5.55 per share. The aggregate value of the Company’s contribution ($12) was recorded as a stock compensation expense in the second quarter 2005.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Quarter Ended		Year-to-Date
	July 4, 2004	July 3, 2005	July 4, 2004	July 3, 2005
	(unaudited)		(unaudited)
Net loss, as reported	$(4,408)	$(6,726)	$(9,793)	$(9,635)
Add back:
Stock-based employee compensation cost included in the determination of net loss as reported	—	96	—	149
Deduct:
Stock-based employee compensation cost that would have been included in the determination of net loss if the fair value method had been applied to all awards	(496)	(528)	(997)	(1,093)
Pro forma net loss	$(4,904)	$(7,158)	$(10,790)	$(10,579)
Net loss per share - basic and diluted	$(0.12)	$(0.17)	$(0.27)	$(0.25)
Pro forma net loss per share - basic and diluted	$(0.14)	$(0.19)	$(0.30)	$(0.28)

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

ACQUISITIONS

On June 16, 2005, the Company consummated its acquisition of all of the outstanding shares of capital stock of ArelNet. This business combination has been accounted for under the purchase method and the results of operations of ArelNet from June 16, 2005 to July 3, 2005 are included in the consolidated statement of operations of the Company. ArelNet. is a pioneer in VoIP network infrastructure equipment and solutions, including soft switches and gateways supporting all major VoIP standards. ArelNet has extensive experience worldwide, having installed network equipment with a capacity exceeding two billion minutes per year.
ArelNet was acquired to enable the Company to develop carrier grade voice telephony using switching and gateway technologies in the Company’s WiMAX data platforms for a purchase price of $9.5 million, comprised of $4.0 million of cash, 1,001,325 shares of the Company’s common stock valued at $4.8 million, employee stock options to purchase 100,000 shares of the Company’s common stock valued at $0.3 million and $0.4 million of direct acquisition costs. Of the total purchase price $0.5 million was deposited in escrow with an escrow agent to secure the sellers’ representations and warranties under the purchase agreement. These funds will remain in escrow until June 16, 2006, unless sooner released to us in payment of indemnification claims. The options issued to ArelNet employees were valued in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation” and measured at fair value using a Black-Scholes option-pricing model. In accordance with EITF 99-12 –“ Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” and FASB Statement No. 141, “Business Combinations”, the 1,001,325 shares issued in connection with the transaction were valued based on market prices on the three days before the measurement date of June 16, 2005.
The Company is in the process of evaluating the net assets acquired and expects to finalize the purchase price allocation within the next quarter. The Company has engaged an independent third party to assist in the valuation of intangible assets and the valuation of these separately identified intangible assets used in this report is based on the independent third party’s initial report. The allocation of the purchase price at the end of the second quarter 2005 is therefore preliminary.

Calculation of purchase price:
Total

Cash consideration	$4,000
Shares issued	4,752
Options granted	309
Direct acquisition costs	450
Total purchase price	$9,511

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

The following table shows the preliminary purchase price allocation.

Allocation of purchase price	Historical book value	Purchase price allocation/fair value adjustments	Fair value
Cash	$18	—	$18
Accounts receivable	1,507	$(548)	959
Inventory	1,161	(789)	372
Prepaid expenses and other current assets	581	(19)	562
Property, plant and equipment, net	110	161	271
Other long term assets	1,037	(64)	973
Intangible assets, net:
Core developed technology	—	2,440	2,440
Other technology	—	65	65
Customer relationships	—	45	45
Backlog	—	160	160
Accounts payable	(169)	—	(169)
Deferred revenue	(1,510)	1,490	(20)
Customer advances	—	(386)	(386)
Accrued taxes	(225)	—	(225)
Other accrued expenses	(2,228)	(293)	(2,521)
Goodwill	—	6,967	6,967
Total purchase price	$282	$9,229	$9,511

All intangible assets acquired, other than goodwill, as preliminarily identified by the independent third party, are subject to amortization over the periods shown in the table below:

	Value	Life in years
Core developed technology	$2,440	5
Other technology	65	5
Customer relationships	45	3
Backlog	160	0.5

Weighted-average amortization period	$2,710	4.7

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

The unaudited pro forma revenue and net loss of the Company for the periods indicated, as if the ArelNet acquisition had occurred as of January 1 2004 and January 1, 2005, respectively, are shown in the following table.

	Year-to-Date
	July 4, 2004	July 3, 2005
Revenue	$32,345	$44,358
Net loss	$(10,133)	$(10,172)

Net Loss per share- basic and diluted	$(0.27)	$(0.26)
Weighted average shares outstanding- basic and diluted	37,035,368	39,319,199

There were no extraordinary items or cumulative effect of accounting changes included in the pro forma results of operations. The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred at January 1, 2004 or 2005, nor are they necessarily indicative of future operating results.

INVENTORY

Inventory consists of the following:

	December 31, 2004	July 3, 2005
		(unaudited)
Purchased parts and materials	$4,419	$5,163
Work in progress	1,214	1,190
Finished goods and consumables	7,201	7,941
	$12,834	$14,294

ACCRUED RESTRUCTURING CHARGES

In the fourth quarter of 2002 the decision was made to completely outsource all our manufacturing. As a result the Company recorded a $975 restructuring charge for the closure of its Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $368 was recognized as restructuring in the income statement in the fourth quarter of 2003 as the Company reassessed the ability to sublease the Riverside facility. During the second quarter of 2005 the Company recognized an additional restructuring charge of $1,150 for additional costs related to certain facility charges in respect of buildings in the UK. The total amount expected to be incurred as a result of the closure of the Riverside facility is up to $2,493 of which $1,648 remains accrued as at the end of July 3, 2005. All cash outflows in connection with this restructuring are expected to occur by the end of 2007.

During the first quarter of 2004 the Company initiated a program to further reduce operating expenses. This program was completed by the end of the third quarter of 2004. The total cost incurred for this restructuring program was $413, recorded as a restructuring charge, related to termination costs for 21 employees. All of these employees had left the Company by December 31, 2004.

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

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

The restructuring charges and their utilization are summarized as follows:

	Balance at beginning of period	Restructuring charge	Accrued on acquisition	Utilized	Balance at end of period
	(unaudited)	(unaudited	(unaudited)	(unaudited)	(unaudited)
Three months ended July 3, 2005
Contract termination costs	$521	$1,150	—	$(79)	$1,592
Other associated costs	59	—	—	(3)	56
	$580	$1,150	$—	$(82)	$1,648

Six months ended July 3, 2005
Contract termination costs	$599	$1,150	—	$(157)	$1,592
Other associated costs	61	—	—	(5)	56
	$660	$1,150	$—	$(162)	$1,648

Year ended December 31, 2004
One-time termination benefits	—	$413	—	$(413)	—
Contract termination costs	$947	—	—	(348)	$599
Other associated costs	592	—	$(339)	(192)	61
	$1,539	$413	$(339)	$(953)	$660

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

An analysis of revenue by geographical market is given below:

	Quarter Ended		Year-to-Date
	July 4, 2004	July 3, 2005	July 4, 2004	July 3, 2005
	(unaudited)		(unaudited)
USA and Canada	$1,029	$2,183	$1,204	$3,382
Asia	1,820	3,613	2,908	5,382
Europe	2,146	1,229	4,527	3,446
Africa and the Middle East	265	1,745	960	3,159
Latin America and Caribbean	12,992	11,539	21,073	27,158
	$18,252	$20,309	$30,672	$42,527

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

COMPREHENSIVE LOSS

Total comprehensive loss was $4,997 for the quarter ended July 4, 2004 and $6,726 for the quarter ended July 3, 2005 comprising:

	Quarter Ended		Year-to-Date
	July 4, 2004	July 3, 2005	July 4, 2004	July 3, 2005
	(unaudited)		(unaudited)
Net loss	$(4,408)	$(6,726)	$(9,793)	$(9,635)
Other comprehensive income/(loss):
Movement in the fair value of cash flow hedges
- unrealized gain on foreign currency cash flow hedges	(15)	—	229	—
- reclassification of adjustment for gains realized in net loss	(574)	—	(1,036)	(418)
Comprehensive loss	$(4,997)	$(6,726)	$(10,600)	$(10,053)

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase. Shares associated with stock options and or common stock to be issued on the conversion of the Company’s Series A Preferred stock are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

	Quarter Ended		Year-to-Date
	July 4, 2004	July 3, 2005	July 4, 2004	July 3, 2005
	(unaudited)		(unaudited)
Numerator:
Net loss	$(4,408)	$(6,726)	$(9,793)	$(9,635)
Denominator:
Weighted average common shares outstanding basic and diluted	36,174,346	38,554,988	36,034,043	38,317,874
Net loss per share- basic and diluted	$(0.12)	$(0.17)	$(0.27)	$(0.25)

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

In 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“ESPP”), which qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. As of July 3, 2005, there were 1,825,577 shares of common stock reserved for issuance under the ESPP. On August 1, 2005 the Company issued 130,630 shares at $3.72 per share to employees participating in the ESPP.

During the six months ended July 3, 2005, 387,135 options granted pursuant to the 1998 and 2003 stock option plans were exercised at an average exercise price of $1.50. Also during this period, under the 2004 omnibus equity compensation, 200,000 shares of Restricted Stock were issued to employees and 2,118 shares were deposited into U.S. employee’s 401K pension plans.

As mentioned previously on June 16, 2005, the Company consummated its acquisition of all of the outstanding shares of capital stock of ArelNet Ltd. As part of the purchase price the Company issued, among other things, 1,001,325 shares with a market value of $4.8 million.

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

COMPARISON OF THE QUARTER ENDED JULY 3, 2005 TO THE QUARTER ENDED JULY 4, 2004

Revenue

Revenue totaled $20.3 million for the quarter ended July 3, 2005 representing an 11% increase from the $18.3 million reported for the quarter ended July 4, 2004. The increase in revenues was primarily attributable to an increase in sales of our WipLL products. Revenue for the second quarter of 2005 was 9% lower than revenue recorded for the first quarter of 2005, primarily due to lower sales of our Proximity product to Axtel, our largest customer. A shortage of a component used to make some Proximity products negatively impacted the revenues in the second quarter 2005 by preventing the Company from fulfilling all the Proximity orders it had expected to deliver in the quarter. A new supplier of this component has been sourced and the Company delivered the delayed products in the third quarter 2005. During the second quarter 2005, revenue was derived from 128 customers in 65 countries. Geographically, 56% of our revenue was derived from customers in Latin America and the Caribbean, 18% from Asia and 11% from North America. African and Middle Eastern customers and European customers accounted for 9% and 6% of revenues, respectively.

Cost of Revenue

Cost of revenue increased 22% to $14.9 million in the quarter ended July 3, 2005 from $12.2 million in the quarter ended July 4, 2004. All of the increase is attributable to the increase in revenue. The gross profit for the second quarter of 2005 was $5.4 million (27% of revenue) compared to a gross profit of $6.1 million (33% of revenue) for the second quarter 2004 and compared to a gross profit for the first quarter 2005 of $6.9 million (31% of revenue). The decrease in gross profit in the second quarter 2005 as compared to the second quarter 2004 was due primarily to increased manufacturing costs, most of which are attributable to the transition to a new Proximity subscriber terminal and higher product pricing demanded by one of our suppliers. The manufacture of that product was shifted to another, more cost efficient supplier during the quarter.

Research and Development Expenses

Research and development expenses increased 7% to $5.1 million in the quarter ended July 3, 2005 from $4.7 million in the quarter ended July 4, 2004. The increase in expenses was due to our increased investment in our WiMAX development plans. We expect to begin commercial WiMAX deployments in the second half of 2005.

Sales and Marketing Expenses

Sales and marketing expenses remained relatively constant between the second quarter of 2004 and 2005 with $2.8 million for the second quarter of 2004 and $2.7 million for the second quarter of 2005.

Bad Debt Provision

In the second quarter 2005, we recorded bad debt provisions of $0.2 million relating to customer accounts for which management has determined that full recovery was unlikely. We recorded  bad debt provisions of $0.3 million in the corresponding quarter of 2004.

General and Administrative Expenses

General and administrative expenses increased 6% to $3.0 million in the quarter ended July 3, 2005 from $2.8 million in the quarter ended July 4, 2004. The increase is primarily due to an increase in audit, legal and professional expenditures, including costs related to activities to facilitate compliance with the Sarbanes Oxley Act of 2002 and legal and accounting costs incurred in the pursuit of certain acquisition opportunities.

Amortization of Intangibles

We recorded amortization of intangibles expense of $0.1 million in the second quarter 2005 compared with amortization of intangibles expense of $0.2 million for the second quarter 2004. The reduction in amortization expense is a result of the reduction in the value attributed to the intangibles acquired as part of the Proximity purchase in the fourth quarter of 2003. The adjustments to the purchase price allocation in both the second and fourth quarter of 2004 were primarily a result of the increased value attributed to the acquired Proximity inventory. These intangibles are expected to be fully amortized by the end of 2008. During the second quarter 2005, we acquired all of the outstanding equity of ArelNet and identified 4 intangible assets with a total value of $2.7 million. These assets will be amortized over their expected lives of up to five years.

Restructuring

In the second quarter 2005, we recorded a restructuring provision of $1.2 million relating to certain facility charges in respect of buildings in the UK. We recorded a restructuring provision of $0.4 million in the corresponding quarter of 2004 related to a headcount and cost reduction program.

Interest Expense and Interest and Other Income

We had no interest expense in the second quarter of 2005 or the second quarter of 2004. Interest and other income decreased to $0.05 million for the quarter ended July 3, 2005 from $0.7 million for the quarter ended July 4, 2004. The decrease was due primarily to a foreign exchange loss of $0.3 million recorded in the second quarter of 2005 as compared to a foreign exchange gain of $0.6 million recorded in the comparable period of 2004. Interest income increased to $0.4 million in the second quarter of 2005 compared to $0.1 million in the second quarter of 2004 as a result of higher interest rates on higher average cash balances. The foreign exchange loss in the second quarter 2005 is primarily the result of the revaluation of certain monetary sterling assets. The foreign exchange gains in 2004 are primarily a result of our settlement of certain currency hedging contracts entered into by the Company to protect itself against a strengthening of the British pound against the US dollar.

Income Taxes

We did not have a material income tax charge in either the second quarter of 2005 or 2004 primarily due to our current loss making position and losses carried forward. We are subject to US franchise taxes resulting from business activities performed within certain states in the United States of America.

Net Loss

Our net loss of $6.7 million, or $0.17 per share, in the quarter ended July 3, 2005 compares to a net loss of $4.4 million, or $0.12 per share, for the quarter ended July 4, 2004, an increase of $2.3 million, or 53%. Comparing the second quarters of 2005 and 2004, the decrease in gross profit of $0.6 million added to higher operating expenses of $1.0 million and lower net interest and other income of $0.6 million.

Other Comprehensive Loss

Other comprehensive loss for the quarter ended July 3, 2005 from the monthly settlement of certain currency hedging contracts together with the reclassification of their realized gains to net loss was $0.0 million. These forward exchange contracts were used to hedge our UK expenses through to July 2005. Other comprehensive loss for the quarter ended July 4, 2004 was $0.6 million.

COMPARISON OF THE SIX MONTHS ENDED JULY 3, 2005 TO THE SIX MONTHS ENDED JULY 4, 2004

Revenue

Revenue totaled $42.5 million for the six months ended July 3, 2005 representing a 39% increase from the $30.7 million reported for the six months ended July 4, 2004. The increase in revenues was primarily attributable to an increase in sales of our WipLL and Proximity products. A shortage of a component used to make some Proximity products negatively impacted the revenues in the first six months of 2005 by preventing the Company from fulfilling all the Proximity orders it had expected to deliver in the second quarter of 2005. A new supplier of this component has been sourced and the Company delivered the delayed products in the third quarter 2005. During the first six months of 2005, revenue was derived from 177 customers in 71 countries. Geographically, 64% of our revenue was derived from customers in Latin America and the Caribbean, 13% from Asia and 8% from North America. African and Middle Eastern customers and European customers accounted for 7% and 8% of revenues, respectively.

Cost of Revenue

Cost of revenue increased 45% to $30.2 million in the six months ended July 3, 2005 from $20.9 million in the six months ended July 4, 2004. All of the increase is attributable to the increase in revenue. The gross profit for the first six months of 2005 was $12.3 million (29% of revenue) compared to a gross profit of $9.8 million (32% of revenue) for the first six months of 2004. The increase in gross profit in the first six months of 2005 as compared to the first six months of 2004 was due primarily to increased revenue. This was partially offset by increased manufacturing costs, most of which are attributable to the transition to a new Proximity subscriber terminal and higher product pricing demanded by one of our suppliers. The manufacture of that product was shifted to another, more cost efficient supplier during the second quarter of 2005.

Research and Development Expenses

Research and development expenses decreased 1% to $9.7 million in the six months ended July 3, 2005 from $9.8 million in the six months ended July 4, 2004. The decrease in expenses was due to the effect of cost reduction exercises in 2004 partially offset by our increased investment in our WiMAX development plans. We expect to begin commercial WiMAX deployments in the second half of 2005.

Sales and Marketing Expenses

Sales and marketing expenses remained broadly constant at $5.3 million for the first six months of 2004 and $5.2 million for the first six months of 2005.

Bad Debt Provision

In the first six months of 2005, we recorded bad debt provisions of $0.5 million relating to customer accounts for which management has determined that full recovery was unlikely. We recorded  bad debt provisions of $0.3 million in the corresponding period of 2004.

General and Administrative Expenses

General and administrative expenses increased 19% to $5.8 million in the six months ended July 3, 2005 from $4.9 million in the six months ended July 4, 2004. The increase is primarily due to an increase in audit, legal and professional expenditures, including costs related to activities to facilitate compliance with the Sarbanes Oxley Act of 2002 and legal and accounting costs incurred in the pursuit of certain acquisition opportunities.

Amortization of Intangibles

We recorded amortization of intangibles expense of $0.3 million in the first six months of 2005 compared with amortization of intangibles expense of $0.4 million for the first six months of 2004. The reduction in amortization expense is a result of the reduction in the value attributed to the intangibles acquired as part of the Proximity purchase in the fourth quarter of 2003. The adjustments to the purchase price allocation in both the second and fourth quarter of 2004 were primarily a result of the increased value attributed to the acquired Proximity inventory. These intangibles are expected to be fully amortized by the end of 2008. In June 2005, we acquired all of the outstanding equity of ArelNet and identified 4 intangible assets with a total value of $2.7 million. These assets will be amortized over their expected lives of up to five years.

Restructuring

In the first six months of 2005, we recorded a restructuring provision of $1.2 million relating to certain facility charges in respect of buildings in the UK. We recorded a restructuring provision of $0.4 million in the corresponding period of 2004 related to a headcount and cost reduction program.

Interest Expense and Interest and Other Income

We had no interest expense in the first six months of 2005 or the first six months of 2004. Interest and other income decreased to $0.7 million for the six months ended July 3, 2005 from $1.5 million for the six months ended July 4, 2004. The decrease was due primarily to lower foreign exchange gains of $0.1 million recorded in the first six months of 2005 as compared to foreign exchange gains of $1.3 million recorded in the comparable period of 2004. Interest income increased to $0.7 million in the first six months of 2005 compared to $0.2 million in the first six months of 2004 as a result of higher interest rates on higher average cash balances. The foreign exchange gains are primarily a result of our settlement of certain currency hedging contracts entered into by the Company to protect itself against a strengthening of the British pound against the US dollar.

Income Taxes

We did not have a material income tax charge in either the first six months of 2005 or 2004 primarily due to our current loss making position and losses carried forward. We are subject to US franchise taxes resulting from business activities performed within certain states in the United States of America.

Net Loss

Our net loss of $9.6 million, or $0.25 per share, in the six months ended July 3, 2005 compares to a net loss of $9.8 million, or $0.27 per share, for the six months ended July 4, 2004, a decrease of $0.2 million, or 2%. Comparing the first six months of 2005 and 2004, the increase in gross profit of $2.5 million was offset by higher operating expenses of $1.6 million and lower net interest and other income of $0.8 million.

Other Comprehensive Loss

Other comprehensive loss for the six months ended July 3, 2005 arose from the monthly settlement of certain currency hedging contracts together with the reclassification of their realized gains to net income of $0.4 million. These forward exchange contracts were used to hedge our UK expenses through to July 2005. Other comprehensive income for the six months ended July 4, 2004 was $0.1 million.

Critical accounting policies -revenue recognition

On June 16, 2005 the Company acquired ArelNet. ArelNet’s products include VoIP network infrastructure equipment and solutions, including soft switches and gateways that may include a significant amount of software. Revenue is recognized on these products when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB No. 104, Revenue Recognition, and American Institute of Certified Public Accountants Statement Of Position No. 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended. When products contain significant software elements as well as non-software elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple-element arrangements generally include software, post-contract support (PCS or software maintenance), and in some cases, other professional services. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements. The determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence. As the ArelNet acquisition was consummated near the end of the quarter, revenue accounted for under SOP 97-2 for the second quarter 2005 was insignificant.

Restructuring

In the fourth quarter of 2002 the decision was made to completely outsource all our manufacturing. As a result we recorded a $975,000 restructuring charge for the closure of our Riverside, Uxbridge facility in 2003. All of this cost related to the excess facility. A further $368,000 was recognized as restructuring in the income statement in the fourth quarter of 2003 as we reassessed the ability to sublease the Riverside facility. During the second quarter of 2005 we recognized an additional restructuring charge of $1,150,000 for additional costs related to certain facility charges in respect of buildings in the UK. The total amount expected to be incurred as a result of the closure of the Riverside facility is $2,493,000 of which $1,648,000 remains accrued as at the end of July 3, 2005. All cash outflows in connection with this restructuring are expected to occur by the end of 2007.

During the first quarter of 2004 we initiated a new program to further reduce operating expenses. This program was completed by the end of the third quarter of 2004. The total cost incurred for this restructuring program was $413,000, recorded as a restructuring charge, related to termination costs for 21 employees. All of these employees had left the Company by December 31, 2004.

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

The restructuring charges and their utilization are summarized as follows (in US dollar ‘000s):

	Balance at beginning of period	Restructuring charge	Accrued on acquisition	Utilized	Balance at end of period
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Three months ended July 3, 2005
Contract termination costs	$521	$1,150	—	$(79)	$1,592
Other associated costs	59	—	—	(3)	56
	$580	$1,150	$—	$(82)	$1,648

Six months ended July 3, 2005
Contract termination costs	$599	$1,150	—	$(157)	$1,592
Other associated costs	61	—	—	(5)	56
	$660	$1,150	$—	$(162)	$1,648

Year ended December 31, 2004
One-time termination benefits	—	$413	—	$(413)	—
Contract termination costs	$947	—	—	(348)	$599
Other associated costs	592	—	$(339)	(192)	61
	$1,539	$413	$(339)	$(953)	$660

All charges will result in direct cash outlays.

Liquidity and Capital Resources

Since inception, we have financed our operations through private sales of convertible preferred stock, which have totaled $146.5 million (net of transaction expenses) and an initial public offering of common stock, which we completed on July 25, 2000. In the initial public offering, we issued 6,325,000 shares of common stock for approximately $86 million in cash (net of underwriting discounts, commission and other expenses). In our most recent private sale of convertible preferred stock, which we closed in September 2004, we raised $29.2 million through the issuance of Series A preferred stock to Oak Investment Partners XI, Limited Partnership. In November 2004, we also raised $4.4 million through the sale of treasury stock that was acquired through a share buy back program completed in 2002. We have used the proceeds of the sales of securities to finance acquisitions, for working capital and for other general corporate purposes.

As of July 3, 2005, we had cash and cash equivalents of $45.6 million and $1.9 million of restricted cash. Restricted cash is held as collateral for landlords and customers and contributions from employees in respect of the Employee Share Purchase Plan. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments.

Until we are able to generate cash from operations, if ever, we intend to use our existing cash resources to finance our operations and/or business combinations. We believe we have sufficient cash resources to finance operations for at least the next twelve months.

For the six months ended July 3, 2005, we used $15.9 million of cash in operating activities compared with a cash inflow of $12.0 million for the six months ended July 4, 2004. The operating cash outflow for the first half of 2005 was primarily a result of a decrease in accounts payable, customer advances and accrued expenses of $10.1 million, $1.3 million, $2.0 million respectively, the net loss of $9.6 million, and an increase in inventories of $1.1 million. The cash outflow was partially offset by a decrease in accounts receivables of $5.7 million. The cash inflow from operations for the first six months of 2004 was primarily a result of our net increase in customer advance payments of approximately $15.0 million in connection with contract payments made by a customer in Latin America and the Caribbean in addition to a decrease in inventory levels ($4.9 million) and a decrease in accounts receivable ($2.8 million). The cash inflow was partially offset by a net loss of $9.8 million and a $2.9 million increase in other current assets primarily related to amounts due from our contract manufacturer for inventories purchased from Airspan. Days sales outstanding increased to 67 days at the end of the second quarter 2005 from 49 at the end of the fourth quarter 2004, and compared to 45 days at the end of the second quarter 2004. Inventory turns were 4.2 at the end of the second quarter of 2005, compared with 8.4 for the fourth quarter 2004 and 2.8 turns for the second quarter of 2004.

The net cash used in investing activities for the first six months of 2005 was $5.1 million, comprised of $0.9 million for capital purchases and $4.2 million for the acquisition of ArelNet. For the same period in 2004 capital purchases were $1.0 million.

Our net cash inflow from financing activities for the six months ended July 3, 2005 was $0.3 million compared with an outflow of $22.5 million for the six months ended July 4, 2004. During the first six months of 2005, we generated $0.6 million upon the exercises of stock options. This inflow was partially offset by a $0.2 million increase in restricted cash. Restricted cash increases when the Company issues a guarantee secured by cash collateral or additional contributions are collected from employees under the ESPP and decreases whenever such a guarantee is cancelled or shares are actually purchased under the ESPP. For the comparable period of 2004 we generated $0.8 million upon the exercise of stock options but this was more than offset by a $23.3 million increase in restricted cash.

We have no material commitments other than obligations on operating leases and purchase commitments to our manufacturing subcontractors as at July 3, 2005. These purchase commitments totaled $21.1 million at December 31, 2004 and at July 3, 2005 totaled $24.1 million.

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

We have raised in the past and may in the future seek to raise additional equity or debt capital to assist us in financing an acquisition and/or on-going operations of any business that we acquire. Among other securities, we may seek to sell additional shares of common stock, or shares of an existing or newly designated class of preferred stock or debt securities. We have not, as of the date of this report, entered into any definitive financing arrangements other than those described above and we anticipate that the terms of such financing, if secured, will be determined at some future date. There can be no assurances that we will be able to secure equity or debt capital in amounts and on terms acceptable to us. Although we will seek to secure financing on terms and conditions favorable to the Company and its existing shareholders, we may seek to raise capital by issuing securities, which, under certain circumstances, enjoy certain preferences and/or priorities relative to the common stock.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of July 3, 2005 and December 31, 2004, we had cash, cash equivalents and restricted cash of $47.6 million and $68.0 million, respectively. Substantially all of these amounts consisted of highly liquid investments with purchase to maturity terms of less than 90 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from July 3, 2005 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

For the six months ended July 3, 2005, 95% of our sales were denominated in U.S. dollars, 2% were denominated in euro and 2% were denominated in Australian dollars. Comparatively, for the six months ended July 4, 2004, 96% of our sales were denominated in US dollars, 3% were denominated in euro, and 1% was denominated in Australian dollars. Our total euro denominated sales for the six months ended July 3, 2005 were $1.0 million, which were recorded at an average exchange rate of $1US = €0.7714. Our total Australian dollar denominated sales for the six months ended July 3, 2005 were $0.9 million,  which were recorded at an average exchange rate of $1US = AUS$1.289. If the average exchange rates used had been higher or lower during the six month period ended July 3, 2005 by 10%, they would have decreased or increased the total Australian dollar and euro-denominated sales value by $0.2 million. We expect the proportions of sales in euro and Australian dollars to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not take into account changes in sales volumes.

We have from time to time entered into fair value currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than US dollars. We do not enter into any currency hedging activities for speculative purposes. The costs of these contracts are included under interest and other income in our financial statements. There were no fair value currency hedge contracts outstanding at July 3, 2005. We will continue to monitor our foreign currency exposures and may modify hedging strategies, as we deem prudent.

We have also entered from time to time into cash flow currency hedges to hedge our expected sterling expenditure. We assess the exposure of the Company to certain currencies on a quarterly basis and we obtain inputs from various financial institutions relating to forecast currency exchange rates. Based on that assessment and forecast exchange rates, we enter into currency hedges to hedge our expected exposure to those currencies for periods up to twelve months. The amounts we hedge are not expected to exceed forecasted expenditures in those periods. Our operating results are affected by movement in foreign currency exchange rates, particularly the rate between U.S. dollars and U.K. pounds sterling and the rate between U.S. dollars and Israeli shekels. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and Israeli shekels. During the six months ended July 3, 2005, we paid expenses in local currency of approximately 4.9 million pounds sterling, at an average rate of $1US = 0.5298 pounds sterling. During the six months ended July 3, 2005, we paid expenses in local currency of approximately 17.8 million Israeli shekels, at an average rate of $1US = 4.3536 shekels. If the expenses in pounds sterling had not been hedged and the average exchange rates for U.K. pounds sterling and Israeli shekels had been higher or lower for the six month period ended July 3, 2005 by 10%, the total pounds sterling and Israeli shekel denominated operating expenses would have decreased or increased by $1.0 million and $0.5 million respectively.

We expect the proportions of operating expenses paid in pounds sterling and Israeli shekels to fluctuate over time. We had no outstanding forward exchange contracts at July 3, 2005.

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

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were (1) not sufficiently designed to ensure that material information relating to Airspan, including our consolidated subsidiaries, was made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) not effective, in that they did not provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, and summarized in accordance with the SEC's rules and forms. More specifically, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in the Company's internal control over financial reporting described in the following paragraph.

Subsequent to July 3, 2005 we became aware of a material weakness in our internal control over financial reporting. The Public Company Accounting Oversight Board's Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our processes and procedures relating to the appropriate accounting treatment for the recognition of revenue under certain types of extended payment arrangements in our sales contracts did not operate effectively. Specifically two second quarter 2005 customer contracts with extended payment terms, involving revenue of approximately $1 million, were not accounted for in accordance with generally accepted accounting principles in our initial closing of our consolidated financial information for the quarter ended July 3, 2005. We identified these contracts to our independent registered public accounting firm and following our independent registered public accounting firms’ quarterly review procedures, the correct accounting for the contracts in question was subsequently determined and applied, prior to the public release of our financial information for the second quarter of 2005 and, in accordance with that accounting, the related revenue was deferred.

Remediation steps to address the material weakness relating to revenue recognition accounting and disclosure of sales contracts with extended payment terms.

To address the Company's material weakness relating to revenue recognition accounting under sales contracts with extended payment terms, the Company is in the process of enhancing its internal control processes and procedures in order to be able to comprehensively review the accounting and disclosure implications of such transactions.

Remediation of material weakness relating to the accounting for complex and non-standard Stockholders’ equity transactions

Management restated the financial statements included in the Company's Quarterly Report on Form 10-Q for the period ended October 3, 2004 and the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 by filing a Form 10-Q/A and Form 10-K/A on April 27, 2005. These restatements were required to correct the Company’s omission in its 2004 consolidated financial statements of a $10.4 million, non-cash deemed dividend from the embedded beneficial conversion feature associated with the issuance of Series A Preferred Stock on September 13, 2004. This resulted in the misstatement of the net loss attributable to common stockholders and net loss per share as well as a misclassification within stockholders' equity at October 3, 2004 and December 31, 2004. As a result, management concluded that there was a control deficiency that was a material weakness and that the Company did not maintain effective controls over financial reporting at October 3, 2004, December 31, 2004 and April 3, 2005.

During the second fiscal quarter the Company enhanced its internal control over financial reporting processes to reduce the likelihood of errors in connection with the Company’s review of the accounting and disclosure implications of complex and non-standard Stockholders’ equity transactions.

Specifically, management has designed new internal control procedures so that complex and non standard Stockholders’ equity transactions are accounted for in accordance with generally accepted accounting principles. We have:
•	Added an additional control that requires a comprehensive and review of equity transactions for the period, and
•	Required formal documentation and review of the accounting impact of any new equity transaction.

We believe we have taken the steps necessary to remediate the material weakness relating to our complex and non-standard Stockholders’ equity transactions accounting processes, procedures and controls; however, we cannot confirm the effectiveness of our enhanced internal controls with respect to our complex and non-standard Stockholders’ equity transactions until we and our independent auditors have conducted sufficient testing. Accordingly, we will continue to monitor vigorously the effectiveness of these processes, procedures and controls and will make any further changes management determines appropriate.

Except as described above, there have been no significant changes in Airspan’s internal controls over financial reporting that occurred during Airspan’s second fiscal quarter that have materially affected or are reasonably likely to materially affect, Airspan’s internal control over financial reporting.

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

Airspan has approved a settlement agreement and related agreements which set forth the terms of a settlement between Airspan, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. Airspan would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Airspan to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Airspan. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Airspan’s insurance carriers should arise, Airspan’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs were required to submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have submitted to the Court a revised settlement agreement consistent with the Court’s opinion. The revised settlement agreement has been approved by all of the issuer defendants that are not in bankruptcy. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the court will grant final approval to the settlement. If the settlement agreement is not approved and Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (the Annual Meeting) was held at Airspan’s offices in Boca Raton, Florida, on June 22, 2005, for the following purposes:

•	To elect eight members to Airspan’s Board of Directors to hold office until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified;

•	To consider and vote upon a proposal to approve of and ratify the selection of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending December 31, 2005; and

•
To approve an amendment to Section 11 of the Company’s Articles of Amendment to its Articles of Incorporation setting forth the rights, preferences and privileges of the Series A Preferred Stock (the “Certificate of Designation”) to modify the voting rights of the holders of the Series A Preferred Stock.

The number of outstanding shares of the Company’s Common Stock and Series A Preferred Stock as of April 27, 2005, the record date for the Annual Meeting, was 38,001,454 and 73,000, respectively. 29,270,738 shares of Common Stock and 73,000 shares of Series A Preferred Stock were represented in person or by proxy at the Annual Meeting.

Pursuant to the Company’s Articles of Incorporation, shareholders are entitled to one vote for each share of Common Stock and 100 votes for each share of Series A Preferred Stock. However, the sole holder of the Series A Preferred Stock entered into an agreement with the Company pursuant to which it agreed that it would not vote, and would take such action as is deemed reasonably necessary to evidence its abstention from voting with respect to, 14 votes per each of its shares of Series A Preferred Stock.

The following directors were elected at the Annual Meeting: (i) Matthew J. Desch, (ii) Eric D. Stonestrom, (iii) H. Berry Cash, (iv) Thomas S. Huseby, (v) David A. Twyver, (vi) Guillermo Heredia, (vii) Michael T. Flynn and (viii) Randall E. Curran.

The following table sets forth the number of votes cast for, against, or withheld for each director nominee, as well as the number of abstentions and broker non-votes as to each such director nominee:

Director Nominee	Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions	Broker Non-Votes
Matthew J. Desch	34,646,980	—	1,923,758	—	—
Eric D. Stonestrom	36,524,410	—	46,328	—	—
H. Berry Cash	36,486,950	—	83,787	—	—
Thomas S. Huseby	35,095,023	—	1,475,715	—	—
David A. Twyver	36,448,328	—	122,410	—	—
Guillermo Heredia	36,492,754	—	77,983	—	—
Michael T. Flynn	36,464,518	—	106,220	—	—
Randall E. Curran	36,475,570	—	95,168	—	—

With respect to the proposal to approve of and ratify the selection of Ernst & Young, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005: (i) 36,519,062 votes were cast for such proposal and, (ii) 42,321 votes were cast against such proposal and (iii) 9,354 shares abstained from voting on such proposal. No votes were withheld nor were there any broker non-votes with respect to such proposal. Accordingly, the proposal to approve of and ratify Ernst & Young, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005, was approved by the shareholders.

With respect to the proposal to amend the Company’s Articles of Incorporation: (i) 21,247,569 votes were cast for such proposal and, (ii) 728,530 votes were cast against such proposal, (iii) 52,924 shares abstained from voting on such proposal and (iv) there were 14,541,715 broker non-votes with respect to such proposal. No votes were withheld with respect to such proposal. Accordingly, the proposal to amend the Articles of Incorporation was approved by the shareholders.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Airspan (1)
3.2	Articles of Amendment to the Articles of Incorporation (2)
3.3	Amended and Restated Bylaws of Airspan (3)
4.1	Form of Airspan’s common stock certificate (4)
10.1	1998 Stock Option and Restricted Stock Plan (4)
10.2	2000 Employee Stock Purchase Plan, as amended (4)
10.3	Employment Agreement with Eric Stonestrom (4), (5)
10.4	Employment Agreement with Jonathan Paget (4), (5)
10.5	Employment Agreement with Peter Aronstam, as amended (5), (7)
10.6	2001 Supplemental Stock Option Plan (6)
10.7	Employment Agreement with Henrik Smith-Petersen (5), (7)
10.8	Employment Agreement with David Brant (5), (7)
10.9	2003 Supplemental Stock Option Plan (3)
10.10	Airspan Omnibus Equity Compensation Plan (1)
10.11	Purchase and License Agreement, dated as of December 28, 2004, by and between Airspan Communications Limited and Axtel S.A. de C.V. (11) (13)
10.12	Technical Assistance Support Services Agreement for FWA Equipment, dated as of February 14, 2003, by and between Nortel Networks UK Limited and Axtel, S.A. de C.V. (8)**

10.13	Preferred Stock Purchase Agreement, dated as of September 10, 2004 among Airspan Networks, Inc. and Oak Investment Partners XI, Limited Partnership (9)
10.14	Amendment to Preferred Stock Purchase Agreement (10)
10.15	Amendment Agreement No. 3 to FWA TASS, dated as of December 28, 2004, between Airspan Communications Limited and Axtel S.A. de C.V. (11) (12)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

*      Filed herewith

**    Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*** Furnished herewith

1	Incorporated by reference to Airspan’s Form 10-Q for the quarter ended April 4, 2004.
2	Incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004.
3	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2003.
4	Incorporated by Reference to Airspan’s Registration Statement on Form S-1 (333-34514) filed July 18, 2000
5	Management Agreement or Compensatory Plan or Arrangement
6	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2000
7	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2002
8.	Incorporated by reference by the Company’s report on Form 8-K/A filed on July 6, 2004.
9	Incorporated by reference to the Company’s report on Form 8-K filed on September 13, 2004.
10	Incorporated by reference to the Company’s report on Form 8-K filed on September 27, 2004.
11	Portions of this document have been omitted and were filed separately with the SEC on March 16, 2005 pursuant to a request for confidential treatment.
12	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004.
13	Incorporated by reference to the Company’s report on Form 8-K filed on June 9, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2005

AIRSPAN NETWORKS INC.

By:	/s/ PETER ARONSTAM
Peter Aronstam
Chief Financial Officer