Form 10-Q
period 2005-10-02
AIRSPAN NETWORKS INC
filed 2005-11-14
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐  No  ☒

Number of shares outstanding of the registrant’s common stock as of November 4, 2005: 39,414,792

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
AIRSPAN NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)
	December 31, 2004 (1)	October 2, 2005
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$66,296	$50,796
Restricted cash	1,687	1,549
Accounts receivable, less allowance for doubtful accounts of $2,814 at December 31, 2004 and $3,553 at October 2, 2005	20,947	22,187
Unbilled accounts receivable	43	532
Inventory	12,834	14,943
Prepaid expenses and other current assets	5,702	4,752
Total Current Assets	107,509	94,759
Property, plant and equipment, net	3,707	4,615
Goodwill	789	7,800
Intangible assets, net	1,672	3,790
Long-term accounts receivable	305	—
Other non-current assets	1,216	2,291
Total Assets	$115,198	$113,255
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$24,615	$19,594
Accrued taxes	653	651
Deferred revenue	627	1,961
Customer advances	4,789	11,172
Other accrued expenses	11,349	12,442
Total Current Liabilities	42,033	45,820

Stockholders’ Equity
Preferred stock, $0.0001 par value; 74,200 shares authorized at December 31, 2004 and October 2, 2005: 73,000 issued at December 31, 2004 and October 2, 2005	—	—
Common stock, $0.0003 par value; 100,000,000 shares authorized at December 31, 2004 and October 2, 2005: 37,644,627 issued at December 31, 2004 and 39,413,542 issued at October 2, 2005	11	12
Note receivable - stockholder	(87)	(87)
Additional paid in capital	260,356	266,805
Accumulated other comprehensive income	418	—
Accumulated deficit	(187,533)	(199,295)
Total Stockholders’ Equity	73,165	67,435
Total Liabilities and Stockholders’ Equity	$115,198	$113,255

(1) Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements

AIRSPAN NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except for share and per share data)

	Quarter Ended		Year-to-Date
	October 3, 2004	October 2, 2005	October 3, 2004	October 2, 2005
	(unaudited)		(unaudited)
Revenue	$26,452	$30,545	$57,124	$73,072
Cost of revenue	(18,294)	(21,462)	(39,169)	(51,711)
Inventory provision	(1,099)	—	(1,099)	—
Gross profit	7,059	9,083	16,856	21,361
Operating expenses:
Research and development	4,495	5,398	14,284	15,058
Sales and marketing	2,782	2,858	8,094	8,105
Bad debt provision	249	307	549	802
General and administrative	3,342	3,223	8,221	9,046
Amortization of intangibles	175	337	579	593
Restructuring provision	16	—	413	1,150
Total operating expenses	11,059	12,123	32,140	34,754
Loss from operations	(4,000)	(3,040)	(15,284)	(13,393)
Interest expense	—	—	—	—
Interest and other income	591	345	2,084	1,068
Loss before income taxes	(3,409)	(2,695)	(13,200)	(12,325)
Income tax charge/(credit)	48	(567)	50	(562)
Net loss	(3,457)	(2,128)	(13,250)	(11,763)
Deemed dividend associated with the beneficial conversion of preferred stock	(10,439)	—	(10,439)	—
Net loss attributable to common stockholders	$(13,896)	$(2,128)	$(23,689)	$(11,763)
Net loss attributable to common stockholders per share - basic and diluted	$(0.38)	$(0.05)	$(0.65)	$(0.30)
Weighted average shares outstanding- basic and diluted	36,439,662	39,396,155	36,169,249	38,677,301

The accompanying notes are an integral part of these condensed consolidated financial statements

AIRSPAN NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year-to-date
	October 3, 2004	October 2, 2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,250)	$(11,763)
Adjustments to reconcile net loss to net cash from/(used) in operating activities:
Depreciation and amortization	1,975	1,894
Loss on sale of property, plant and equipment	—	19
Stock compensation	—	251
Change in operating assets and liabilities:
Increase in receivables	(196)	(281)
Decrease/(increase) in inventories	9,688	(1,737)
(Increase)/decrease in other current assets	(3,487)	605
Increase/(decrease) in accounts payable	6,725	(5,190)
Increase in deferred revenue	72	1,314
Increase in customer advances	3,609	5,996
Decrease in accrued expenses	(439)	(1,887)
(Increase)/decrease in long-term accounts receivable	(305)	305
Increase in other non current assets	(135)	(102)
Net cash from/(used in) operating activities	4,257	(10,576)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,855)	(1,958)
Acquisition of ArelNet (net of cash acquired)	—	(4,242)
Net cash used in investing activities	(1,855)	(6,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	373	485
Repayment of note receivable - stockholder	43	—
Exercise of stock options	901	653
Proceeds from the sale of Series “A” preferred stock, net of issuance costs	29,132	—
Restricted cash movement	(14,841)	138
Net cash from financing activities	15,608	1,276
Increase/(decrease) in cash and cash equivalents	18,010	(15,500)
Cash and cash equivalents, beginning of period	33,926	66,296
Cash and cash equivalents, end of period	$51,936	$50,796

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

In June 2005, we completed our acquisition of all of the outstanding shares of ArelNet Limited (“ArelNet”), an Israeli company providing Voice over IP (“VoIP”) network infrastructure equipment and solutions, including soft switches and gateways supporting major VoIP standards. ArelNet’s iTone VoIP system is a carrier class, turnkey solution that provides carriers with Class 4, Class 5 and IP-Centrex solutions and has a Softswitch and Gateways supporting SIP and H323. i-Tone’s design provides customers; carriers, next-generation telephone carriers, cellular providers and Internet telephony service providers with a wide range of solutions with the best price/performance system for IP telephony. Under the Purchase Agreement, we acquired all of the outstanding shares of ArelNet, for a purchase price of $9.4 million, comprised of $4.0 million of cash, $4.8 million of the Company's common stock (1,001,325 shares), $0.3 million of employee stock options and transaction costs of approximately $0.4 million.

On November 9, 2005, we acquired Radionet Oy, Ltd. of Finland under a Share Purchase Agreement. Radionet is a provider of municipal wireless Hotzones (a Hotzone is created by linking wireless local-area networks, known as hotspots), community networks, mobile broadband solutions for industrial applications, such as ports, mines and public transport, and link solutions for wireless backhaul and enterprises. Operating in unlicensed frequency bands using IEEE802.11 a/b/g Wi-Fi standards, the product architecture includes network and subscriber management capabilities and a patented “MageIP”™ technology that allows roaming within Hotzones. The purchase price paid was $1.8 million cash, in return for 99.72% of the outstanding common stock. We will pay an additional $0.1 million cash if the outstanding balance of shares and options are tendered for sale by November 24, 2005.

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

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date included in Amendment No. 1 to the Company’s Form 10-K/A for the year ended December 31, 2004 but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended by Amendment No. 1 on Form 10-K/A.

All notes to the condensed consolidated financial statements are shown in thousands, except for share and per share data.

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

CONTINGENCIES

Warranty

The Company provides a limited warranty for periods, usually ranging from twelve to twenty-four months, to all purchasers of its new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and is amortized over the warranty period. Management believes that the amounts provided for are sufficient for all future warranty costs on equipment sold through October 2, 2005 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in the Company’s product warranty liabilities was as follows for the nine months ended October 2, 2005.

	Balance at beginning of period	Accruals acquired on acquisition	Accrual for warranties issued during the period	Changes in accruals related to pre-existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period
Nine months ended October 2 2005
Product warranty liability	$604	$120	$372	$(209)	$(319)	$568

Other guarantees

The Company had delivered to its landlords and customers bank guarantees aggregating to $1,502 at December 31, 2004 and $1,487 at October 2, 2005. The foregoing figures represent the maximum potential amount of future payments the Company could be required to make under these guarantees. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. These pledges have been classified as restricted cash. The Company has not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote. These guarantees will all expire before the end of 2010 with the majority expiring in the fourth quarter of 2010.

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

Airspan has approved a settlement agreement and related agreements which set forth the terms of a settlement between Airspan, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. Airspan would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Airspan to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Airspan. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Airspan’s insurance carriers should arise, Airspan’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the court will grant final approval to the settlement. If the settlement agreement is not approved and Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

Except as set forth above, the Company is not currently subject to any other material legal proceedings. The Company may from time to time become a party to various other legal proceedings arising in the ordinary course of its business.

REVENUE RECOGNITION

On June 16, 2005 the Company acquired ArelNet. ArelNet’s products include VoIP network infrastructure equipment and solutions, including soft switches and gateways that may include a significant amount of software. Revenue is recognized on these products when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and American Institute of Certified Public Accountants Statement Of Position No. 97-2, (SOP 97-2) Software Revenue Recognition, as amended. When products contain significant software elements as well as non-software elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple-element arrangements generally include software, post-contract support (PCS or software maintenance), and in some cases, other professional services. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements. The determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence. Revenue accounted for under SOP 97-2 for the third quarter 2005 was insignificant.

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

STOCK COMPENSATION

At October 2, 2005, the Company had three stock option employee compensation plans, the 2004 omnibus equity compensation plan and the 2000 Employee Stock Purchase Plan (“ESPP”). The Company accounts for these plans under the recognition and measurement principles of APB Opinion No.25 Accounting for Stock Issued to Employees, and related interpretations. In all periods shown, the Company has valued stock-based employee compensation using the intrinsic value method. All options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. There was no stock-based compensation cost reflected in net income in 2004 and 2005 related to these stock option plans. Awards under the 2004 omnibus equity compensation plan may be made to Participants in the form of (i) Incentive Stock Options; (ii) Nonqualified Stock Options; (iii) Stock Appreciation Rights; (iv) Restricted Stock; (v) Deferred Stock; (vi) Stock Awards; (vii) Performance Shares; (viii) Other Stock-Based Awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under this Plan and the law. The Company recognized a charge of $224 in the first nine months of 2005 relating to the issuance of 200,000 shares of restricted stock awarded in January 2005 under the 2004 omnibus equity compensation plan. The restricted stock vests over a four-year period from January 28, 2005. In addition, 100,000 shares of the 200,000 shares have performance conditions relating to 2005 annual earnings and shipment targets.

During 2005 the Company commenced contributions to a 401(K) retirement plan (the “401(K) Plan”) for its U.S. employees. Pursuant to the 401(K) Plan the Company will match contributions made by a participating employee up to the lower of (i) 6% of such employee’s gross salary or (ii) the annual plan maximum, which is $8 per employee in 2005. The Company’s contributions are made quarterly in the form of shares of the Company’s common stock by using the closing price of the Company’s common stock as reported on the Nasdaq National Market on the last business day of each calendar quarter. During the third quarter of 2005, the Company issued 3036 shares under the 401(k) Plan at $5.03 per share. The aggregate value of the Company’s contribution ($15) was recorded as a stock compensation expense in the third quarter 2005.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Quarter Ended		Year-to-Date
	October 3, 2004	October 2, 2005	October 3, 2004	October 2, 2005
	(unaudited)		(unaudited)
Net loss attributable to common stockholders, as reported	$(13,896)	$(2,128)	$(23,689)	$(11,763)
Add back:
Stock-based employee compensation cost included in the determination of net loss as reported	—	102	—	251
Deduct:
Stock-based employee compensation cost that would have been included in the determination of net loss if the fair value method had been applied to all awards	(556)	(619)	(1,553)	(1,840)
Pro forma net loss	$(14,452)	$(2,645)	$(25,242)	$(13,352)
Net loss attributable to common stockholders per share - basic and diluted	$(0.38)	$(0.05)	$(0.65)	$(0.30)
Pro forma net loss attributable to common stockholders per share- basic and diluted	$(0.40)	$(0.07)	$(0.70)	$(0.35)

ACQUISITIONS

On June 16, 2005, the Company consummated its acquisition of all of the outstanding shares of capital stock of ArelNet. This business combination has been accounted for under the purchase method and the results of operations of ArelNet from June 16, 2005 to October 2, 2005 are included in the consolidated statement of operations of the Company. ArelNet is a pioneer in VoIP network infrastructure equipment and solutions, including soft switches and gateways supporting all major VoIP standards. ArelNet has extensive experience worldwide, having installed network equipment with a capacity exceeding two billion minutes per year.

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

ArelNet was acquired to enable the Company to develop carrier grade voice telephony using switching and gateway technologies in the Company’s WiMAX data platforms. The purchase price of $9.4 million was made up of $4.0 million of cash, 1,001,325 shares of the Company’s common stock valued at $4.8 million, employee stock options to purchase 100,000 shares of the Company’s common stock valued at $0.3 million and $0.4 million of direct acquisition costs. Of the total purchase price $0.5 million was deposited in escrow with an escrow agent to secure the sellers’ representations and warranties under the purchase agreement. These funds will remain in escrow until June 16, 2006, unless sooner released to us in payment of indemnification claims. The options issued to ArelNet employees were valued in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation” and measured at fair value using a Black-Scholes option-pricing model. In accordance with the FASB Emerging Issues Task Force (EITF) issue No. 99-12 -“ Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” and FASB Statement No. 141, “Business Combinations”, the 1,001,325 shares issued in connection with the transaction were valued based on market prices on the three days before the measurement date of June 16, 2005.

The preliminary purchase price allocation made in the second quarter of 2005 (the “Preliminary Allocation”) was revised and finalized in the third quarter. The final purchase price allocation and the revisions to the Preliminary Allocation are shown in the tables below. The Company engaged an independent third party to assist in the valuation of intangible assets.

Calculation of purchase price:

	Original	Revisions	Total

Cash consideration	$4,000	—	$4,000
Shares issued	4,752	—	4,752
Options granted	309	—	309
Direct acquisition costs	450	$(71)	379
Total purchase price	$9,511	$(71)	$9,440

The following table shows the preliminary allocation and the final purchase price allocation.

Allocation of purchase price
	Historical book value	Purchase price allocation/fair value adjustments	Revision to Purchase price allocation/fair value adjustments	Fair value

Cash	$18	—	—	$18
Accounts receivable	1,507	$(548)	$(42)	917
Inventory	1,161	(789)	—	372
Prepaid expenses and other current assets	581	(19)	—	562
Property, plant and equipment, net	110	161	—	271
Other long term assets	1,037	(64)	—	973
Intangible assets, net:
Core developed technology	—	2,440	—	2,440
Other technology	—	65	—	65
Customer relationships	—	45	—	45
Backlog	—	160	—	160
Accounts payable	(169)	—	—	(169)
Deferred revenue	(1,510)	1,490	—	(20)
Customer advances	—	(386)	—	(386)
Accrued taxes	(225)	—	—	(225)
Other accrued expenses	(2,228)	(293)	(73)	(2,594)
Goodwill	—	6,967	44	7,011
Total purchase price	$282	$9,229	$(71)	$9,440

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

All intangible assets acquired, other than goodwill, are subject to amortization over the periods shown in the table below:

	Value	Life in years
Core developed technology	$2,440	5
Other technology	65	5
Customer relationships	45	3
Backlog	160	0.5

Weighted-average amortization period	$2,710	4.7

The unaudited pro forma revenue and net loss of the Company for the periods indicated, as if the ArelNet acquisition had occurred as of January 1 2004 and January 1, 2005, respectively, are shown in the following table.

	Year-to-Date
	October 3, 2004	October 2 2005
Revenue	$59,795	$74,903
Net loss	$(24,021)	(12,300)

Net loss per share- basic and diluted	$(0.65)	(0.31)
Weighted average shares outstanding- basic and diluted	37,170,574	39,233,592

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

INVENTORY

Inventory consists of the following:

	December 31, 2004	October 2, 2005
		(unaudited)
Purchased parts and materials	$4,419	$4,276
Work in progress	1,214	1,207
Finished goods and consumables	7,201	9,460
	$12,834	$14,943

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

ACCRUED RESTRUCTURING CHARGES

In the fourth quarter of 2002 the decision was made to completely outsource all our manufacturing. As a result the Company recorded a $975 restructuring charge for the closure of its Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $368 was recognized as restructuring in the income statement in the fourth quarter of 2003 as the Company reassessed the ability to sublease the Riverside facility. During the second quarter of 2005 the Company recognized an additional restructuring charge of $1,150 for additional costs related to certain facility charges in respect of buildings in the UK. The total amount expected to be incurred as a result of the closure of the Riverside facility is up to $2,493 of which $1,567 remains accrued as at the end of October 2, 2005. All cash outflows in connection with this restructuring are expected to occur by the end of 2007.

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

The restructuring charges and their utilization are summarized as follows:

	Balance at beginning of period	Restructuring charge	Accrued on acquisition	Utilized	Balance at end of period
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Three months ended October 2, 2005
Contract termination costs	$1,592	$—	—	$(78)	$1,514
Other associated costs	56	—	—	(3)	53
	$1,648	$—	$—	$(81)	$1,567

Nine months ended October 2, 2005
Contract termination costs	$599	$1,150	—	$(235)	$1,514
Other associated costs	61	—	—	(8)	53
	$660	$1,150	$—	$(243)	$1,567

Year ended December 31, 2004	(audited)				(audited)
One-time termination benefits	—	$413	—	$(413)	—
Contract termination costs	$947	—	—	(348)	$599
Other associated costs	592	—	$(339)	(192)	61
	$1,539	$413	$(339)	$(953)	$660

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
An analysis of revenue by geographical market is given below:

	Quarter Ended		Year-to-Date
	October 3, 2004	October 2, 2005	October 3, 2004	October 2, 2005
	(unaudited)		(unaudited)
USA and Canada	$647	$2,485	$2,132	$5,867
Asia	2,312	2,957	5,219	8,339
Europe	2,752	3,880	7,258	7,326
Africa and the Middle East	651	902	1,644	4,061
Latin America and Caribbean	20,090	20,321	40,871	47,479
	$26,452	$30,545	$57,124	$73,072

COMPREHENSIVE LOSS

Total comprehensive loss was $14,352 for the quarter ended October 3, 2004 and $2,128 for the quarter ended October 2, 2005 comprising:

	Quarter Ended		Year-to-Date
	October 3, 2004	October 2, 2005	October 3, 2004	October 2, 2005
	(unaudited)		(unaudited)
Net loss attributable to common stockholders	$(13,896)	$(2,128)	$(23,689)	$(11,763)
Other comprehensive income/(loss):
Movement in the fair value of cash flow hedges
- unrealized gain on foreign currency cash flow hedges	53	—	282	—
- reclassification of adjustment for gains realized in net loss	(509)	—	(1,545)	(418)
Comprehensive loss	$(14,352)	$(2,128)	$(24,952)	$(12,181)

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(in thousands, except for share and per share data)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Net loss attributable to common stockholders per share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options and or common stock to be issued on the conversion of the Company’s Series A Preferred stock are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

	Quarter Ended		Year-to-Date
	October 3, 2004	October 2, 2005	October 3, 2004	October 2, 2005
	(unaudited)		(unaudited)
Numerator:
Net loss attributable to common stockholders	$(13,896)	$(2,128)	$(23,689)	$(11,763)
Denominator:
Weighted average common shares outstanding basic and diluted	36,439,662	39,396,155	36,169,249	38,677,301
Net loss attributable to common stockholders per share- basic and diluted	$(0.38)	$(0.05)	$(0.65)	$(0.30)

In 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“ESPP”), which qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. As of October 2, 2005, there were 1,694,947 shares of common stock reserved for issuance under the ESPP. On August 1, 2005 the Company issued 130,630 shares at $3.72 per share to employees participating in the ESPP.

During the nine months ended October 2, 2005, 431,807 options granted pursuant to the 1998 and 2003 stock option plans were exercised at an average exercise price of $1.52. Also during this period, under the 2004 Omnibus Equity Compensation, 200,000 shares of Restricted Stock were issued to employees and 5,154 shares were deposited into U.S. employee’s 401K retirement plans.

On June 16, 2005, the Company consummated its acquisition of all of the outstanding shares of capital stock of ArelNet Ltd. As part of the purchase price the Company issued, among other things, 1,001,325 shares with a market value of $4.8 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB issued FSP No. 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Union (“EU”) Directive 2002/96/EC on Waste Electrical and Electronic Equipment. FSP 143-1 is effective as of the later of Airspan’s fiscal quarter ended October 2, 2005 or the date of the adoption of the law by the applicable EU-member country. In the third quarter of 2005, Airspan adopted FSP 143-1 with respect to those EU-member countries that had adopted the directive into country specific laws by the end of the third quarter. The adoption of the FSP 143-1 in the third quarter of 2005 did not have a material impact on Airspan’s results of operations and financial condition. Due to the fact that certain EU-member countries have not yet enacted country-specific laws, Airspan cannot estimate the impact of applying this guidance in future periods.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-K AS AMENDED BY AMENDMENT NO.1 ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2004, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO. EXCEPT FOR HISTORICAL MATTERS CONTAINED HEREIN, STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING AND ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “TO”, “PLAN”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTEND”, “COULD”, “WOULD”, “ESTIMATE”, OR “CONTINUE” OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS AND OTHERS ARE CAUTIONED THAT A VARIETY OF FACTORS, INCLUDING CERTAIN RISKS, MAY AFFECT OUR BUSINESS AND CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. THESE RISK FACTORS INCLUDE, WITHOUT LIMITATION, (I) A SLOWDOWN OF EXPENDITURES BY COMMUNICATION SERVICE PROVIDERS; (II) INCREASED COMPETITION FROM ALTERNATIVE COMMUNICATION SYSTEMS; (III) THE FAILURE OF OUR EXISTING OR PROSPECTIVE CUSTOMERS TO PURCHASE PRODUCTS AS PROJECTED; (IV) OUR INABILITY TO SUCCESSFULLY IMPLEMENT COST REDUCTION OR CONTAINMENT PROGRAMS; (V) A LOSS OF ANY OF OUR KEY CUSTOMERS; (VI) OUR ABILITY TO RETAIN AXTEL, S.A. DE CV (“AXTEL”) AS OUR LARGEST CUSTOMER; AND (VII) POSSIBLE INFRINGEMENT OF THIRD PARTY TECHNOLOGIES WHICH MAY RESULT IN LAWSUITS THAT COULD BE COSTLY TO DEFEND AND PROHIBIT US FROM SELLING OUR PRODUCTS. THE COMPANY IS ALSO SUBJECT TO THE RISKS AND UNCERTAINTIES DESCRIBED IN ITS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS ANNUAL REPORT ON FORM 10-K AS AMENDED BY AMENDMENT NO.1 ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2004.

COMPARISON OF THE QUARTER ENDED OCTOBER 2, 2005 TO THE QUARTER ENDED OCTOBER 3, 2004

Revenue

Revenue totaled $30.5 million for the quarter ended October 2, 2005 representing an 15% increase from the $26.5 million reported for the quarter ended October 3, 2004. The increase in revenues was primarily attributable to an increase in sales of our WipLL products and introduction of our WiMAX and i-Tone products in 2005. Revenue for the third quarter of 2005 was 50% higher than revenue recorded for the second quarter of 2005, primarily due to higher sales of our Proximity product to Axtel, our largest customer, the increase of WiMAX sales in the quarter and receipt of our first full quarter of i-Tone revenue. During the third quarter 2005, revenue was derived from 149 customers in 76 countries. Geographically, 67% of our revenue was derived from customers in Latin America and the Caribbean, 12% from Europe and 10% from Asia. Customers in North America and African and the Middle East accounted for 8% and 3% of revenues, respectively.

Cost of Revenue

Cost of revenue increased 17% to $21.4 million in the quarter ended October 2, 2005 from $18.3 million in the quarter ended October 3, 2004. All of the increase is attributable to the increase in revenue. The gross profit for the third quarter of 2005 was $9.1 million (30% of revenue) compared to a gross profit of $7.1 million (27% of revenue) for the third quarter 2004 and compared to a gross profit for the second quarter 2005 of $5.4 million (27% of revenue). The increase in gross profit in the third quarter 2005 as compared to the third quarter 2004 was due primarily to an increase in revenue and inventory provision in the amount of $1.1 million recorded in the third quarter 2004.

Research and Development Expenses

Research and development expenses increased 20% to $5.4 million in the quarter ended October 2, 2005 from $4.5 million in the quarter ended October 3, 2004. The increase in expenses was due to our increased investment in our WiMAX development plans and the inclusion in the third quarter 2005 of a full quarter of costs associated with our i-Tone product, which we acquired in the purchase of Arelnet at the end of the second quarter 2005.

Sales and Marketing Expenses

Sales and marketing expenses remained relatively constant between the third quarter of 2004 and 2005 with $2.8 million for the third quarter of 2004 and $2.9 million for the third quarter of 2005.

Bad Debt Provision

In the third quarter 2005, we recorded bad debt provisions of $0.3 million relating to customer accounts for which management has determined that full recovery was unlikely. We recorded bad debt provisions of $0.2 million in the corresponding quarter of 2004.

General and Administrative Expenses

General and administrative expenses decreased 4% to $3.2 million in the quarter ended October 2, 2005 from $3.3 million in the quarter ended October 3, 2004. The decrease is primarily due to a decrease in audit, legal and professional expenditures, including a decrease in costs related to activities to facilitate compliance with the Sarbanes Oxley Act of 2002 incurred in 2004.

Amortization of Intangibles

We recorded amortization of intangibles expense of $0.3 million in the third quarter 2005 compared with amortization of intangibles expense of $0.2 million for the third quarter 2004. The increase in amortization expense is a result of our acquisition of intangible assets in connection with the Arelnet purchase in the second quarter of 2005. During the second quarter 2005, we acquired all of the outstanding equity of ArelNet and identified four intangible assets with a total value of $2.7 million. These assets will be amortized over their expected lives of up to five years.

Interest Expense and Interest and Other Income

We had interest expense in the third quarter of 2005 of $32 thousand relating to interest on R&D tax credit repayments for 2001 and 2002, compared to no interest expense for the third quarter of 2004. Interest and other income decreased to $0.4 million for the quarter ended October 2, 2005 from $0.6 million for the quarter ended October 3, 2004. The decrease was due primarily to a foreign exchange gain of $32 thousand recorded in the third quarter of 2005 as compared to a foreign exchange gain of $0.5 million recorded in the comparable period of 2004. Interest income increased to $0.3 million in the third quarter of 2005 compared to $0.1 million in the third quarter of 2004 as a result of higher interest rates on higher average cash balances. The foreign exchange gain in the third quarter 2005 is primarily the result of the revaluation of certain monetary sterling assets. The foreign exchange gains in 2004 are primarily a result of our settlement of certain currency hedging contracts entered into by the Company to protect itself against a strengthening of the British pound against the US dollar.

Income Taxes

We did not have a material income tax charge in either the third quarter of 2005 or 2004 primarily due to our loss for the quarter and losses carried forward. In the third quarter 2005 we recorded an income tax credit of $0.6 million related to a benefit granted to us by the United Kingdom tax authorities, which we received in lieu of carrying forward tax losses related to research and development costs. We surrendered approximately $2.4 million of carry forward tax losses in the U.K. resulting exchange for this tax credit. We are subject to US franchise taxes resulting from business activities performed within certain states in the United States of America.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders of $2.1 million, or $0.05 per share, in the quarter ended October 2, 2005 compares to a net loss attributable to common stockholders of $13.9 million, or $0.38 per share, for the quarter ended October 3, 2004, a decrease of $11.8 million, or 85%. Comparing the third quarters of 2005 and 2004, the increase in gross profit of $2.0 million and the increase in income tax credit of $0.6 million was partially offset by higher operating expenses of $1.1 million and lower net interest and other income of $0.2 million. Additionally, the one time preferred stock deemed dividend of $10.4 million recorded in the third quarter 2004 was not repeated in 2005.

Other Comprehensive Loss

Other comprehensive loss for the quarter ended October 2, 2005 from the monthly settlement of certain currency hedging contracts together with the reclassification of their realized gains to net loss was $0.0 million. These currency hedging contracts are used to hedge our UK expenses through to December 2005. Other comprehensive loss for the quarter ended October 3, 2004 was $0.5 million.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 2, 2005 TO THE NINE MONTHS ENDED OCTOBER 3, 2004

Revenue

Revenue totaled $73.1 million for the nine months ended October 2, 2005 representing a 28% increase from the $57.1 million reported for the nine months ended October 3, 2004. The increase in revenues was primarily attributable to an increase in sales of our WipLL and Proximity products and receipt of our first material revenues from our WiMAX and i-Tone products in the third quarter of 2005. During the first nine months of 2005, revenue was derived from 223 customers in 89 countries. Geographically, 65% of our revenue was derived from customers in Latin America and the Caribbean, 11% from Asia and 8% from North America. Africa and the Middle East customers and European customers accounted for 5% and 9% of revenues, respectively.

Cost of Revenue

Cost of revenue increased 32% to $51.7 million in the nine months ended October 2, 2005 from $39.2 million in the nine months ended October 3, 2004. All of the increase is attributable to the increase in revenue. The gross profit for the first nine months of 2005 was $21.4 million (29% of revenue) compared to a gross profit of $16.9 million (30% of revenue) for the first nine months of 2004. The increase in gross profit in the first nine months of 2005 as compared to the first nine months of 2004 was due primarily to increased revenue. Additionally in the first nine months of 2004 we recorded an inventory provision of $1.1 million.

Research and Development Expenses

Research and development expenses increased 5% to $15.1 million in the nine months ended October 2, 2005 from $14.3 million in the nine months ended October 3, 2004. The increase in expenses was due to our increased investment in our WiMAX development plans and the inclusion in the third quarter 2005 of a full quarter of costs associated with our i-Tone product, which we acquired in the purchase of Arelnet at the end of the second quarter 2005, all of which were partially offset by the effect of cost reduction programs initiated in fiscal 2004.

Sales and Marketing Expenses

Sales and marketing expenses remained constant at $8.1 million for the first nine months of 2004 and 2005.

Bad Debt Provision

In the first nine months of 2005, we recorded bad debt provisions of $0.8 million relating to customer accounts for which management has determined that full recovery was unlikely. We recorded bad debt provisions of $0.5 million in the corresponding period of 2004.

General and Administrative Expenses

General and administrative expenses increased 10% to $9.0 million in the nine months ended October 2, 2005 from $8.2 million in the nine months ended October 3, 2004. The increase is primarily due to an increase in audit, legal and professional expenditures, including costs related to activities to facilitate compliance with the Sarbanes Oxley Act of 2002, which costs began to decline in the third quarter of 2005, and costs associated with the change of independent public accountants in the third quarter of 2005.

Amortization of Intangibles

We recorded amortization of intangibles expense of $0.6 million in the first nine months of 2005 and 2004. A reduction in the amortization expense as a result of the reduction in the value attributed to the intangibles acquired as part of the Proximity purchase in the fourth quarter of 2003 was offset by our amortization expense related to intangibles acquired in connection with the Arelnet acquisition completed in June 2005. The intangibles relating to our Proximity purchase are expected to be fully amortized by the end of 2008 and the four identified intangible assets, with a total value of $2.7 million, acquired from Arelnet acquisition will be fully amortized by the end of 2010.

Restructuring

In the first nine months of 2005, we recorded a restructuring provision of $1.2 million relating to certain facility charges in respect of buildings in the UK. We recorded a restructuring provision of $0.4 million in the corresponding period of 2004 related to a headcount and cost reduction program.

Interest Expense and Interest and Other Income

We had an interest expense of $32 thousand relating to interest on R&D tax credit repayments for 2001 and 2002 in the first nine months of 2005 compared to no interest expense for the first nine months of 2004. Interest and other income decreased to $1.1 million for the nine months ended October 2, 2005 from $2.1 million for the nine months ended October 3, 2004. The decrease was due primarily to lower foreign exchange gains of $0.1 million recorded in the first nine months of 2005 as compared to foreign exchange gains of $1.7 million recorded in the comparable period of 2004. Interest income increased to $1.0 million in the first nine months of 2005 compared to $0.4 million in the first nine months of 2004 as a result of higher interest rates on higher average cash balances. The foreign exchange gains are primarily a result of our settlement of certain currency hedging contracts entered into by the Company to protect itself against a strengthening of the British pound against the US dollar.

Income Taxes

We did not have a material income tax charge in either the first nine months of 2005 or 2004 primarily due to our current loss making position and losses carried forward. In the first nine months of 2005 we recorded an income tax credit of $0.6 million related to the benefit granted to us by the United Kingdom tax authorities, which we received in lieu of carrying forward tax losses related to research and development costs. We surrendered approximately $2.4 million of carry forward tax losses in the U.K. resulting exchange for this credit. We are subject to certain US franchise taxes resulting from business activities performed within certain states in the United States of America.

Net Loss Attributable to Common Stockholders

Our net loss attributable to common stockholders of $11.8 million, or $0.30 per share, in the nine months ended October 2, 2005 compares to a net loss attributable to common stockholders of $23.7 million, or $0.65 per share, for the nine months ended October 3, 2004, a decrease of $11.9 million, or 50%. Comparing the first nine months of 2005 and 2004, the increase in gross profit of $4.5 million and the increase in tax credit of $0.6 million were offset by higher operating expenses of $2.6 million and lower net interest and other income of $1.0 million. Additionally, the one time preferred stock deemed dividend of $10.4 million recorded in the first nine months of 2004 was not repeated in 2005.

Other Comprehensive Loss

Other comprehensive loss for the nine months ended October 2, 2005 arose from the monthly settlement of certain currency hedging contracts together with the reclassification of their realized gains to net income of $0.4 million. These forward exchange contracts were used to hedge our UK expenses through to December 2005. Other comprehensive loss for the nine months ended October 3, 2004 was $1.3 million.

Subsequent events

On November 9, 2005, we acquired Radionet Oy, Ltd. of Finland under a Share Purchase Agreement. Radionet is a provider of municipal wireless Hotzones, community networks, mobile broadband solutions for industrial applications, such as ports, mines and public transport, and link solutions for wireless backhaul and enterprises. Operating in unlicensed frequency bands using IEEE802.11 a/b/g Wi-Fi standards, the product architecture includes network and subscriber management capabilities and a patented “MageIP”™ technology that allows roaming within Hotzones. The purchase price paid was $1.8 million cash, in return for 99.72% of the outstanding common stock. We will pay an additional $0.1 million cash if the outstanding balance of shares and options are tendered for sale by November 24, 2005.

Critical accounting policies - revenue recognition

On June 16, 2005 the Company acquired ArelNet. ArelNet’s products include VoIP network infrastructure equipment and solutions, including soft switches and gateways that may include a significant amount of software. Revenue is recognized on these products when earned in accordance with applicable accounting standards and guidance, including Staff Accounting Bulletin, or SAB No. 104, Revenue Recognition, and American Institute of Certified Public Accountants Statement Of Position No. 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended. When products contain significant software elements as well as non-software elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple-element arrangements generally include software, post-contract support (PCS or software maintenance), and in some cases, other professional services. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements. The determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence. Revenue accounted for under SOP 97-2 for the third quarter 2005 was insignificant.

Restructuring

In the fourth quarter of 2002 the decision was made to completely outsource all our manufacturing. As a result we recorded a $1.0 million restructuring charge for the closure of our Riverside, Uxbridge facility in 2003. All of this cost related to the excess facility. A further $0.4 million was recognized as restructuring in the income statement in the fourth quarter of 2003 as we reassessed the ability to sublease the Riverside facility. During the second quarter of 2005 we recognized an additional restructuring charge of $1.2 million for additional costs related to certain facility charges in respect of buildings in the UK. The total amount expected to be incurred as a result of the closure of the Riverside facility is $2.5 million of which $1.6 million remains accrued as at the end of October 2, 2005. All cash outflows in connection with this restructuring are expected to occur by the end of 2007.

During the first quarter of 2004 we initiated a new program to further reduce operating expenses. This program was completed by the end of the third quarter of 2004. The total cost incurred for this restructuring program was $0.4 million, recorded as a restructuring charge, related to termination costs for 21 employees. All of these employees had left the Company by December 31, 2004.

In conjunction with the purchase of the Proximity business in 2003, the Company implemented its plan to relocate the Proximity business from Maidenhead, England and Sunrise, Florida to the Company’s facilities in Uxbridge, England and Boca Raton, Florida. The Company recorded acquisition-related restructuring charges of $0.5 million, in the fourth quarter of 2003, in connection with the relocation of the Proximity business. The estimated relocation costs were reduced during 2004 to $0.2 million. The adjustment formed part of the revised fair value adjustments of the Proximity acquisition. This relocation plan was completed by December 31, 2004.

The restructuring charges and their utilization are summarized as follows (in US dollar ‘000s):

	Balance at beginning of period	Restructuring charge	Accrued on acquisition	Utilized	Balance at end of period
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Three months ended October 2, 2005
Contract termination costs	$1,592	$—	—	$(78)	$1,514
Other associated costs	56	—	—	(3)	53
	$1,648	$—	$—	$(81)	$1,567

Nine months ended October 2, 2005
Contract termination costs	$599	$1,150	—	$(235)	$1,514
Other associated costs	61	—	—	(8)	53
	$660	$1,150	$—	$(243)	$1,567

Year ended December 31, 2004	(audited)				(audited)
One-time termination benefits	—	$413	—	$(413)	—
Contract termination costs	$947	—	—	(348)	$599
Other associated costs	592	—	$(339)	(192)	61
	$1,539	$413	$(339)	$(953)	$660

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

As of October 2, 2005, we had cash and cash equivalents of $50.8 million and $1.5 million of restricted cash. Restricted cash is held as collateral for landlords and customers and contributions from employees in respect of the Employee Share Purchase Plan. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments.

Until we are able to generate cash from operations, if ever, we intend to use our existing cash resources to finance our operations and/or business combinations. We believe we have sufficient cash resources to finance operations for at least the next twelve months.

For the nine months ended October 2, 2005, we used $10.6 million of cash in operating activities compared with a cash inflow of $4.3 million for the nine months ended October 3, 2004. The operating cash outflow for the first nine months of 2005 was primarily a result of a decrease in accounts payable and accrued expenses of $5.2 million and $1.9 million respectively, the net loss of $11.8 million, and an increase in inventories of $1.7 million. The cash outflow was partially offset by an increase in customer advances of $6.0 million and deferred revenue of $1.3 million. The cash inflow from operations for the first nine months of 2004 was primarily a result of a decrease in inventory levels of $9.7_million, a net increase in accounts payable of $6.7 million attributable to increased revenue and a net increase in customer advance payments of $3.6 million in connection with customer contract payments. The cash inflow for the nine months ended October 3, 2004 was partially offset by a net loss of $13.3 million and a $3.5 million increase in other current assets primarily related to amounts due from our contract manufacturer for inventories purchased by them from Airspan. Days sales outstanding increased to 62 days at the end of the third quarter 2005 from 49 at the end of the fourth quarter 2004, and compared to 40 days at the end of the third quarter 2004. Inventory turns were 5.7 at the end of the third quarter of 2005, compared with 8.4 for the fourth quarter 2004 and 5.9 turns for the third quarter of 2004.

The net cash used in investing activities for the first nine months of 2005 was $6.2 million, comprised of $2.0 million for capital purchases and $4.2 million in connection with the acquisition of ArelNet. For the same period in 2004 capital purchases were $1.9 million.

Our net cash inflow from financing activities for the nine months ended October 2, 2005 was $1.3 million compared with an inflow of $15.6_million for the nine months ended October 3, 2004. During the first nine months of 2005, we generated $0.7 million upon the exercises of stock options, $0.5 million from the sale of common stock under the ESPP and $0.1 million from a decrease in restricted cash. These inflows were partially offset by a $0.1 million increase in restricted cash. Restricted cash increases when the Company issues a guarantee secured by cash collateral or additional contributions are collected from employees under the ESPP and decreases whenever such a guarantee is cancelled or shares are actually purchased under the ESPP. For the comparable period of 2004 we generated $29.1 million by selling 73,000 shares of Series A Preferred Stock to Oak. In addition to the proceeds received from Oak upon the sale of the preferred stock, we received $0.9 million on exercise of stock options and $0.4 million as proceeds from the sale of common stock under the ESPP. These inflows were partially offset by a $14.8 million increase in restricted cash.

We have no material commitments other than obligations on operating leases, foreign exchange contracts mentioned below and purchase commitments to our manufacturing subcontractors as at October 2, 2005. These purchase commitments totaled $21.1 million at December 31, 2004 and at October 2, 2005 totaled $48.6 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of October 2, 2005 and December 31, 2004, we had cash, cash equivalents and restricted cash of $52.3 million and $68.0 million, respectively. Substantially all of these amounts consisted of highly liquid investments with purchase to maturity terms of less than 90 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from October 2, 2005 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

For the nine months ended October 2, 2005, 94% of our sales were denominated in U.S. dollars, 3% were denominated in euro and 3% were denominated in Australian dollars. Comparatively, for the nine months ended October 3, 2004, 97% of our sales were denominated in U.S. dollars, 2 % were denominated in euro and 1% was denominated in Australian dollars. Our total euro denominated sales for the nine months ended October 2, 2005 were $2.0 million, which were recorded at an average exchange rate of $1US = €0.7857. Our total Australian dollar denominated sales for the nine months ended October 2, 2005 were $1.9 million,  which were recorded at an average exchange rate of $1US = AUS$1.2974. If the average exchange rates used had been higher or lower during the nine month period ended October 2, 2005 by 10%, they would have decreased or increased the total Australian dollar and euro-denominated sales value by $0.4 million. We expect the proportions of sales in euro and Australian dollars to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not take into account changes in sales volumes.

We have from time to time entered into fair value currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than US dollars. We do not enter into any currency hedging activities for speculative purposes. The costs of these contracts are included under interest and other income in our financial statements. There were no fair value currency hedge contracts outstanding at October 2, 2005. We will continue to monitor our foreign currency exposures and may modify hedging strategies, as we deem prudent.

We have also entered from time to time into cash flow currency hedges to hedge our expected sterling expenditure. We assess the exposure of the Company to certain currencies on a quarterly basis and we obtain inputs from various financial institutions relating to forecast currency exchange rates. Based on that assessment and forecast exchange rates, we enter into currency hedges to hedge our expected exposure to those currencies for periods up to twelve months. The amounts we hedge are not expected to exceed forecasted expenditures in those periods. Our operating results are affected by movement in foreign currency exchange rates, particularly the rate between U.S. dollars and U.K. pounds sterling and the rate between U.S. dollars and Israeli shekels. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and Israeli shekels. During the nine months ended October 2, 2005, we paid expenses in local currency of approximately 11.5 million pounds sterling, at an average rate of $1US = 0.5389 pounds sterling. During the nine months ended October 2, 2005, we paid expenses in local currency of approximately 27.4 million Israeli shekels, at an average rate of $1US = 4.4524 shekels. If the expenses in pounds sterling had not been hedged and the average exchange rates for pounds sterling and Israeli shekels had been higher or lower for the nine month period ended October 2, 2005 by 10%, the total pounds sterling and Israeli shekel denominated operating expenses would have decreased or increased by $2.4 million and $0.7 million respectively.

We expect the proportions of operating expenses paid in pounds sterling and Israeli shekels to fluctuate over time.

To hedge our pound sterling foreign currency risk, as of October 2, 2005 we had six outstanding foreign exchange contracts termed "Forward Extra Plus Contracts" for an aggregate 3.0 million pounds sterling. The terms of the contracts are set out below:

1)
If the spot exchange rate has traded at or below the "Trigger Rate" at any time during the "Trigger Period" then Airspan must exchange the "Transaction Amount" for an amount of the Counter Value Currency calculated at the Advantage rate.

2)
If the spot exchange rate has not traded at or below the "Trigger Rate" at any time during the "Trigger Period" and if the spot exchange rate at the expiration time on the "Expiration Date" is at or above the "Transaction Rate" then Airspan must exchange the "Transaction Amount" for an amount of the "Counter Value Currency at the "Transaction Rate"

3)
If the spot exchange rate has not traded at or below the "Trigger Rate" at any time during the "Trigger Period" and if the spot exchange rate at the expiration time on the "Expiration Date" is below the "Transaction Rate" then Airspan is not obliged to make any exchange under the contract

The "Trigger period" is defined as the period between the "Trigger Start Date" and the "Expiration Date"

Outstanding Forward Extra Plus contracts at October 2 2005:

Transaction Rate	Advantage Rate	Trigger Rate	Trigger Start Date	Expiration Date	Currency	Transaction	Counter Value Currency

1.8200	1.7555	1.6520	07/13/2005	10/12/2005	GBP	£ 500,000	USD
1.8200	1.7555	1.6520	07/13/2005	11/16/2005	GBP	500,000	USD
1.8200	1.7555	1.6520	07/13/2005	12/14/2005	GBP	500,000	USD
1.8200	1.7650	1.6600	07/13/2005	10/12/2005	GBP	500,000	USD
1.8200	1.7650	1.6600	07/13/2005	11/16/2005	GBP	500,000	USD
1.8200	1.7650	1.6600	07/13/2005	12/14/2005	GBP	500,000	USD
						£3,000,000

Equity Price Risk

We do not own any equity investments. As a result, we do not currently have any direct equity price risk.

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

Since the acquisition of ArelNet, the Company has focused on integrating the disclosure controls and procedures of the ArelNet business with the Company’s disclosure controls and procedures. The Company performed additional procedures to substantiate the financial information related to the ArelNet business included in this report

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of Airspan's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Airspan's disclosure controls and procedures as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were effective.

The acquisition of ArelNet in June 2005 represents a material change in internal control over financial reporting since management's last assessment of the Company's internal controls over financial reporting, which was completed as of December 31, 2004. The acquired ArelNet business utilizes separate information and accounting systems and processes. The Company intends to extend its Sarbanes-Oxley Section 404 compliance program to include ArelNet. However, the Company does not anticipate that it will be possible to complete an evaluation and review of ArelNet’s internal controls over financial reporting by December 31, 2005, the date of management’s next assessment of the Company’s internal control over financial reporting (the “2005 Assessment”) and, accordingly, anticipates excluding ArelNet from the 2005 Assessment in accordance with the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Commission contained in the release captioned Frequently Asked Questions (revised October 6, 2004). Management intends to complete its assessment of the effectiveness of internal controls over financial reporting for the acquired ArelNet business within one year of the date of the acquisition.

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

During the second fiscal quarter of 2005 the Company enhanced its internal control over financial reporting processes to reduce the likelihood of material errors in connection with the Company’s review of the accounting and disclosure implications of complex and non-standard Stockholders’ equity transactions.

Specifically, management has designed new internal control procedures so that complex and non standard Stockholders’ equity transactions are accounted for in accordance with generally accepted accounting principles. We have:

•	Added an additional control that requires a comprehensive review of equity transactions for the period, and

•	Required formal documentation and review of the accounting impact of any new equity transaction.

Remediation of material weakness relating to revenue recognition accounting and disclosure of sales contracts with extended payment terms.

Subsequent to July 3, 2005, the end of our second quarter, we became aware of a material weakness in our internal control over financial reporting. Our processes and procedures relating to the appropriate accounting treatment for the recognition of revenue under certain types of extended payment arrangements in our sales contracts did not operate effectively. Specifically two second quarter 2005 customer contracts with extended payment terms, involving revenue of approximately $1 million, were not accounted for in accordance with generally accepted accounting principles in our initial closing of our consolidated financial information for the quarter ended July 3, 2005. We identified these contracts to our independent registered public accounting firm and following our independent registered public accounting firms’ quarterly review procedures, the correct accounting for the contracts in question was subsequently determined and applied, prior to the public release of our financial information for the second quarter of 2005 and, in accordance with that accounting, the related revenue was deferred.

During the third fiscal quarter the Company enhanced its internal control over financial reporting processes to reduce to remote the likelihood of errors in connection with the Company’s review of the accounting and disclosure implications of sales contracts with extended payment terms.

To this end, management has designed new internal control procedures so that sales contracts with extended payment terms are accounted for in accordance with generally accepted accounting principles. Specifically we have added an additional control that requires documented review and sign off of the accounting treatment of all sales contracts with payment terms extended further than the payment terms provided to customers in the normal course of the Company’s business.

We believe we have taken the steps necessary to remediate the material weaknesses relating to our complex and non-standard Stockholders’ equity transactions accounting processes, procedures and controls, and revenue recognition accounting and disclosure of sales contracts with extended payment terms; however, we cannot confirm the effectiveness of these enhanced internal controls until we and our independent auditors have conducted sufficient testing. Accordingly, we will continue to monitor the effectiveness of these processes, procedures and controls and will make any further changes management determines appropriate.

Except as described above, there have been no significant changes in Airspan’s internal controls over financial reporting that occurred during Airspan’s third fiscal quarter that have materially affected or are reasonably likely to materially affect, Airspan’s internal control over financial reporting.

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

Airspan has approved a settlement agreement and related agreements which set forth the terms of a settlement between Airspan, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. Airspan would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Airspan to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Airspan. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Airspan’s insurance carriers should arise, Airspan’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the court will grant final approval to the settlement. If the settlement agreement is not approved and Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Airspan (1)

3.2	Articles of Amendment to the Articles of Incorporation (2)

3.3	Amended and Restated Bylaws of Airspan (3)

4.1	Form of Airspan’s common stock certificate (4)

10.1	1998 Stock Option and Restricted Stock Plan (4)

10.2	2000 Employee Stock Purchase Plan, as amended (4)

10.3	Employment Agreement with Eric Stonestrom (4), (5)

10.4	Employment Agreement with Jonathan Paget (4), (5)

10.5	Employment Agreement with Peter Aronstam, as amended (5), (7)

10.6	2001 Supplemental Stock Option Plan (6)

10.7	Employment Agreement with Henrik Smith-Petersen (5), (7)

10.8	Employment Agreement with David Brant (5), (7)

10.9	2003 Supplemental Stock Option Plan (3)

10.10	Airspan Omnibus Equity Compensation Plan (1)

10.11	Purchase and License Agreement, dated as of December 28, 2004, by and between Airspan Communications Limited and Axtel S.A. de C.V. ** (12)
10.12	Technical Assistance Support Services Agreement for FWA Equipment, dated as of February 14, 2003, by and between Nortel Networks UK Limited and Axtel, S.A. de C.V. (8)**

10.13	Preferred Stock Purchase Agreement, dated as of September 10, 2004 among Airspan Networks, Inc. and Oak Investment Partners XI, Limited Partnership (9)

10.14	Amendment to Preferred Stock Purchase Agreement (10)

10.15	Amendment Agreement No. 3 to FWA TASS, dated as of December 28, 2004, between Airspan Communications Limited and Axtel S.A. de C.V. (11) **

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

*      Filed herewith

**    Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*** Furnished herewith

1	Incorporated by reference to Airspan’s Form 10-Q for the quarter ended April 4, 2004.
2	Incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004.
3	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2003.
4	Incorporated by Reference to Airspan’s Registration Statement on Form S-1 (333-34514) filed July 18, 2000
5	Management Agreement or Compensatory Plan or Arrangement
6	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2000
7	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2002
8.	Incorporated by reference by the Company’s report on Form 8-K/A filed on July 6, 2004.
9	Incorporated by reference to the Company’s report on Form 8-K filed on September 13, 2004.
10	Incorporated by reference to the Company’s report on Form 8-K filed on September 27, 2004.
11	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004.
12	Incorporated by reference to the Company’s report on Form 8-K filed on June 9, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 11, 2005

AIRSPAN NETWORKS INC.

By:	/s/ PETER ARONSTAM
Peter Aronstam
Chief Financial Officer