Form 10-K
period 2005-12-31
AIRSPAN NETWORKS INC
filed 2006-03-31
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005
OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________________to_________________

Commission file number: 000-31031

AIRSPAN NETWORKS INC.
(Exact name of registrant as specified in its charter)

Washington	75-2743995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 Yamato Road, suite 105 Boca Raton, FL (561) 893-8670	33431
(Address of principal executive offices)	(Zip Code)

(561) 893-8670
 (Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0003 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
 Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of July 3, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $205,838,036 based on the closing sale price as reported on the Nasdaq National Market. This calculation has been performed under the assumption that all directors, officers and stockholders who own more than 10% of the Company’s outstanding voting securities are affiliates of the Company.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 24, 2006
Common Stock, $0.0003 par value per share	39,683,005

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the 2006 annual meeting of shareholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

AIRSPAN NETWORKS INC
FORM 10-K
For the Year Ended
December 31, 2005

TABLE OF CONTENTS

ITEM		Page No.
	PART I
1	Business	1
1A	Risk Factors	21
1B	Unresolved Staff Comments	31
2	Properties	31
3	Legal Proceedings	31
4	Submission of Matters to a Vote of Security Holders	32

	PART II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
6	Selected Financial Data	35
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
7A	Quantitative and Qualitative Disclosures about Market Risk	50
8	Financial Statements and Supplementary Data	51
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51
9A	Controls and Procedures	51
9B	Other Information	54

	PART III
10	Directors and Executive Officers of the Registrant	55
11	Executive Compensation	55
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55
13	Certain Relationships and Related Transactions	55
14	Principal Accounting Fees and Services	55

	PART IV
15	Exhibits, Financial Statement Schedules	56

SIGNATURES		59

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

PART I

ITEM 1. BUSINESS

Business Overview

We are a global supplier of Broadband Wireless equipment and other technologies, including Voice-over-IP (VoIP) switching that allow communications service providers (often referred to as “local exchange carriers,” or simply telephone companies), Internet service providers (often referred to as “ISPs”) and other telecommunications users, such as utilities and enterprises, to cost-effectively deliver high-speed data and voice services using radio frequencies rather than wires. We call this transmission method “Broadband Wireless”. The primary market for our systems has historically been a subset of the fixed broadband wireless access systems market, which is the fixed point-to-multipoint market in radio frequencies below 6.0GHz.

Each of our wireless systems utilizes digital radio technology, which provides either wide-area or local-area coverage, robust security and resistance to fading. These systems can be deployed rapidly and cost effectively, providing an attractive alternative or complement to traditional copper wire, cable, or fiber-optic communications access networks. Our products also include software tools that optimize geographic coverage of our systems and provide ongoing network management. To facilitate the deployment and operation of our systems, we also offer network installation, training and support services. A more complete description of our various wireless access systems is provided below. Our broadband wireless systems have been installed by more than 350 network operators in more than 100 countries.

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

In October 2002, we strengthened our position in the BWA equipment market with the acquisition of the WipLL (Wireless Internet Protocol in the Local Loop) business from Marconi (“Marconi WipLL”) for $3 million in cash, and we renamed the business Airspan Networks (Israel) Limited (“Airspan Israel”). The products and services produced by Airspan Israel enable operators in licensed and unlicensed wireless bands to offer high-speed, low cost, wireless broadband connections for data and voice over the Internet, using the Internet Protocol (“IP”).

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

In December 2003, we acquired the fixed wireless access business of Nortel Networks known as “Proximity for $13.1 million in cash.. The Proximity products enable operators to provide carrier class circuit switched voice and data services using Time Division Multiple Access (“TDMA”) technology. We acquired inventory relating to the Proximity business as well as existing assets associated with the manufacture, development and support of the Proximity product line. We also assumed the product supply obligations associated with customer contracts and certain other liabilities and obligations along with the workforce then directly employed in the Proximity business.

 All of the BWA products we had sold or acquired before 2005 operated according to proprietary technologies we or others had developed and patented. The same applied to BWA technologies against which we competed. At the end of 2002, a small group of BWA system and component manufactures, including Intel Corporation and Airspan, formed the WiMAX Forum. The goal of the Forum was to create global standards to ensure true interoperability between BWA systems. The founding members believed that interoperability was essential to the future growth of the broadband wireless market. By the end of 2005, the Forum members, working together with the Institute of Electrical and Electronics Engineers (IEEE), had established the first three WiMAX standards - the IEEE 802.16a standard; the IEEE 802.16-2004 WirelessMAN® Standard for Wireless Metropolitan Area Networks (formerly the 802.16d) standard, intended for fixed and some nomadic applications; and the 802.16-2005 (formerly the 802.16e) standard, intended for mobile and some nomadic/portable applications. See further “Risk Factors” on the implications for Airspan of the introduction of standard-based systems and technologies.

In 2005, we introduced new products based on WiMAX standards and we made further acquisitions that have changed the nature of our business and some of the systems we sell.

In March 2005, we introduced our first wireless products that operate according to the 802.16-2004 standard, in a new product line known as “AS.MAX”, a full portfolio of WiMAX systems comprising Base Stations and Customer Premise Equipment (“CPEs”) based on the 802.16 standard. In March 2006, we announced that two products forming part of the AS.MAX family - the MacroMAX base station and the EasyST CPE - had been certified in the 3.5GHZ band by the WiMAX Forum as meeting the standards required by the IEEE for interoperability.

The AS.MAX product range is designed to serve both:

•	our traditional fixed point-to-multipoint broadband wireless access (“BWA”) market; and

•	new markets, such as the BWA market for nomadic and portable, and eventually mobile, applications.

In June 2005, we acquired all of the outstanding shares of capital stock of ArelNet Ltd (“ArelNet”). ArelNet is a pioneer in VoIP network infrastructure equipment and solutions, including soft switches and gateways supporting all major VoIP standards. ArelNet has extensive experience worldwide, having installed network equipment with a capacity exceeding two billion minutes per year. The final purchase price of $9.1 million included $4.0 million of cash, $4.7 million for shares in Airspan and $0.3 million in Airspan options. The ArelNet product portfolio (“AS.TONE”) gives us the ability to sell VoIP products on a stand-alone basis or in combination with AS.MAX or Radionet products to operators wishing to offer voice services over their IP-based networks.

In November 2005 we acquired Radionet Oy, a Finnish limited liability company (“Radionet”). Established in 2000, Radionet is a leading provider of municipal wireless Hotzones, community networks, mobile broadband solutions for industrial applications, such as ports, mines and public transport, and link solutions for wireless backhaul and enterprises. Radionet’s environmentally-robust product portfolio, operating in unlicensed frequency bands using IEEE 802.11 a/b/g WiFi standards, delivers high performance connectivity with built-in bandwidth management and advanced security features.  The Radionet product architecture includes network and subscriber management capabilities and Radionet’s patented “MageIP”™ technology allows roaming within Hotzones, offering seamless mobility between access points and subnets in a wireless network. The acquisition added to our product portfolio wireless products that operate according to the IEEE 802.11 standard for wireless local area networks (also known as WiFi). Radionet products are now being sold under the “AS.NET” name. Our AS.MAX and AS.NET products constitute our first entry into the market of open-standard systems, in which products that operate according to the same standards are interoperable. AS.MAX and AS.NET support nomadic and portable users in addition to our traditional fixed broadband access users. AS.NET systems also have the ability to support mobile users today.

Our corporate headquarters are located in Boca Raton, Florida. Our main operations, manufacturing and product development centers are located in Uxbridge, UK, Airport City, Israel, and in Espoo, Finland. Our telephone number in Boca Raton is (561) 893-8670. Further contact details and the location of all Airspan’s worldwide offices may be found at www.airspan.com.

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

Industry Overview

General

The industry we serve today is the product of two distinct telecommunications markets that have converged over time:

•	the market for basic voice connectivity; and

•	the market for high-speed broadband data access connectivity.

When we launched our first products in the mid 1990s, while we were still a division of DSC Communications Corporation, they were designed to provide basic voice telecommunications services over the public switched telephone networks (PSTNs) to homes and enterprises that could not be served by traditional wired technologies, most of which were copper based.

The growth of the Internet in the same decade, together with the growth in demand for high-speed connectivity over telecommunications networks to the Internet, led to the widespread deployment of high-speed broadband systems in the same networks. Those high-speed connections were initially provided over wired networks, also mostly using copper wires. In the late 1990s, more fiber-based networks were deployed to provide broadband connectivity, mostly to business users. Subscribers who were using wireless technologies for communications joined the demand for high-speed data, and wireless voice technologies evolved to provide both voice and broadband connections over the same wireless links.

Today broadband connections, with or without voice services, can be provided by a number of competing access technologies. While the communications transport network and Internet backbone are capable of transporting data at extremely high speeds, data can only be delivered from those parts of the network through the access portion to the end user as fast as the end-user’s connection to the network will permit. Many traditional access connections that use copper wires are inadequate to address the rapidly expanding bandwidth requirements. To address these requirements a number of alternative solutions have emerged. We have identified below both our solutions and those that are perceived, for a variety of technological and economic reasons, to have competed most directly with the BWA solutions we offer.

•	Wired Digital Subscriber Lines. Broadband access is provided today by wired technologies using both copper and fiber. Copper is used most often in residential broadband access systems.

Digital subscriber line (“DSL”) technology improves the data transmission rate of existing copper networks. DSL transmission rates and service availability, however, are limited in all networks by both the quality of the available copper, which for many providers is a large percentage of their copper network and by the maximum transmission distance (5.5 kilometers from the subscriber to the service provider’s switching equipment in many instances) of wired DSL technology. In many instances, a substantial portion of an operator’s copper network is unsuitable for DSL transmission.

Fiber technology allows an operator to deliver video, voice and data capabilities over an optical fiber medium that can deliver very high capacity to end users. Because of the high costs associated with its deployment, fiber is used primarily for broadband access for businesses. It is most economically deployed in urban and sub-urban environments where business and residents create very high demand for services over broadband, and end-users can afford the relatively high tariffs charged by operators to provide fiber-based connectivity. The cost of deploying fiber access technologies continues to fall, however, and operators in some developed markets such as the USA have announced plans to deploy fiber access networks residentially.

• Cable Networks. Two-way cable modems using coaxial cable enable data services to be delivered over a network originally designed to provide television service to residential subscribers. Coaxial cable has greater transmission capacity than copper wires, but is often costly to upgrade for two-way data services. The data rate available to each subscriber on a cable link decreases as the number of subscribers using the link increases. Cable coverage, which is not available in many countries, may limit the growth of this segment as a broadband access medium.

• Cellular Networks. Mobile wireless networks (“Cellular networks”) are now capable of delivering both voice and broadband data connectivity to fixed, nomadic, portable and mobile applications. Low-cost cellular networks may provide a competitive solution in markets where the operator is seeking to offer low-quality voice and limited data rates at low tariffs. In developed markets, cellular technologies now also support the growing demand for high-quality broadband and voice communications. Cellular standards such as EV-DO (“Evolution-Data Optimized”), developed for CDMA-based networks, and GPRS (“General Packet Radio Service”) and EDGE (“Enhanced Data Rates for Global Evolution”) networks employed by GSM operators, can now provide access terminals (mobile devices) with air interface speeds of more than 2.5 Mb/s.

• Satellite Networks. For a variety of technological and economic reasons, we do not believe that satellite technologies have presented the most direct competitive challenge to the fixed wireless access systems offered by us.

• Broadband Wireless Access. Broadband wireless access systems enable high-speed access for data and voice services without requiring a cabled connection, such as copper wire or fiber, between the subscriber and network. A broadband wireless system can be more rapidly and cheaply deployed than most wired or cable systems. With properly planned deployment of radio equipment to maximize coverage, and the use of technology that resists fading, it is possible to provide quality of service over BWA networks that rivals that of wired systems.

The introduction in 2005 of WiMAX-compliant products will create additional deployment opportunities for BWA systems. WiMAX is a standards-based technology enabling the delivery of last mile wireless broadband access as an alternative to cable and DSL. WiMAX will provide fixed, nomadic, portable, and, eventually, mobile wireless broadband connectivity without the need for direct line-of-sight to a base station. According to the WiMAX Forum, in a typical cell radius deployment of three to 10 kilometers, WiMAX systems can be expected to deliver capacity of up to 40 Mbps per channel, for fixed and portable access applications. This is enough bandwidth to simultaneously support hundreds of businesses with T-1 speed connectivity and thousands of residences with DSL speed connectivity. WiMAX therefore becomes a viable alternative to fiber-based networks that would be too uneconomical to deploy in the area covered by a WiMAX cell. Mobile WiMAX network deployments are expected to provide up to 15 Mbps of capacity within a typical cell radius deployment of up to three kilometers. These data rates are much higher than those offered by the current generation of cellular network technologies. It is expected that WiMAX technology will be incorporated in notebook computers and PDAs by 2007, allowing for urban areas and cities to become “metro zones” for portable outdoor broadband wireless access.

WiMAX and WiFi are also expected to coexist in future and to become increasingly complementary technologies for their respective applications. WiMAX typically is not thought of as a replacement for WiFi. Rather, WiMAX complements WiFi by extending its reach and providing a "WiFi like” user experience on a larger geographical scale. WiFi technology was designed and optimized for Local Area Networks (LAN), whereas WiMAX was designed and optimized for Metropolitan Area Networks (MAN). In the 2006-2008 timeframe, it is expected that both 802.16 and 802.11 will be available in end user devices from laptops to PDAs, as both will deliver wireless connectivity directly to the end user - at home, in the office and on the move.

BWA technologies have therefore become a viable economic and technological solution to existing operators seeking to fill in gaps in their networks where wired technologies are incapable of providing broadband access, or for extending the reach of wired networks where it becomes uneconomical to use wired technologies to do so. With both WiMAX and WiFi technologies in its product suite, we believe that Airspan is well situated to exploit BWA technologies to compete with other broadband access systems.

The Global Need for Broadband Access

At the end of December 2005, the number of broadband Internet users was estimated to be 205 million, up from 150 million at the end of 2004 (source: Point Topic Ltd). We believe there has been continued growth in the number of end users of broadband wireless access equipment throughout the world for the last five years. We also believe that much of the growth in the number of broadband end-users has been generated in developing countries with a historically limited supply and penetration of telecom services, including broadband access. Although mobile operators are often selected to satisfy the demand for basic telephony in low tele-density regions, we believe BWA systems are often selected in many areas to provide the broadband access solution due to a superior set of features such as higher data speeds and availability of frequencies not serviced by traditional cellular networks.

Although the aggregate number of broadband users increased in the past five years, such growth was not matched every year by an increase in purchases of BWA equipment by network operators. The high-growth in spending on telecommunications and broadband infrastructure in the late 1990s was followed by declines in such spending at the start of this decade, and it is only in the past twenty four months that we believe we have seen evidence of renewed growth in spending on new wireless broadband infrastructure of the kind we supply. The market for BWA equipment comparable to ours has been stimulated by technologies such as WiFi and WiMAX, and it is expected to grow from $0.5 billion in 2004 to $3 billion in 2009, with 50% of the market in 2009 to be derived from WiMAX Certified products (source: Skylight Research).

Migration of Telecommunications to IP Platforms

Changes in the way that voice and data calls are handled over telecommunications networks have also required manufacturers like Airspan to adapt their products. Prior to the widespread deployment and use of the Internet, telecommunications service providers developed their voice communications networks using circuit switched technologies. Circuit switching still dominates the public switched telephone network or PSTN. Network resources set up calls over the most efficient route. Once a call is created, the call remains on a dedicated circuit. Airspan’s earliest AS4000 BWA systems were developed to route traffic over the circuit switched networks. The current-generation Proximity and AS4020 products still do so.

Communication over the Internet is dominated by packet switching. Internet data communication is handled very differently than circuit switching. With circuit switching, all packets go directly to the receiver in an orderly fashion, one after another on a single circuit established by the switches. With packet switching, routers determine a path for each packet dynamically, ordering them about to use any available path to get to the destination. Other packets from other calls use these circuits simultaneously, making the most use of each circuit or path, quite unlike the circuit switched calls that occupy a single path to the exclusion of all others. Upon getting to their destination, the individual packets are put back into order by a packet assembler. That's because the different routes practically ensures that packets will arrive at different times. This approach is acceptable when calling up a web page or downloading a file, since a tiny delay is hardly noticed. But users notice even the smallest delay with voice. Circuit switching guarantees the best sounding call because all packets go in order. Delays in packet switching for voice causes cause voice quality to fall apart.

With the proliferation of the Internet today, more telecommunications traffic is carried today by packet than by circuit switched networks. Despite the limitations inherent in packet technologies for voice calls, many operators are willing to use packet technologies to provide voice services.

Airspan has kept pace with the changes in underlying network topologies and the growth in packet-based services in a number of important respects. First, it acquired the technology and know-how to build and deploy packet-based networks when it acquired the WipLL business from Marconi in 2002. By 2005, WipLL had grown to approximately 23% of Airspan’s revenues. Secondly, Airspan co-founded the WiMAX Forum, specifically to develop the next generation of packet-based technologies upon which IP-based BWA systems will operate. And thirdly, to protect its position as one of the pioneers of combined voice and data BWA systems, Airspan acquired ArelNet in 2005 to give it the know-how and technology to be able to sell systems capable of carrying voice traffic as well as broadband data over IP-based fixed and wireless systems.

Global Deregulation and the Need for Reliable, Cost-Effective and Rapid Network Deployments

The worldwide deregulation of the telecommunications industry in the past 20 years created the opportunity for many new competitors, including Competitive Local Exchange Carriers (“CLECs”) and Internet Service Providers (“ISPs”), to provide local access connections that were historically only offered by a single incumbent provider, an Incumbent Local Exchange Carrier (“ILEC”). Even though some of the CLECs and ISPs that grew out of deregulation have failed, those that have survived are now striving to differentiate their service offerings on the basis of their range of services, quality and reliability, customer service, provisioning and pricing.

CLECs and ISPs have also expanded their focus beyond large business customers to serving small and medium-sized businesses, high-end residential and small-office/home-office customers as well as providing services outside of the major urban areas. To serve these markets, CLECs and ISPs require more cost-effective network deployment solutions to compensate for lower than average customer spending on communications services and larger coverage area requirements.

We believe broadband wireless can provide these solutions and differentiators. The introduction of high-capacity WiMAX BWA systems in particular will make it possible for CLECs and ISPs to offer combinations of voice, data and video services to customers to match the bundled service offerings of their ILEC competitors. WiMAX will also give those ISPs and CLECs the ability in many instances to by-pass entirely the wired networks of their ILEC competitors, eliminating the problems and risks of shared facilities encountered in the past by such service providers.

Enterprises have found that it may be more cost effective or secure to use private BWA networks for their own corporate communications networks than to rely on public networks; and utilities have been able to create additional sources of revenue using BWA equipment linked to their existing transmission and access networks.

In the developing world many countries have existing networks that are unable to provide reliable data, voice and fax services while many others lack the network infrastructure to make basic telephone services broadly available. Both ILECs and CLECs in these markets need cost-effective, rapidly deployable alternatives to traditional copper based networks. Again, we believe that BWA solutions can provide these alternatives.

Increased Availability of Licensed, Unlicensed (or License Exempt) Spectrum

With the growth and spread of the Internet and the related growth for broadband connectivity, government competition policy and other political pressures to make broadband available in underserved areas has led to the allocation of new spectrum for broadband wireless, both licensed and unlicensed, in many countries. Most of the licensed spectrum has been made available globally in the 3.5GHz band. During 2005, 3.5GHz spectrum was licensed for the first time in several countries, mainly in Europe. Further, plans are underway for the allocation of additional spectrum at 3.5GHz in other countries, as are allocations of other frequencies for broadband wireless applications. Frequencies are also being licensed in the sub 6GHz spectrum, particularly 700MHz in the USA and in the 2GHz band in India. Additional spectrum for unlicensed applications was added in many areas during 2005. In the USA, the FCC made available frequency for unlicensed use in the 3.65GHz band; and in other countries additional parts of the 5GHz band have been made available to network operators for broadband wireless applications.

The greater availability of license-exempt spectrum has been of particular benefit to many smaller carriers and ISPs, where a significant market has developed around the deployment of broadband in rural communities using license-exempt wireless access systems. Airspan makes WipLL and WiMAX products in a number of licensed and license-exempt frequencies. The AS.NET product also operates in license-exempt frequencies. We believe the increasing availability of licensed and unlicensed spectrum will increase the demand for BWA solutions, including our WipLL, AS.NET and AS.MAX products.

Benefits of Airspan’s Solutions for Broadband Wireless Access

Airspan’s systems are designed to provide a range of communications services in the 700MHz to 6.0GHz frequency bands, in both licensed and unlicensed spectrum allocations. The performance characteristics of these frequency bands make them ideal for broader market applications for service providers. These bands are less sensitive to line-of-sight obstructions and weather conditions than the millimeter wave technologies in higher frequencies, even though they offer lower capacity for data transmission. The availability of our technology at attractive prices in these frequencies makes it easier for operators and ISPs to develop viable business cases for their services. We therefore believe that our products are often more suitable than cellular mobile, cordless or Wireless LAN technologies for enabling network operators and ISPs to provide fixed, high-speed data and voice services using both licensed and unlicensed radio frequencies.

We believe our systems deliver these services reliably and cost effectively and provide the following benefits:

Data, Voice and Other Services. Our systems enable operators to offer a wide combination of services to maximize their revenues and earnings from their subscriber bases.

Our Proximity and AS4020 solutions provide network operators with combined and simultaneous optimized delivery of both high-speed packet data and wire-quality voice services. Our IP-based WiMAX and WipLL solutions give network operators and ISPs a relatively low cost high-speed data solution. When combined with our new AS.TONE portfolio, AS.MAX and WipLL are also capable of providing fully-integrated voice over IP services on one platform. AS.MAX will have sufficient capacity to permit the offering of simultaneous voice, data and IP TV video connections. Our Airspan branded AS4030 solution provides high-speed data rates that can be used for cellular backhaul or corporate or public sector high-speed Internet access.

Our systems flexibly allocate the available bandwidth to the services required, thereby permitting the radio resources and spectrum to be used most efficiently. Our systems are designed as modular solutions to enable deployments to be expanded as our technologies and customers’ needs evolve. We provide a single subscriber unit that delivers the voice or data connection, or a combination of both, to a subscriber, thus eliminating a need for multiple access devices in customer premises. During 2005 we supplemented this capability with our AS.MAX product line that also supports both voice and data applications using Voice-over-IP technology from the AS.TONE product line.

Quality of Service and Reliability. Our WiMAX and AS40X0 solutions are based on OFDM and DS-CDMA technologies (defined below), which allow network operators to offer high-quality data and voice services with the same level of reliability that traditional telephone networks provide. Our field proven Proximity solution is based on a TDMA (defined below) technology that also provides high-quality data and voice services to network operators at levels of reliability that are better than many wireline based networks. Our WipLL Solution is based on FH-CDMA (defined below) technology, which allows operators and ISPs to offer a high-quality data and voice services using the VoIP solution. The Airspan branded AS.MAX product line is based on the IEEE 802.16 standard and will initially use 256 OFDM (defined below) technology to provide excellent non line of sight characteristics. All of these solutions provide wide-area coverage, security and resistance to fading. In addition, all of our systems allow alternative service providers to bypass the incumbent’s network, enabling them to monitor on a real-time basis an end-user’s network access connection. Our products are successfully deployed and operated in a wide range of demanding environments throughout the world.

Rapid, Cost-Effective Deployment. Our wireless solutions are generally less expensive to deploy than fiber or copper wire networks or other high-speed fixed wireless networks. Our systems’ wide area coverage requires fewer base stations, allowing faster deployment with lower initial capital outlays. A single AS4000, AS4020 or Proximity base station can cover up to 70 square miles in an urban setting and as much as 700 square miles in a rural setting, on a near line of sight basis. A single WipLL solution base station can cover up to 175 square miles. The AS.MAX product line supports similar near line-of-sight distances, but also supports non line-of-sight operation over 50 square miles, and indoor non line-of-sight over 10 square miles. With these ranges and the relative ease and speed of installation of our base stations, network operators and ISPs can quickly begin generating new subscriber revenues over our systems. Our systems allow our customers to rapidly add new subscribers, who can be brought online in hours once the basic network infrastructure is in place. Network operators and ISPs have the advantage of a lower up-front infrastructure cost, adding extra network equipment to increase capacity only when they have demand from their customers.

Flexibility and Expandability. Our systems can be easily and quickly configured to meet specific customer requirements for capacity and frequency allocations. The modular design of our systems permits customization and expansion as customer requirements increase. The point-to-multipoint design of the Airspan BWA solutions also facilitates expansion by permitting multiple subscribers to be connected to a single base station. In addition, multiple types of service, including data and voice, can be delivered over a single radio channel enabling network operators and ISPs to differentiate and customize their service offerings. Our products use technology that allocates bandwidth upon subscriber demand and allows a single base station radio to accommodate from 100 to 3,000 subscribers, depending upon the solution deployed.

Comprehensive Implementation and Support Solutions. We offer our customers a range of software tools that provide system-wide analysis for optimizing geographic coverage and identifying and solving potential sources of interference. Our software tools can also be used to provide service qualification and initiate service activation for new customers. The tools also provide alarm, maintenance and testing functions. In addition, to facilitate deployment and operation of our systems, we offer network installation, training and support services. Under our contracts, the network operator is generally responsible for site preparation and installation of the subscriber terminals. We have developed a worldwide network of regional offices and subcontractors that allows us to provide local technical and operational support for our customers wherever our products are deployed. We also operate a 24-hour technical help line providing additional support and troubleshooting for all our customers.

Our Strategy

Our goal is to be the world’s leading provider of broadband wireless access systems to local exchange carriers, other network operators and enterprises seeking to use broadband wireless access systems for their communications. Key elements of our strategy include the following:

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

Maintain our technology position. We believe that we have established a strong technology position in the market for fixed wireless access solutions, and we seek to maintain this position by continuing to make substantial investments in research and development and by strategic acquisitions. Our research and development efforts are particularly focused on increasing the speed and capacity of data transmission and operational coverage area, while reducing the cost of our infrastructure equipment. We are also focused on reducing the installation time and costs of our subscriber terminals. We are actively involved in the development of standards through our membership in or participation with leading standards organizations such as the IEEE’s 802.16 group, the WiMAX Forum and ETSI (European Telecommunications Standards Institute). We believe our leadership role in WiMAX gives us a lead in the development and sale of WiMAX CertifiedTM compliant products. We also expect to continue to seek to acquire new businesses, products and technologies to accelerate the development of our products and our time-to-market with new advanced products.

 Successfully transition from circuit switched to Internet-based technologies and from proprietary to open-standard platforms. Prior to 2002, all of our systems were designed to operate primarily over circuit switched telephone networks. In 2002, with the acquisition of the WipLL business, we acquired our first technology that was fully based in the Internet protocol. Between 2002 and 2005, we continued to spend on research and development for both technologies. By 2005, Internet Protocol based technologies comprised more than 30% of our revenues.

With the introduction of our AS.MAX products and the acquisition of Radionet and ArelNet in 2005, we committed ourselves fully to technologies that operate primarily using the Internet Protocol. We did so to match the move, explained above, of most telecommunications service providers to route more and more of their traffic and services over the Internet. AS.MAX and AS.NET products also exposed us for the first time in 2005 to the risks and opportunities of developing and selling technologies based on an open standard (see more below in the section dealing with “Risk Factors”). Our strategy in the future will therefore be to manage the transition to open-standard IP-based products while maintaining our technological lead in the more challenging environment of open standards. In 2005, we took important steps in this regard by being first to market with an end-to-end 802.16 - 2004 WiMAX access solution. We also signed global reseller agreements in 2005 with Ericsson and Nortel to distribute our WiMAX systems through their channels and customers.

Target key growth market opportunities globally. Our broadband wireless solutions find their strongest competitive advantage in areas where there is a growing demand for high-speed data or for combined high-speed data and voice services, and where cost considerations make traditional solutions impracticable. As a result, in a developed market like the United States, we focus on ILECs that are targeting small and medium sized businesses, small office/home office users and high-end consumers as well as end users in suburban and rural areas. We believe our WipLL product is especially attractive to such service providers in these markets. Outside of the USA, we have targeted CLECs and ILECs in developed economies with our WipLL and WiMAX solutions. By the end of 2005, WiMAX trials were being conducted in more than 20 countries. In the developing world, we believe our opportunities are generally much broader due to the general inadequacy of the existing communications infrastructure. In these markets, wireless solutions can be the basis for a new national telecommunications infrastructure.

Develop and expand our strategic relationships. We intend to develop and expand our strategic relationships with large communications equipment manufacturers to help us market our products to network operators deploying large-scale turnkey networks. These relationships facilitate broader deployments of our systems worldwide, through stronger sales presence and additional integration services and support capabilities provided by those manufacturers. We also intend to form strategic relationships with communications companies situated within certain countries where there are competitive advantages to having a local presence. As mentioned above, in 2005 we signed WiMAX agreements with Nortel and Ericsson for this purpose.

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

Expand the product range that we have to offer. We are seeking to continue to expand our range and effectiveness of offered BWA solutions through both internal growth and acquisition. The 2005 acquisition of the WiFi-based AS.NET product portfolio was such an example, giving us the ability now to pursue opportunities in the growing Hotzone and Municipality 802.11 WiFi markets.

Products

General

We supply BWA systems that connect residential and business customers to a communications or Internet service provider’s network, or that connect various subscriber terminals in an enterprise network, together with related VoIP switching technologies.

Below is a diagram of our AS.MAX wireless systems that illustrates the relationship between subscriber terminal equipment, base station equipment and a communication service provider’s network.

The service provider installs base stations at various locations within its geographical area of operation that are linked to the rest of the telecommunications network at the central office (“CO site”). Voice traffic is routed to the public switched telecommunications network (“PSTN”) via a PSTN switch whilst data traffic can be connected directly to the Internet or to leased line data networks, typically via a router. Each base station in turn transmits and receives voice and high-speed data and Internet traffic via a wireless link from subscriber terminals located at residential and business premises.

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

• AS.NET Solutions. Our AS.NET product line of IEEE 802.11-compliant WiFi solutions delivers high performance access to 802.11 / WiFi clients. The AS.NET solution can support point to point linking application such as backhaul, WiFi Hotzone with seamless roaming and handover and specialized WiFi for industrial applications.

Voice-over-IP Switching

• AS.TONE Solutions. Our AS.TONE product line includes complete Class 4 and Class 5 Voice over IP switching. These comprehensive solutions give customers everything they require provide voice services to end users, including Billing, Self-Care Management, and SS7 and Primary ISDN PSTN interfaces. The AS.TONE solution also includes products to optimize the use of VoIP over AS.MAX networks. This product is called VoiceMAX. VoiceMAX also operates with our WipLL and AS.NET product lines.

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

Installation tools

Our installation tools are designed to assist our customers with installation or troubleshooting of customer premises equipment installations in an efficient and effective manner. Our installation tools include the following:

• AS7020 (STMon)— a PC-based software application for AS4000 and AS4020 subscriber installations

• AS7010 (STMeter)— a self-contained handheld tool for AS4000 and AS4020 subscriber installations

• WipConfig— a PC or PDA-based software application for WipLL subscriber installations

• Proximity RIS— a handheld tool for Proximity subscriber installations

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

New Products and Enhancements

During 2005 we introduced a number of new products and product enhancements.

•	The addition of a number of additional frequency variants in the WipLL product line, including 1.7-2.1 GHz.
•	The world’s first WiMAX indoor self-installable CPE, called “EasyST”
•	The first AS.MAX base station, called “MacroMAX”, a high performance Macro Cell.
•	A unique WiMAX CPE with an integrated WiFi access point, called “ProST-WiFi”
•
The “MicroMAX-SDR”, a software upgradeable WiMAX base station that will operate initially on the current 802.16-2004 standard, and that may be upgraded by software to operate on the new WiMAX 802.16 - 2005 mobile standard

•	New customer premise equipment for our Proximity product line that supports both voice and packet data more efficiently.

We expect to introduce further new products in 2006, including:

•	New WiMAX products, including
•	MicroMAX-SOC (cost optimized WiMAX base station),
•	HiperMAX (A high performance WiMAX base station that may be upgraded by software to operate on the new WiMAX 802.16 - 2005 mobile standard).

Technology

As of March 3, 2006, we had 116 full time employees and contracts engaged in research and development located in Uxbridge (UK), Airport City and Yavne (Israel) and Espoo (Finland). Our wireless technologies have been under continuous development since 1992, deliver high performance and are resilient in a very wide range of deployment conditions.

Frequency Choice

We recognized early that no single wireless spectrum would be made available for BWA services around the world. Consequently, our solutions are designed to easily change radio frequency subsystems to match a customer’s specific spectrum allocation. We believe our wireless solutions provide our customers with the widest choice of radio subsystems in the industry within the 700MHz to 6.0GHz bands, encompassing both licensed and unlicensed spectrum.

Technology - Proprietary Product Lines

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

Technology - Open Standard Product lines

 Today we sell wireless products based on two standards approved by the IEEE - 802.16/WiMAX, and 802.11/WiFi.

We are investing in the development of a line of products known as AS.MAX for the WiMAX/IEEE 802.16 market. AS.MAX products are be based on an air interface that employs OFDM and Orthogonal Frequency Division Multiple Access (“OFDMA”). This interface has characteristics that permits broadband wireless signals to penetrate objects more effectively than the interfaces used in our earlier products, and thereby creates significant opportunity for the installation of CPE in non-line of sight (“NLOS”) environments. Airspan’s first AS.MAX products (MacroMAX and EasyST) became Generally Available in the fourth quarter of 2005 for the 3.5GHz FDD band.

 Airspan’s AS.MAX products comply with the IEEE’s 802.16-2004 standard and the WiMAX Forum profiles. Further development is now underway to introduce new base station and CPE variants, develop a wide portfolio of frequency bands and to migrate some of these products to support 802.16e.

Through our participation in the WiMAX Forum, we contribute to the development of the IEEE 802.16 standards and WiMAX Forum technical activities. As a part of our development of the AS.MAX portfolio, we are working closely with key technology partners. These include:

•	Intel - ASICs (“Application Specific Integrated Circuit”) for CPE equipment
•	picoChip - High performance parallel processors for Software Defined Radio base stations
•	Sequans - SOCs (Systems on a Chip) for integrated Micro base stations

 We are also investing in the development of technologies and techniques that will provide further performance benefits. These include the development of multi-channel radio transceivers and smart antenna technology.

Airspan’s AS.Net products are based on the IEEE 802.11a/b/g standards. Through our membership in the WiFi Alliance, a global, non-profit industry trade association devoted to the growth of wireless Local Area Networks (WLAN), Airspan participates with more than 200 companies in delivering interoperable WiFi solutions and ensuring a positive user experience through its WiFi CERTIFIED(TM) program. Airspan's new membership in the WiFi Alliance and its acquisition of Radionet reiterate Airspan's belief that a combination of WiMAX and WiFi technologies will provide the most flexible combination of wireless-based broadband connectivity solutions in enterprise and carrier networks.

iTone Acquisition

During 2005 Airspan completed the acquisition of ArelNet and the iTone Voice over IP (VOIP) and soft switch product lines. Development work is now ongoing to integrate the iTone technology with the WiMAX software to provide carrier class voice support on the AS.MAX platforms. This is expected to be launched as a software upgrade in 2006.

Intellectual Property

During the development of our DS-CDMA and FH-CDMA based systems (AS4000, AS4020 and WipLL) we generated a significant patent portfolio. As of March 1, 2006, our development efforts have resulted in 46 separate US patents granted (together with various foreign counterparts), with a further 6 pending US applications. In connection with our acquisition of the Radionet business, we acquired one patent. We do not license CDMA technology from or pay royalties to any other companies that have developed CDMA-based wireless technologies. To improve system performance and reduce costs, we have developed software and custom integrated circuits that incorporate much of our IP, and which are the key elements of our wireless solutions.

In connection with our acquisition of the Proximity business from Nortel, Nortel assigned to us all of its rights, title and interest in the Proximity trademarks and service marks and certain of its copyrights used exclusively with the Proximity products. In addition, Nortel has granted us a non-exclusive, world-wide license to use its US patents that relate to the Proximity products for the term of the patents. Nortel has also granted us a non-exclusive word-wide license to use certain of its copyrights, which were not assigned to us and its trade secrets relating to the Proximity Products. The copyright and trade secrets licenses are perpetual.

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

We continue to operate live multi-cell test networks that provide always-on high-speed Internet access and voice services to a number of volunteer end-users. Airspan maintains WiMAX and AS4020 test networks in and around the town of Stratford upon-Avon, UK, and a WipLL test network in the vicinity of Airport City, Israel. In addition to providing valuable long-term system reliability, availability and other performance data, these unique networks permit us to empirically investigate radio transmission and reception and interference behavior for existing and emerging products.

Research and development expenditures

We incur Research and Development expenditures in an effort to reduce manufacturing costs, develop new products or product enhancements and to maintain the functionality of existing products as customers request new features or as integrated components need to be replaced. During the years ended December 31, 2005, 2004, and 2003, we spent $21.2 million, $18.8 million and $14.4 million, respectively, on research and development of our products.

Customers

We believe our existing and target customers are principally comprised of network operators, looking to provide their customers with fixed, nomadic and portable broadband access solutions, as well as backhaul and bridging solutions, and can be generally described as follows:

• CLECs and ILECs that operate in areas of relatively low tele-density or in areas where the installation of copper or fiber lines or coaxial cables is cost prohibitive, or where their existing copper lines cannot effectively deliver broadband data connectivity;

• cable TV operators, who use BWA systems to extend the reach of their networks, and/or who offer telephone services in addition to their basic TV services;

• ISPs that operate in areas where other carriers cannot offer broadband access services; and

• operators of WiFi-based hotzones and networks, such as municipalities; and

• enterprises that operate private, closed loop networks.

We began shipping our products in 1996. By the end of December 2005, we had shipped to over 350 customers in more than 100 countries. Our customers today include large fixed wireless access carriers such as Axtel S.A. de C.V., Mexico (“Axtel”). Axtel, which has more than 600,000 subscribers, operates the world’s largest broadband fixed wireless operator that is not based on mobile technology.

We currently derive, and expect to continue to derive, a substantial percentage of our net sales from fewer than ten customers. In 2005, Axtel was our largest customer, accounting for 56% of our revenue, while 71% was derived from our top ten customers. No single customer is expected to account for more than 30% of our projected annual revenue in 2006. Our business relationship with Axtel is summarized below.

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

Our largest customer in 2005 was Axtel. As a result of the acquisition of the Proximity business from Nortel Networks, Airspan assumed the right and obligation to supply products and services to Axtel pursuant to agreements (the “Axtel Agreement”) signed between Nortel Networks and Axtel. The Axtel Agreement was amended in April and December, 2004. Under our existing agreements with Axtel, Axtel was committed to purchase a minimum of $38 million of product from us during the period from January 1, 2005 until December 2006. In 2005, Axtel’s purchases exceeded that amount, as a result of which no further purchase commitments currently exist by agreement between the companies. Axtel may continue to place orders for products for as long as the agreements remain in place and effective.

The Axtel Agreement contains terms and conditions typical for supply and support agreements of this type, including the requirements for Axtel to make certain cash down-payments with orders placed and for lead times for delivery of products. We have agreed to provide technical assistance and support services related to the products used in Axtel’s network, including emergency recovery and remote technical assistance, as well as other services at agreed upon prices. The Axtel Agreement gives Axtel a non-exclusive and perpetual license to use the Proximity software, subject to certain events of default, and a one-year, limited warranty with respect to the delivered products. The Axtel agreements may be terminated by either party in the event of the other party’s failure to cure a breach of any term or condition of the agreement. The Axtel agreements state that either party may terminate the agreement in the event the other party encounters various forms of financial difficulty, insolvency or bankruptcy and where the other party has materially failed to perform any term under the Agreement that has not been cured within 30 days of notification.

Sales, Marketing and Customer Service

We sell our systems and solutions through our direct sales force, independent agents, resellers and original equipment manufacturer (“OEM”) partners. Our direct sales force targets network operators, ISPs and enterprises in both developed and developing markets. Currently we have direct sales offices in the US, UK, Australia, China, Czech Republic, Indonesia, Japan, the Philippines, Poland, Russia, South Africa and Sri Lanka. In markets where we do not have a direct sales presence, we also sell through independent agents, resellers and system integrators who target network operators and other customers. We also sell our products to OEMs who may sell our products under their names.

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

As of March 3, 2006, we had 118 full time employees and contractors dedicated to sales, marketing and customer service.

Manufacturing

We subcontract all of our manufacturing to subcontractors, who provide full service manufacturing solutions, including assembly, systems integration and test procedures. Except as noted below, our finished products are shipped directly from the manufacturing subcontractor to customers.

We currently outsource the manufacturing of our AS4000, AS4020, Proximity CPE and WiMAX base station products directly to a global subcontract manufacturer, Solectron Corporation (“Solectron”). In addition to providing full service manufacturing solutions, Solectron provides a range of manufacturing services including prototyping, and new product introduction

Solectron manufactures our AS4000 and AS4020 CPE and base station products in Scotland, and our Proximity CPE products in Guadalajara, Mexico. Finished AS4000, AS4020 and WiMAX products are stored, prior to dispatch to end customers, at our third-party logistics provider based in the UK Proximity products are generally shipped directly from the manufacturing sites to our customers. In the event that they are not shipped directly they are stored, prior to dispatch, at our third-party logistics provider.

 Manufacture of our Proximity base station products is outsourced to Syntech Technologies, UK

Manufacture of our WipLL products is outsourced to an Israeli manufacturing subcontractor named Racamtech Limited, which is part of the CAM Group (“CAM”), based in Israel.

Manufacture of our WiMAX CPE product is outsourced directly to a global subcontract manufacturer, Flextronics Corporation (“Flextronics”). Flextronics currently manufactures this product in Israel.

Manufacture of our ASNET product portfolio is outsourced to two subcontract manufacturers, based in Finland. Elcoteq Network Corporation (“Elcoteq”) manufactures the printed circuit board assemblies. Laukamo Elecctromec OY (“Laukamo”) performs the final configuration and box assembly functions. The products are then stored, prior to dispatch to end customers, at our third-party logistics provider based in the Finland.

A third party based in Canada manufactures our Airspan branded AS3030 and AS4030 products pursuant to a three year contract that ends in September, 2006, and which may also be cancelled upon twelve months notice. The contract will renew automatically for a further 12-month period unless it is terminated earlier by the parties.

Our agreements with these manufacturing subcontractors are all non-exclusive and may, except as noted above, be terminated by either party with six months notice without significant penalty. Other than agreeing to purchase the materials we request in the forecasts we regularly provide, we do not have any agreements with our manufacturing subcontractors to purchase any minimum volumes. Our manufacturing support activities consist primarily of prototype development, new product introduction, materials planning and procurement and quality control.

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

 Competition

We compete in a relatively new, rapidly evolving and highly competitive and fragmented market. We compete with companies that are producing access systems for fixed wireless networks, cellular networks, wired DSL networks, cable networks and occasionally fiber optic cable and satellite networks. . We also compete with companies that have Voice-over-IP switching solutions.

We believe the primary competitive challenges our business faces include:

•	competing with established, traditional wired network equipment providers and their wired solutions, and

•	the growth of cellular mobile networks that are capable of providing broadband access at high speeds; and

•	convincing service providers that our solutions are superior to competing wired and wireless solutions.

We face, or believe that we will face, competition from various other providers of wireless communications products and services and, while we believe our industry to be competitive, we do not believe there is a single dominant competitor.  Competitors vary in size and scope, in terms of products and services offered. With respect to the broadband fixed wireless solutions we offer today, we believe we compete directly with Motorola, Siemens, Alvarion, Terabeam, SR Telecom, ZTE, Huawei and with a number of smaller privately-held companies. We also believe we compete indirectly with a number of large telecommunication equipment suppliers such as Samsung and Alcatel.

We believe we encounter, and may increasingly encounter, competition from competing wireless technologies such as cellular technology.

Mobile wireless networks are now capable of delivering both voice and broadband data connectivity to fixed, nomadic, portable and mobile applications. Low-cost cellular networks may provide a competitive solution in markets where the operator is seeking to offer low-quality voice and limited data rates at a low cost. In developed markets, cellular technologies now also support the growing demand for high-quality broadband and voice communications. Cellular standards such as EV-DO, GPRS and EDGE can now provide access terminals (mobile devices) with air interface speeds of more than 2.5 Mb/s.

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

Employees

As of March 3, 2006, we had a total of 302 full-time employees, including contract personnel, of which 116 were based in the UK, 90 were based in Israel, 22 were based in the USA and 15 were based in Finland. No employees are presently represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers and Directors

The names, ages and positions of our executive officers and directors as of March 3, 2006 are listed below along with their business experience during the past five years.

Name	Age	Title
Matthew J. Desch	48	Chairman of the Board of Directors
Eric D. Stonestrom	44	President and Chief Executive Officer, Director
Jonathan Paget	59	Executive Vice President and Chief Operating Officer
Peter Aronstam	53	Senior Vice President and Chief Financial Officer
Henrik Smith-Petersen	42	President, Asia Pacific
Arthur Levine	48	Vice President, Finance and Controller
H. Berry Cash	65	Director
Randall E. Curran	51	Director
Michael T. Flynn	57	Director
Guillermo Heredia	64	Director
Thomas S. Huseby	58	Director
David A. Twyver	59	Director

Matthew J. Desch became Chairman of the Board of Directors of Airspan on July 1, 2000.     Mr. Desch was the CEO of Telcordia Technologies, a private communications software and services supplier from July 2002 until October 2005.   Mr. Desch was also a member of the Board of Directors of Flarion, Inc., a mobile broadband equipment supplier until it was acquired by Qualcomm Incorporated in January 2006.  From 1987 through May 2000, Mr. Desch served in a variety of management positions with Nortel Networks, a global supplier of networking solutions and services.  From 1996 through 2000 he served as Executive Vice President and President of Nortel's Wireless Networks division, responsible for Nortel's global wireless infrastructure business.  Mr. Desch has a B.S. from Ohio State University and an M.B.A. from the University of Chicago.

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

Arthur Levine joined Airspan in October 2005 as Director of Finance and, in January 2006, he was named Airspan’s Vice President, Finance and Controller. From February 2003 to March 2005, Mr. Levine was Director of Finance of DentaQuest Ventures, Inc., a privately held third party administrator and insurer of dental benefits. From September 1995 to February 2003, at Scitex Corporation Ltd., a publicly-traded manufacturer of digital printing equipment, Mr. Levine served in various financial roles, the last of which was Vice President and Corporate Controller. Mr. Levine worked at Ernst & Young from 1984 to 1995. He holds a B.S. degree from the Wharton School of the University of Pennsylvania and is a Certified Public Accountant.

H. Berry Cash has served as a director of Airspan since January 1998. He has been a general partner with InterWest Partners, a venture capital fund focused on technology and healthcare, since 1986. Mr. Cash currently serves as a member of the Board of Directors, a member of the Compensation Committee, and a member of the Audit Committee of i2 Technologies, Inc., a public company which is a provider of software and services that help customers achieve measurable value through improvements in coordination and collaboration. Mr. Cash is also a member of the Board of Directors and Audit Committee of Staktek Holdings, Inc., a public company providing high-density packaged memory stacking solutions for systems and applications. Mr. Cash is also a member of the Board of Directors and a member of the Compensation Committee for the following public companies: Silicon Laboratories, Inc., a developer of mixed-signal integrated circuits for products such as cell phones, set-top boxes, and computer modems. Mr. Cash is also a member of the Board of Directors of First Acceptance Corporation, a public company specializing in real-estate sales. Mr. Cash received a B.S. in Electrical Engineering from Texas A&M University and a M.B.A. from Western Michigan University.

Randall E. Curran joined the Board of Directors of Airspan in October 2004. In February 2005, Mr. Curran was appointed Chief Executive Officer of ITC^DeltaCom, Inc., a provider of full-service, integrated telecommunications and technology solutions to customers in the southeastern United States. From August 2004 to February 2005, Mr. Curran was a Senior Managing Director in the Interim Management Practice of FTI Consulting, Inc., a publicly-traded company which provides corporate finance/restructuring, forensic and litigation consulting, and economic consulting. At FTI Consulting, Inc., Mr. Curran specialized in the telecommunications sector. From September 2000 until November 2003, Mr. Curran held the position of Chairman and Chief Executive Officer of ICG Communications, Inc., a publicly-traded facilities-based communications provider of Internet and voice communication services. In November 2000, ICG Communications Systems, Inc. filed for voluntary bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the District of Delaware. During the course of the bankruptcy proceedings, ICG operated its business and managed its properties and assets as a debtor-in-possession. ICG emerged from bankruptcy in October 2002. From 1987 through June 2000, he held several positions, including the position of Chairman, President, Chief Executive Officer, Chief Operating officer, and Chief Financial Officer, of Thermadyne Holdings Corporation, a leading welding equipment manufacturer that was traded on NASDAQ until its sale in 1998. Mr. Curran served as Vice President of Finance from 1983 until 1986 at Clarke Industries, a division of Cooper Industries, a manufacturer of floor maintenance equipment. From 1981 to 1983 he served as Director of Finance at McGraw-Edison Co., a manufacturer of electrical products. Mr. Curran was a Senior Auditor of Arthur Andersen & Co. in the Manufacturing Audit Division from 1976 until 1981. Mr. Curran earned his B.A. degree in Economics from DePauw University in 1976 and an M.B.A. from Loyola University of Chicago in 1982.

Michael T. Flynn has served as a director of Airspan since July 2001. From June 1994 until March 31, 2004, Mr. Flynn served as an officer of ALLTEL Corporation, an integrated telecommunications provider of wireless, local telephone, long-distance, competitive local exchange, Internet and high-speed data services. From May 2003 until April 2004, he held the position of Assistant to the Chief Executive Officer. From April 1997 to May 2003, Mr. Flynn served as Group President of Communications at ALLTEL. From June 1994 to April 1997, Mr. Flynn was President of the Telephone Group of ALLTEL. Since January 2004, Mr. Flynn has served on the Board of Directors, the Audit Committee and the Compensation Committee of WebEx Communications, a publicly-traded company providing real time web collaboration and conferencing services. He also serves as a member of the Board of Directors of several private companies including: Calix, a leading provider of next generation, integrated voice, data and video, loop and transport access technology; GENBAND a provider of access and trunking media gateway solutions for VoIP and signaling applications and BayPackets, a provider of next generation telecommunications application services. Mr. Flynn earned his B.S. degree in Industrial Engineering from Texas A&M University in 1970. He attended the Dartmouth Institute in 1986 and the Harvard Advanced Management Program in 1988

Guillermo Heredia joined the Board of Directors of Airspan in January 2001. Since September 2005, Mr Heredia has served as President and CEO of AeroLineas MesoAmericanas, a new low cost airline carrier operating within Mexico. From 1999 to 2005, Mr. Heredia served as the managing partner of Consultores en Inversiones Aeronauticas, a provider of consulting services to airline operators and investors. Mr. Heredia has served in the senior management of three major Mexican corporations: as President and Chief Operating Officer of Aeromexico from 1989 to 1992, as President and Chief Operating Officer of Grupo Iusacell, Mexico’s number two wireless carrier from 1992 to 1994, and as President and Chief Executive Officer of Previnter, a joint venture of AIG, Bank Boston and Bank of Nova Scotia from 1995 to 1999. Mr. Heredia currently serves as a member of the Board of Directors for W L Comunicaciones, a private telecommunications company involved in developing a wide band fiber optic network in Mexico City and throughout Mexico and for Jalisco Tequilana Internacional, a private distiller and distributor of Tequila. Mr. Heredia holds a degree in Mechanical Engineering from the Universidad de las Americas and in Business Administration from Universidad Iberoamericana.

Thomas S. Huseby has served as a Director of Airspan since January 1998, serving as  Chairman of the Board from January 1998 until July 2000. Since August 1997, Mr. Huseby has served as the Managing Partner of SeaPoint Ventures, a venture capital fund focused on communications infrastructure . Mr. Huseby has also served as an advisor to Oak Investment Partners. since August 1997  Prior to his employment with SeaPoint Ventures, from 1994 to 1997, Mr. Huseby was the Chairman and Chief Executive Officer of Metawave Communications, a previously public corporation which manufactured cellular infrastructure equipment. Previously he was President and Chief Executive Officer of Innova Corporation, a previously public manufacturer of millimeter wave radios.   Mr. Huseby is currently Chairman of the Board of Hubspan, a private integration solutions provider, Qpass, Inc., a private corporation which offers software that facilitates the sale of digital content for wireless carriers, MobileLime, a private company that allows consumers to make purchases through any mobile phone at participating merchants, Telecom Transport Management, Inc., a privately held company providing comprehensive backhaul transport solutions for wireless carriers in the United States, and SnapIn Software, Inc., a privately held company that develops handset-based wireless customer care and diagnostic products for mobile network operators. He is also a  board member of the following privately held corporations: Kineto Wireless, Mojix, Trumba and Wireless Services Corporation. Mr. Huseby has a Bachelor's degree in Economics and a BSIE from Columbia University and an MBA from Stanford University.

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

ITEM 1A. RISK FACTORS

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business.

If we continue to incur substantial losses and negative operating cash flows, we may not succeed in achieving or maintaining profitability in the future.

We have incurred net losses since we became an independent company, and as of December 31, 2005 we had an accumulated deficit of $203 million. We anticipate that we will continue to experience negative cash flows over the next 12 months. Our operating losses have been due in part to the commitment of significant resources to our research and development and sales and marketing organizations. We expect to continue to devote resources to these areas and, as a result, we will need to continue increasing our quarterly revenues to achieve and maintain profitability. We cannot be certain that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

Any reduction in expenditures by communications service providers could have a negative impact on our results of operations.

We believe telecommunications carriers and service providers continue to spend less annually on capital investments and network expansions than they did at the end of the prior decade. Service providers have operated at reduced capital spending levels for a number of years, and there is no indication that they will increase spending to earlier levels in the foreseeable future. Any further decline in their capital spending may reduce our sales, increase the need for inventory write-offs and could result in downward pressure on the price of our products, all of which would have a material adverse effect on our results of operations and stock price.

Since a significant percentage of our expenses are fixed and do not vary with revenues, our quarterly operating results are volatile and difficult to predict, and our stock price could decline.

We believe that period-to-period comparisons of our operating results are not necessarily meaningful. Since our customers are not typically required to purchase a specific number of our products in any given quarter, we may not be able to accurately forecast our quarterly revenues. Revenues are further affected if major deployments of our products do not occur in any particular quarter as we anticipate and/or our customers delay shipments or payments due to their inability to obtain licenses or for other reasons. As a result, our quarterly operating results have fluctuated in the past and will likely vary in the future. This could cause the market price of our common stock to decline. Other factors that may affect our quarterly operating results and our stock price include the loss of a major customer, our ability to react quickly to new competing technologies, products and services which may cause us to lose our customers, or if our suppliers and manufacturers are not able to fulfill our orders as a result of a shortage of key components that leads to a delay in shipping our products. We incur expenses in significant part based on our expectations of future revenue, and we expect our operating expense, in particular salaries and lease payments, to be relatively fixed in the short run. Accordingly, any unanticipated decline in revenue for a particular quarter could have an immediate negative effect on results for that quarter, possibly resulting in a change in financial estimates or investment recommendations by securities analysts, which could result in a fall in our stock price. The results of any one quarter should not be relied upon as an indication of future performance.

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

Our industry is subject to change as a result of emerging new technologies and industry standards.

The market for BWA equipment has historically been characterized by rapid technological developments and evolving industry standards. Our future success will therefore depend on our ability to adapt to these new standards and to successfully introduce new technologies that meet customer preferences. Accordingly, our success selling certain types of BWA equipment in one year should not be considered indicative of our future sales efforts.

Although we have been marketing BWA equipment for many years, our experience marketing and supplying WiMAX equipment has only been developed since August 2005. Although our AS.MAX products have performed to date in accordance with our expectations, the AS.MAX products are still relatively new products and their future commercial success is not yet certain. Some of our competitors have developed and are currently marketing WiMAX equipment. Although we believe our AS.MAX products compare favorably to the existing competitive products in terms of price, performance, features and ease of use, we do not have enough information at this time to determine if our potential customers will share our perceptions.

If WiMAX does become a principal standard for the BWA industry, we face the risk that our non-WiMAX products will become obsolete. In such event, we anticipate that our results of operations would be materially adversely affected unless our sales of AS.MAX products compensate for the loss of sales of non-WiMAX products. In the course of committing to research and development, enhancing our existing products and developing the AS.MAX product line, we have made projections and assumptions about the potential demand for our various product lines. If our projections or assumptions are incorrect for any reason, we anticipate that our product lines will not sell as projected and our results of operations will be materially adversely affected.

Since we incur most of our expenses and a portion of our cost of goods sold in foreign currencies, fluctuations in the values of foreign currencies could have a negative impact on our profitability.

Although 96% of our sales in 2005 and a majority of our cost of goods sold were denominated in US dollars, we incur most of our operating expenses in British pounds and, to a lesser extent, New Israeli Shekels. We expect these percentages to fluctuate over time. Fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations and our business and our currency hedging activities may not limit these risks. The value of foreign currencies may also make our products more expensive than local products.

We operate in highly dynamic and volatile industries characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles.

The markets for our products have been characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. Our success depends, in substantial part, on the timely and successful introduction of high quality new products and upgrades, as well as cost reductions on current products to address the operational speed, bandwidth, efficiency and cost requirements of our customers. With the adoption by the wireless broadband industry of the IEEE 802.16 and ETSI HiperMAN wireless MAN standards, our success will also depend on our ability to comply with these and other emerging industry standards, to operate with products of other suppliers..

With the acquisition of our new AS.TONE and AS.NET product portfolios, we are moving more and more of our products to IP (Internet Protocol) based operating systems. The development of new, technologically advanced IP-optimized networking solutions and software products is a complex and uncertain process requiring high levels of innovation, as well as the anticipation of technological and market trends. Our commitment to develop and refine our IP based operating systems may result in our expenses growing at a faster rate than our revenues, particularly since the initial investment to bring a new or enhanced product to market may be high. We may not be successful in targeting new market opportunities, in developing and commercializing new products in a timely manner or in achieving market acceptance for our new products.

The success of new or enhanced products depends on a number of other factors, including the timely introduction of those products, market acceptance of new technologies and industry standards, the perceived quality and robustness of new or enhanced products, competing product offerings, the pricing and marketing of our products and the availability of funding for those networks. Products and technologies developed by our competitors may render our products obsolete. If we fail to respond in a timely and effective manner to unanticipated changes in one or more of the technologies affecting telecommunications and data networking or our new products or product enhancements fail to achieve market acceptance, our ability to compete effectively in our industry, and our sales, market share and customer relationships could be materially and adversely affected.

In addition, unanticipated changes in market demand for products based on a specific technology, particularly lower than anticipated demand for IP-optimized networking solutions in either broadband wireless applications or on a stand-alone basis, could have a material adverse effect on our business, results of operations and financial condition if we fail to respond to those changes in a timely and effective manner.

The adoption of open standards in the broadband wireless communications industry could result in increased competition.

Prior to the adoption of the WiMAX standards, we sold products that operated on our own, proprietary operating technologies. We anticipate that we and other BWA equipment suppliers will increasingly sell products that are WiMAX Forum Certified. With the adoption of WiMAX as the new industry standard for broadband wireless communications, many of those proprietary technologies will no longer be used in Airspan products. As a result, as it brings its new WiMAX-based systems to market, Airspan may face we expect that we will face increased competition from a number of other manufacturers who are no longer restricted by our Airspan intellectual property rights from building competing products. To remain competitive, we believe we will need to must continue to invest significant resources in research and development, sales and marketing and customer support for WiMAX. We cannot be certain that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to remain competitive. In developing products that conform to defined wireless-industry standards, we recognize that, by diminishing product differentiation, standardization may lower the barriers to entry by other manufacturers in the markets in which we seek to sell our products. If companies with greater resources than us choose to manufacture any standards-based products to compete with us, this may cause competition to be based on criteria such as the relative size, resources, marketing skills and financial incentives provided by our competitors, where we may be weaker than if competition is based on product differentiation alone. If we are unable to maintain our position as a technology leader in this market of open standards and broader competition, we may suffer reductions in revenues and margins and loss of market share, revenues and operating margins, which could result in reduced stock prices.

If we are not able to implement a program to conform our products to industry standards or to successfully market and sell our standards-based products, our revenues may decline

We have developed and continue to develop certain of our products in accordance with existing, emerging and anticipated wireless-industry standards. In particular, we develop our AS.MAX wireless products and product features to conform to IEEE 802.16-2004 and IEEE 802.16e standards. If our products fail to comply with these standards, we may not be able to sell them. Industry standards are subject to change from time to time by their regulatory bodies. If, as a result of any changes, the products we have developed fail to meet industry standards, as revised, we may not be able to sell such products.

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

Competition from larger, better-capitalized or emerging competitors could result in price reductions, reduced gross margins and loss of or inhibited growth of market share.

We compete in a relatively new, rapidly evolving and highly competitive and fragmented market. We now compete with companies that are producing both mobile and fixed wireless communications systems, wired DSL, cable networks, fiber optic cable and occasionally satellite technologies and other new entrants to this industry, as well as traditional communications companies.

Competitors vary in size and scope, in terms of products and services offered. With respect to the fixed broadband wireless solutions we offer today to serve in licensed and unlicensed frequencies, we believe we compete directly with Siemens, Alcatel, Motorola, Alvarion, Terabeam, SR Telecom, with a number of smaller privately-held companies and with the divisions of a number of institutional telecommunication equipment companies. We also believe we compete indirectly with a number of large telecommunication equipment suppliers such as Alcatel and Harris.

Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies such as WiMAX and changes in customer requirements, or to devote greater resources to the development, promotion, sale and financing of their products than we can. Furthermore, some of our competitors have made or may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to gain customer market share rapidly. These competitors may enter our existing or future markets with systems that may be less expensive, provide higher performance or contain additional features.

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

An inability to overcome competition from alternative communication systems could adversely affect our results of operations.

We believe we encounter, and may increasingly encounter, competition from competing wireless technologies such as cellular technology. Cellular networks are now capable of delivering both voice and broadband data connectivity to fixed, mobile, nomadic and portable applications. These technologies, such as 1XRTT and EVDO, have the ability to provide for multiple voice channels and rate data services at transmission rates of 512Kbps on the uplink and 2.4 Mbps on the down link. Their data rates speeds continue to improve as they are modified. In addition, our technology competes with other high-speed solutions, such as wired DSL, cable networks, fiber optic cable and occasionally satellite technologies. The performance and coverage area of our wireless systems are dependent on certain factors that are outside of our control, including features of the environment in which the systems are deployed, such as the amount of clutter (natural terrain features and man-made obstructions) and the radio frequency available. Any inability to overcome these obstacles may make our technology less competitive in comparison with other technologies and make other technologies less expensive or more suitable. Our business may also compete in the future with products and services based on other wireless technologies and other technologies that have yet to be developed.

We currently depend on a few key customers for substantially all of our sales. A loss of one or more of those customers could cause a significant decrease in our net revenue.

We currently derive, and expect to continue to derive, a substantial percentage of our net sales from fewer than ten customers. In fiscal 2005, 71% of our revenue was derived from our top ten customers. In fiscal 2005, Axtel accounted for approximately 56% of our annual revenue and was the only customer that individually accounted for more than 10% of our annual revenue. It is possible that in fiscal 2006, Axtel and Yozan Inc of Japan may account for greater than 50% of our projected annual revenue. We believe that there are certain economies of scale inherent in our industry. Accordingly, the loss of Axtel or Yozan as a customer or the loss of any large percentage of our customer contracts could negatively impact our gross profit margins, our profitability and efforts to preserve cash resources.

Axtel has the right to terminate the Axtel supply agreement if we fail to comply with the terms and conditions of the agreement and such breach is not cured. For instance, if we fail to meet delivery schedules or if we fail to deliver products and services that meet the contract specifications, Axtel may claim we breached the agreement. Even if such failures are solely attributable to the acts or failures to act of third parties, Axtel may have the right to terminate the agreement. Additionally, Axtel itself has a limited operating history having only commenced operations in 1999, and is subject to its own competitive pressures and operating constraints in the Mexican economy. If Axtel should fail for any reason, or fail to have access to debt and equity markets for liquidity, it may not be able to continue to make purchases at the same levels as prior years.

Yozan also has the right to terminate our supply agreement if we fail to comply with the terms and conditions of the agreement and such breach is not cured. For instance, if we fail to meet delivery schedules or if we fail to deliver products and services that meet the contract specifications, Yozan may claim we breached the agreement. Yozan is subject to its own competitive pressures and operating constraints in the Japanese economy. If Yozan should fail for any reason, or fail to have access to debt and equity markets for liquidity, it may not be able to make the purchases that we have forecast commitments under our supply agreement.

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

Moreover, since we often believe that these purchase orders may represent the early portion of longer-term customer programs, we often expend significant financial, personnel and operational resources to fulfill these orders. If our customers fail to purchase additional products to fulfill their programs as we hope, we may be unable to recover the costs we incur and our business could suffer.

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

Typically our sales cycle can range from one month to two years and varies by customer. The length of the sales cycle with a particular customer may be influenced by a number of factors.

Before we receive orders, our customers typically test and evaluate our products for a period that can range from a month to more than a year. In addition, the emerging and evolving nature of the communication access market may cause prospective customers to delay their purchase decisions as they evaluate new and/or competing technologies or, wait for new products or technologies to come to market. As the average order size for our products increases, our customers’ processes for approving purchases may become more complex, leading to a longer sales cycle. We expect that our sales cycle will continue to be long and unpredictable. Accordingly, it is difficult for us to anticipate the quarter in which particular sales may occur, to determine product shipment schedules and to provide our manufacturers and suppliers with accurate lead-time to ensure that they have sufficient inventory on hand to meet our orders. Therefore, our sales cycle impairs our ability to forecast revenues and control expenses.

Our international sales may be difficult and costly as a result of the political, economic and regulatory risks in those regions.

Sales to customers based outside the US have historically accounted for a substantial majority of our revenues. In 2005, our international sales (sales to customers located outside the US which includes a small percentage of US customers where the final destination of the equipment is outside of the US) accounted for 93% of our total revenue, with sales to customers in Latin America, particularly Mexico, accounting for 65% of total revenue, and sales to customers in Europe, Asia and Africa accounting for 13%, 10% and 5%, respectively, of total revenue. In many international markets, long-standing relationships between potential customers and their local suppliers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuing international opportunities may require significant investments for an extended period before returns on such investments, if any, are realized and such investments may result in expenses growing at a faster rate than revenues. The following risks inherent in international business could reduce the international demand for our products, decrease the prices at which we can sell our products internationally or disrupt our international operations, which could adversely affect our operations:

•	the imposition of tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;
•	import or export controls, including licensing or product-certification requirements;
•	unexpected changes in government policies or regulatory requirements in the Unites States or in foreign governments and delays in receiving licenses to operate;
•	political instability and acts of war or terrorism;
•	economic instability, including the impact of economic recessions;
•
difficulty in staffing and managing geographically diverse operations, including our reluctance to staff and manage foreign operations as a result of political unrest even though we have business opportunities in a country;

•
any limitation on our ability to limited ability to enforce intellectual property rights or agreements in regions where the judicial legal systems may be less developed or less protective of intellectual property or contractual rights;

•	capital and exchange control programs;
•	challenges caused by distance, language and cultural differences;
•	fluctuations in currency exchange rates;
•	labor unrest;
•	restrictions on the repatriation of cash;
•	the nationalization of local industry; and
•	potentially adverse tax consequences.

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

We conduct various activities related to the WipLL, WiMAX and AS.TONE products in Israel, including: research and development; design; raw material procurement; and manufacturing through manufacturing subcontractors based in Israel. Our operations could be negatively affected by the political and military tensions in Israel and the Middle East.

Israel has been involved in a number of armed conflicts with its neighbors since 1948 and a state of hostility, varying in degree and intensity, has led to security and economic problems in Israel. Since September 2000, a continuous armed conflict with the Palestinian Authority has been taking place. While these conflicts have not had a material adverse effect on our operations in the past, conditions in Israel could, in the future, disrupt the development, manufacture and/or distribution of our products.

Our dependence on key suppliers and contract manufacturers may result in product delivery delays if they do not have components in stock or terminate their non-exclusive arrangements with us.

Some of the key components of our products are purchased from single vendors, including printed circuit board assemblies, application specific integrated circuits and radio frequency filters, for which alternative sources are generally not readily available in the short to medium term. If our vendors fail to supply us with components because they do not have them in stock when we need them, if the supply of the components in the market is limited, or if our vendors reduce or eliminate their manufacturing capacity for these components or enter into exclusive relationships with other parties which prevent them from selling to us, we could experience significant delays in shipping our products while we seek other supply sources, which may result in our customers claiming damages for delays. At times we have been forced to purchase these components from distributors instead of from the manufacturers, which has significantly increased our costs. During the second quarter of 2005, as a result of a temporary shortage of components, we experienced temporary difficulty manufacturing enough products to meet certain existing orders in a timely manner. We do not have long-term contracts with all of our suppliers. Instead, we execute purchase orders approximately three to six months in advance of when we believe we may need the components. These purchase orders are non-exclusive, and we are generally not required to purchase any minimum volume of components from any of these suppliers. In those instances in which we do not have a long-term contract with a supplier, the supplier may terminate our relationship upon six months’ prior notice.

In addition, we generally outsource our manufacturing processes to subcontractors all of whom rely on our forecasts of future orders to make purchasing and manufacturing decisions. We provide them with forecasts on a regular basis. If a forecast turns out to be inaccurate, it may lead either to excess inventory that would increase our costs or a shortage of components that would delay shipments of our systems. Our contracts with our major manufacturing subcontractors are non-exclusive and most contracts may be terminated with six months notice by either party without significant penalty. Other than agreeing to purchase the materials we request in the forecasts, we do not have any agreements with them to purchase any minimum volume.

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

Our success has historically depends in part on proprietary technology. We have historically relied on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights associated with our products other than AS.MAX. Despite our efforts to protect our proprietary rights, we cannot be certain that the steps we have taken will prevent misappropriation of our technology, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights. The laws of some foreign countries, particularly in Asia, do not protect our proprietary rights to the same extent as the laws of the US and the UK, and we may encounter substantial infringement problems in those countries. In addition, we do not file for patent protection in every country where we conduct business. In instances where we have licensed intellectual property from third parties, we may have limited rights to institute actions against third parties for infringement of the licensed intellectual property or to defend any suit that challenges the validity of the licensed intellectual property. If we fail to adequately protect our intellectual property rights, or fail to do so under applicable law, it would be easier for our competitors to copy our products and sell competing products at lower prices, which would harm our business.

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

We have made, and may continue to make, strategic acquisitions or enter into joint ventures. If we are not successful in operating or integrating these acquisitions or joint ventures, our business, results of operations and financial condition may be materially and adversely affected.

In the past, we have acquired companies that we believed would enhance the expansion of our business and products. We may make selective opportunistic acquisitions of companies or businesses with resources and product or service offerings capable of providing us with additional product and/or market strengths. Acquisitions involve significant risks and uncertainties, including:

•	the industry may develop in a different direction than anticipated and the technologies we acquire may not prove to be those we need;

•	the future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;

•	the revenues of acquired businesses may not offset increased operating expenses associated with these acquisitions;

•	potential difficulties in integrating new products, software, businesses and operations in an efficient and effective manner;

•	our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;

•	potential loss of key employees of the acquired businesses;

•	diversion of the attention of our senior management from the operation of our daily business;

•	entering new markets in which we have limited experience and where competitors may have a stronger market presence;

•	the potential adverse effect on our cash position as a result of all or a portion of an acquisition purchase price being paid in cash;

•	potential issuance of securities that are superior to the right of holders of our common stock, or that would dilute our shareholders’ percentage ownership;

•	potential assumption and/or incurrence of liabilities and the increased risk of costly and time-consuming litigation, including stockholder lawsuits; and

•	the potential assumption of significant amounts of debt.

Our inability to successfully operate and integrate newly acquired businesses in a timely manner could have a material adverse effect on our ability to take advantage of further growth in demand for IP-optimized network solutions, if any, and other advances in technologies and ultimately our results of operations and/or financial condition.

Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results.

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

For 2004 and 2005, our independent registered public accounting firm reported material weaknesses in our internal control over financial reporting. If such material weaknesses were to recur, they could result in a material misstatement in our financial statements that would not be prevented or detected, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

In connection with the audits of our financial statements for 2004 and 2005, our independent registered public accounting firm reported to our Audit Committee a "material weakness" in our internal control over financial reporting. In general, a material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The material weakness reported in 2004 was that that the Company’s internal control pertaining to the review and evaluation of the accounting treatment required for complex and non-standard Stockholders’ Equity transactions, in particular the Company’s issuance of Series A Preferred Stock, was ineffective.

The material weakness reported in 2005 was that our processes and procedures relating to the appropriate accounting treatment for the recognition of revenue under certain types of extended payment arrangements in our sales contracts did not operate effectively.

Although we believe we have remediated the material weakness identified above, the measures we have taken to date or any future measures we may take might not sufficiently allow us to maintain adequate controls over our financial processes and reporting in the future.

As discussed further in Item 9A below, we identified an additional material weakness in 2005. Following the performance of a physical inventory count at our Israeli subsidiary in January 2006, significant differences were identified between the count and the inventory subledger. The differences were for the most part due to inventory movements that had not been recorded or were recorded incorrectly. We also identified at our Israeli subsidiary insufficient segregation of duties in the Logistics department, inadequate security access controls and failure to perform effective and timely reviews of reconciliations by individuals with appropriate levels of experience, which contributed to the delay in the differences being detected. We are in the process of remediating this material weakness.

Furthermore, additional material weaknesses in our internal control over financial reporting could be discovered in the future. To the extent we identify any additional weaknesses in our internal control over financial reporting, significant resources from our management team and additional expenses may be required to implement and maintain effective controls and procedures. In addition, we may need to hire additional employees and outside consultants and further train our existing employees. If the material weaknesses previously reported by our independent registered public accounting firm were to recur, if we fail to implement required new or improved controls, or if we encounter difficulties in their implementation, our operating results could be adversely affected. If such an event were to occur, we may fail to meet our reporting obligations or we may have material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Boca Raton, Florida. This office consists of approximately 4,300 square feet and the lease on this property expires in April 2006. We have entered into a new lease for approximately 5,400 square feet in the same building through April 2011.

Our primary locations of operations and product development are in the in Uxbridge in the United Kingdom and in Airport City in Israel. In Uxbridge, we lease three facilities of approximately 25,000, 17,000 and 12,000 square feet. These leases expire in 2006, 2010 and 2010, respectively. In Israel we lease two facilities of approximately 18,000 and 11,000 square feet. The leases for the Israeli facilities expire in July 2008 and December 2007, respectively.

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

This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but allowed the Section 11 claim to proceed. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions. In her Opinion, Judge Scheindlin noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Judge Scheindlin determined that the class period for Section 11 claims is the period between the IPO and the date that unregistered shares entered the market. Judge Scheindlin also ruled that a proper class representative of a Section 11 class must (1) have purchased shares during the appropriate class period; and (2) have either sold the shares at a price below the offering price or held the shares until the time of suit. In two of the six cases, the class representatives did not meet the above criteria and therefore, the Section 11 cases were not certified. Plaintiffs have not yet moved to certify a class in the Airspan case. The Underwriter defendants sought leave to appeal Judge Scheindlin’s class certification decision and the Second Circuit has accepted the appeal.

Airspan has approved a settlement agreement and related agreements which set forth the terms of a settlement between Airspan, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. Airspan would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Airspan to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Airspan. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Airspan’s insurance carriers should arise, Airspan’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. They also requested that the Fairness Hearing on the settlement agreement, currently scheduled for April 24, 2006, be adjourned until the Second Circuit addresses the Underwriter Defendants’ appeal of Judge Scheindlin’s decision on class certification. There is no assurance that the court will grant final approval to the settlement. If the settlement agreement is not approved and Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

	High	Low
2005 Fourth Quarter	$6.21	$4.51
2005 Third Quarter	5.84	4.53
2005 Second Quarter	6.02	4.24
2005 First Quarter	5.54	3.97
2004 Fourth Quarter	6.69	4.23
2004 Third Quarter	6.00	3.39
2004 Second Quarter	6.84	4.55
2004 First Quarter	6.11	3.36

At March 20, 2006 the price per share of our common stock was $6.09 and, based upon the number of record holders, we believe we had approximately 9,703 beneficial shareholders.

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

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2005

The following table sets forth information as of December 31, 2005 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	4,614,640	$4.1474	3,080,663
Equity compensation plans not approved by security holders(2)	677,039	$2.9953	—
Total	5,291,679	$4.0002	3,080,663

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

RELATED SHAREHOLDER MATTERS

Recent Sales of Unregistered Securities

Effective as of September 10, 2004, the Company entered into a Preferred Stock Purchase Agreement with Oak Investment Partners XI Limited Partnership (“Oak”) pursuant to which the Company sold 73,000 shares of Series A Preferred Stock to Oak for $29,200,000. These shares of Series A Preferred Stock are initially convertible into 7.3 million shares of Common Stock. The transaction closed on September 13, 2004. The shares of Series A Preferred Stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statement of operations data and balance sheet data for the years ended December 31, 2001, 2002, 2003, 2004 and 2005 are derived from our audited consolidated financial statements, which have been audited by the independent registered public accounting firms of Ernst & Young LLP for the fiscal years ended December 31, 2001 through 2004 and Grant Thornton LLP for the fiscal year ended December 31, 2005.

	Year ended December 31, 2001	Year ended December 31, 2002 (1)	Year ended December 31, 2003 (2)	Year ended December 31, 2004	Year ended December 31, 2005 (3)(4)
	(in thousands, except for share data)
Consolidated Statement of Operations Data:
Revenue	$37,422	$25,930	$30,651	$94,647	$110,966
Cost of revenue	24,708	21,242	27,691	67,243	79,467
Gross profit	12,714	4,688	2,960	27,404	31,499
Research and development	14,667	13,642	14,395	18,794	21,157
Sales and marketing including bad debts	16,711	13,821	11,335	11,562	12,579
General and administrative	10,735	8,969	8,741	11,042	12,682
Amortization of intangibles	425	44	172	723	942
Restructuring provisions	1,235	1,420	750	413	1,150
Total operating expenses	43,773	37,896	35,393	42,534	48,510
Loss from operations	(31,059)	(33,208)	(32,433)	(15,130)	(17,011)
Interest and other income, net	2,726	2,208	2,983	3,217	1,388
Income taxes (charge) / credit	3,018	2,862	(5)	1,938	546
Loss before extraordinary items	(25,315)	(28,138)	(29,455)	(9,975)	(15,077)
Extraordinary item
Gain on extinguishment of debt	9,244	—	—	—	—
Income tax charge on gain	(2,773)	—	—	—	—
Net loss	(18,844)	(28,138)	(29,455)	(9,975)	(15,077)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	—	(10,439)	—
Net loss attributable to common stockholders	$(18,844)	$(28,138)	$(29,455)	$(20,414)	$(15,077)
Net loss attribute to common stockholders per share-basic and diluted	$(0.54)	$(0.80)	$(0.84)	$(0.56)	$(0.39)
Shares used to compute net loss attributable to common stockholders per share-basic and diluted	34,810,311	35,258,645	35,073,315	36,441,932	38,736,939

	December 31, 2001	December 31, 2002 (1)	December 31, 2003 (2)	December 31, 2004	December 31, 2005 (3)(4)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$70,260	$53,241	$33,926	$66,296	$53,495
Working capital	98,680	71,647	36,603	65,476	44,196
Total assets	119,694	97,861	83,272	115,198	120,452
Long term debt	1,250	—	—	—	1,296
Stockholders’ equity	105,253	78,100	49,013	73,165	64,611

(1)
On October 4, 2002 we acquired Airspan Israel and, accordingly, the Consolidated Statement of Operations for the years ended December 31, 2002-2005 include the results of operations of Airspan Israel from that date up to December 31, 2005 and the Consolidated Balance Sheets of December 31, 2002-2005 include the consolidated accounts of Airspan Israel.

(2)
On December 23, 2003 we acquired the fixed wireless access business of Nortel Networks (“Proximity”) and, accordingly, the Consolidated Statement of Operations for the years ended December 31, 2003-2005 include the results of operations of Proximity from that date up to December 31, 2005 and the Consolidated Balance Sheets of December 31, 2003-2005 include the assets and liabilities related to Proximity.

(3)
On June 16, 2005 we acquired ArelNet Ltd of Israel and, accordingly, the Consolidated Statement of Operations for the year ended December 31, 2005 includes the results of operations of ArelNet Ltd from that date up to December 31, 2005 and the Consolidated Balance Sheet of December 31, 2005 includes the consolidated accounts of ArelNet Ltd.

(4)
On November 9, 2005, we acquired Radionet Oy, Ltd of Finland and, accordingly, the Consolidated Statement of Operations for the year ended December 31, 2005 includes the results of operations of Radionet Oy, Ltd from that date up to December 31, 2005 and the Consolidated Balance Sheet of December 31, 2005 includes the consolidated accounts of Radionet Oy, Ltd.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. See "Item 1A. RISK FACTORS" for further discussion of the most significant risks that affect our business, financial condition, results of operations and/or cash flows.

Overview

Since 1998 we have evolved from being the supplier of one line of BWA equipment that utilized our proprietary technology to a supplier of a highly diversified suite of BWA equipment, including certain equipment that has been developed to conform with the WiMAX and the WiFi standards. The diversification of our product portfolio has been the product of both internal research and development and targeted acquisitions. See "Item 1. Business - Business Overview".

As a result of the migration of telecommunications to platforms that operate using the Internet protocol, we anticipate our BWA equipment that is designed to handle communications over the Internet will become increasingly important to us. Due to the projected popularity of technologies such as WiMAX and WiFi, we also anticipate that our AS.MAX and AS.NET products will become increasingly important to us. See "Item 1 Business - Migration of Telecommunications to IP Platforms", "- The Global Need for Broadband Access" and "- Industry Overview - General". Our AS.MAX and AS.NET products are designed to be inter-operable with any other equipment that is WiMAX or WiFi Certified, respectively. Accordingly, we believe these relatively new products will face certain opportunities and risks that our proprietary products did not encounter. See "Item 1 Business - The Global Need for Broadband Access", "Risk Factors - Our industry is subject to change as a result of emerging new technologies…." and “We operate in highly dynamic and volatile industries…".

The market for BWA equipment has been characterized by rapid technological developments and evolving industry standards, our future success will therefore depend on our ability to adapt to these new standards and to successfully introduce new technologies that meet customer preferences. We anticipate that we will need to continue to devote considerable resources to research and development to maintain and/or improve upon our competitive position. See "Risk Factors - Our industry is subject to change as a result of emerging new technologies…." and "We operate in highly dynamic and volatile industries…".

Since July 1, 2003, we have acquired three suppliers of BWA equipment. We intend to continue our strategy of expanding our business through, among other things, acquisitions of other businesses and technologies and joint ventures. Accordingly, we anticipate our future results of operation and financial condition may be directly or indirectly materially affected by our acquisition and joint venture effort. Acquisitions are inherently risky and our future growth may depend on our ability to successfully acquire, operate and integrate new businesses into our company. See "Item 1. Business - Business Overview" and “Risk Factors - We have made, and may continue to make, strategic acquisitions….”

Our revenue has increased from $30.7 million in 2003 to $94.6 million in 2004 and to $111.0 million in 2005. We have incurred net losses attributable to common stockholders of $29.5 million, $20.4 million and $15.1 million in 2003, 2004 and 2005, respectively. Since becoming an independent company, we have generated significant net losses and negative cash flow. We expect our cash flow to be negative in 2006, but expect that our net losses will decline relative to 2005. We had an accumulated deficit of $202.6 million as of December 31, 2005.

We generate revenue from sales of our systems and from services related to implementation and support activities. Revenue from services in 2005 continued to be under 10% of our total revenue. See “Management’s Discussion and Analysis - Critical Accounting Policies” for a discussion of our revenue recognition policies.

Customer service contracts are generally of a short to medium term in nature, mostly for days and weeks with a small number extending beyond a year. With larger customers, we may agree in specific contracts to provide technical support and repair and maintenance services for longer periods, such as in the case of the agreement with Yozan, where we have agreed to provide such services for a period of eight years. Otherwise, service contracts are typically sold separately from sales of our systems and typically provide services other than what is included in the basic warranty.

We sell our products primarily through our direct sales force and, to a lesser extent, through distribution channels. We have direct sales offices in the US, UK, Australia, China, Czech Republic, Finland, Greece, Indonesia, Israel, Japan, New Zealand, the Philippines, Poland, Russia, South Africa, Sri Lanka and the United Arab Emirates. We also sell through independent agents and resellers in markets where we do not have a direct sales presence and to original equipment manufacturers, or OEMs, who may sell our products under their name. Our sales cycle is typically long and unpredictable and typically varies from one month to two years, often involving extensive testing and evaluation by prospective customers, which makes it difficult for us to anticipate the quarter in which particular sales may occur.

Our top ten customers accounted for 71%, 82% and 61% of our total revenue in 2005, 2004 and 2003, respectively.

We expect to continue to derive a substantial percentage of our revenue from fewer than ten customers. In the years ended December 31, 2005 and December 31, 2004, Axtel in Mexico represented 56% and 70%, respectively, of our revenue. In the year ended December 31, 2003, Broadcast Communications Ltd in New Zealand represented 18% of our revenue. We anticipate that our dependence on our ten largest customers will continue in 2006, primarily due to our projected sales of ASMAX to Yozan and Proximity solutions to Axtel. See “Risk Factors - We currently depend on a few key customers….”.

Our non-U.S sales accounted for 93%, 97% and 97% of our total revenue in 2005, 2004 and 2003, respectively. The following table identifies the percentage of our revenue by customer geographic region in the periods identified.

	Percentage of Revenue
Geographic Area	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
United States	3.1%	3.2%	7.0%
Asia Pacific	35.9	8.5	10.3
Europe	19.2	11.8	12.9
Africa and Middle East	27.1	2.0	4.7
South and Central America and Caribbean	14.7	74.5	65.1

While we expect that sales to Axtel will still comprise a large percentage of our revenues for 2006, we anticipate that the percentage of our sales to Central America will continue to decrease in 2006 and that our sales to the Asia Pacific region will increase.

For further information on our business and geographic segments refer to “Note 12 Segments” in the Consolidated Financial Statements.

Cost of revenue consists of component and material costs, direct labor costs, warranty costs, royalties, overhead related to manufacture of our products and customer support costs. Our gross margin is affected by changes in our product mix both because our gross margin on base stations and related equipment is higher than the gross margin on subscriber terminals, and because our different product lines generate different margins. In addition, our gross margin is affected by changes in the average selling price of our systems, volume discounts granted to significant customers and the proportion of total revenue of sales of software, which typically carries a higher gross margin than hardware. We expect the average selling prices of our products to decline and we intend to continue to implement product cost reductions and develop and introduce new products or product enhancements in an effort to maintain or increase our gross margins. Further, we expect to derive an increasing proportion of our revenue from the sale of our integrated systems through distribution channels. Revenue derived from these sales channels typically carries a lower gross margin than direct sales.

Research and development expenses consist primarily of salaries and related costs for personnel and expenses for design, development and testing facilities and equipment. These expenses also include costs associated with product development efforts, including consulting fees and prototyping costs from initial product concept to manufacture and production as well as sub-contracted development work. We expect to continue to make substantial investments in research and development.

Sales and marketing expenses consist of salaries and related costs for personnel, sales commissions, consulting and agent’s fees and expenses for advertising, travel, technical assistance, trade shows, and promotional and demonstration materials. We expect to continue to incur substantial expenditures related to sales and marketing activities including costs associated with the recruitment of additional sales and marketing personnel and the expansion of our distribution channels.

General and administrative expenses consist primarily of salaries and related expenses for our personnel, professional and consulting fees and other related expenses and facilities costs.

Critical Accounting Policies and Estimates

The Company’s accounting policies are more fully described in Note 1. of the Consolidated Financial Statements. Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to: revenue recognition; allowance for doubtful accounts, inventory reserves; warranty reserve; restructuring costs; purchase accounting, valuation of goodwill and other intangibles; income taxes; derivative instruments; and legal proceedings. From the first quarter of 2006, with the adoption of FAS 123R, equity compensation will involve critical accounting policies and estimates.

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

 Management must apply significant estimates and judgment in determining how to apply the current accounting standards and interpretations related to revenue recognition. If these estimates are significantly different from actual results, our revenue could be impacted.

Under our revenue recognition policy we are required to assess the credit worthiness of our customers. We use judgment in assessing their credit worthiness, and the criteria by which each judgment is made may change in future periods and therefore may change future revenue recognition. The collectibility of receivables is critical in determining whether revenue should be recognized. We will defer revenue if we are uncertain as to whether we will be able to collect the receivable. As a result, our estimates and judgment regarding customer credit quality could significantly impact the timing and amount of revenue recognition.

We provide extended payment terms to certain customers. The agreement for these customers is considered fixed or determinable if the contracts are similar to others for which we have a standard business practice of providing extended payment terms and we have a history of successfully collecting from the customer under the original payment terms without making concessions. If the agreement is not considered fixed or determinable at the outset of the arrangement, revenue for delivered products is generally deferred until the fees become legally due and payable and in certain cases where there have previously been collection issues, revenue is recognized as cash is collected. Therefore, estimates and judgment in this area can impact the timing of revenue recognition.

Product Revenue: Revenue from product sales, including sales to distributors and resellers, is generally recognized at the time the product is shipped to the customer. Revenue is deferred when customer acceptance is required, rights of return exist, collection of the receivable becomes less than assured or other significant obligations remain that are essential to the functionality of the delivered products. Revenue is recognized when these conditions have been satisfied. The estimated cost of any post-sale obligations, including basic product warranties, is accrued at the time revenue is recognized based on historical experience. On sales to resellers and distributors, we generally recognize revenue only when the resellers are creditworthy in their own right or have an identified creditworthy end customer.

Service Revenue: Revenue from time-and-material service contracts is recognized once the services have been performed. Revenue from service contracts that relate to a period of cover is recognized ratably over the given contract period. Revenue is recognized on fixed-price service contracts when the services have been completed.

Revenue Arrangements that include Multiple Deliveries: In certain cases, we enter into agreements with customers whereby we are obligated to deliver multiple products and/or multiple services (multiple deliveries). In these transactions, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. Revenue for these transactions is recognized on each element when the revenue recognition criteria have been met for that element. Revenue is recognized for delivered products and services only if: (i) the above Product Revenue or Service Revenue criteria are met; (ii) undelivered products or services are not essential to the functionality of the delivered elements, (iii) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; and (iv) the fair value for each of the undelivered elements is known. If objective and reliable evidence of fair value exists for all units of accounting in the contract, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. If fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) the undelivered element is delivered or (ii) fair value of the undelivered element exists, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element. Our determination of whether deliverables within a multiple element arrangement can be treated separately for revenue recognition purposes involves significant estimates and judgment, such as whether fair value can be established on undelivered obligations and/or whether delivered elements have standalone value to the customer. Changes to our assessment of the accounting units in an arrangement and/or our ability to establish fair values could significantly change the timing of revenue recognition. Our assessment of which revenue recognition guidance is appropriate to account for a deliverable also can involve significant judgment.

Allowance for doubtful accounts

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

Inventory reserves

We value inventory at the lower of cost or market value. As a result, we exercise judgment as to the level of provisions required for excess and obsolete inventory. These judgments are based on our assumptions about future demand and market conditions. During recent periods we have made provisions against inventory reflecting the decline in our expectations of the demand for certain of our products. Should we decide in the future that actual market conditions have become less favorable, or should our assumptions change due to market conditions, additional inventory provisions may be required.

Warranty reserves

Typically our products are covered by a warranty for periods ranging from one to two years. In a limited number of cases, warranties extend beyond two years. We accrue a warranty reserve for estimated costs to provide warranty services. Our estimate of costs required to fulfill our warranty obligations is based on historical experience and expectation of future conditions, as well as back-to-back warranty coverage that we have with our contract manufacturers. To the extent we experience increased warranty claim activity, increased costs or our assessment of future conditions change, our warranty accrual will increase, which will result in decreased gross profit.

Restructuring costs

During 2003, 2004 and 2005 we recorded restructuring charges arising from our cost-reduction programs and established reserves which include estimates pertaining to employee termination costs, the loss on subletting excess facilities, and the write down of assets to be disposed of as part of the restructuring. When providing for restructuring charges we make estimates as to the expected costs to be incurred, particularly with respect to the costs of excess facilities. Estimates of future income from sub-letting excess facilities are made that offset expected future costs. Although we do not anticipate significant changes, the actual costs may differ from the amount of the reserves.

Purchase accounting

In connection with acquisitions, we assess the fair value of assets acquired and liabilities assumed. Items such as accounts receivable, inventories, fixed assets, intangible assets and accrued liabilities require a high degree of judgment involving assumptions and estimates including future cash flows and discount rates. In certain situations, where we deem necessary, we may use third parties to assist us with such valuations. We use the purchase method of accounting for our acquisitions. Adjustments to our initial purchase price allocation are made during the allocation period as defined by SFAS 38 - Accounting for Preacquisition Contingencies of Purchased Enterprises. The allocation period ends when we are no longer waiting for information that we have arranged to obtain and that is known to be available or obtainable. Although the time required will vary with circumstances, the “allocation period” should usually not exceed one year from the consummation of a business combination.

The purchase price allocation for the Arelnet acquisition has been finalized. Amounts recorded as of December 31, 2005 for the Radionet acquisition are subject to possible further adjustment during 2006, because we are still in the process of evaluating the assets and liabilities acquired, in particular its accounts receivables, inventory and accrued expenses. Once we have built up a history of the collectibility of accounts receivable, the realizable value of inventory and we have performed a thorough review of accruals, we will finalize the purchase price allocation in the second quarter of 2006. [See Note 2 ACQUISITIONS to the Financial Statements].

Valuation of goodwill and other intangible assets

In accordance with FAS 142 and FAS 144, we performed our annual goodwill impairment review and the review of long-lived assets for impairment during the fourth quarter of 2005. The result of these reviews was that no impairment of goodwill or other intangible or long-lived assets was recorded during the year ended December 31, 2005. In these reviews, we make various assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and other intangible and long-lived assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge that would adversely affect our results.

Income taxes

Research and development tax credits: During 2004 and 2005, we recorded tax credits relating to research and development expenditures in the United Kingdom for the amount we expect to realize - see note 3 to the Financial Statements. The Inland Revenue has the right to audit claims made for research and development tax credits and, until the authorities have approved the claims, there is potential uncertainty as to whether the final claim will be accepted. It is therefore possible that we may ultimately realize more or less than the amount of credit that has been accrued in the financial statements at December 31, 2005.

Deferred taxes: We record a valuation allowance to reduce our deferred tax assets. As at December 31, 2005, we recorded a 100% valuation allowance, effectively writing down our deferred tax assets to zero. We consider our future taxable income and prudent tax planning strategies to determine whether our valuation allowance is appropriate. The main factors we consider are our cumulative losses in recent years, our net loss for the current period and our future earnings potential determined through the use of internal forecasts. Should we determine in the future that a lower valuation allowance is appropriate, an adjustment to the deferred tax asset would result in income being recorded in the period that that determination is made.

Other taxes: We are subject to local taxes in each country that we have a permanent establishment or other taxable presence. We make estimates of our potential liability to tax in these jurisdictions, which estimates are subject to examination by the local tax authorities.

Derivative instruments

We are subject to fluctuations in the exchange rates of certain currencies to the US dollar, particularly UK pounds sterling and New Israeli Shekels. From time to time, we have entered into forward exchange contracts as a cash flow hedge of a portion of our sterling operating expenses, primarily salary and facility lease expenses. We make assumptions with respect to the amount and timing of entering into these contracts and the number of periods that we hedge, and we consider the value of our foreign currency obligations and the forecasted exchange rate. Should the spot rate at the maturity of the contract be more favorable than the forward rate, we would incur an economic loss on that particular contract since we would pay more for the foreign currency than we would have without the contract. (See ITEM 7A Quantitative and qualitative disclosures about market risk).

Legal proceedings

We are subject to class action complaints related to alleged false and misleading information in the Registration Statement and Prospectus used in July 19, 2000 (See Item 3. Legal Proceedings), and we may also face litigation for labor and other matters. We are required to assess the likelihood of adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to changes in circumstances within each case.

 New accounting pronouncements

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment. This Statement eliminates the use of the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We will adopt the provisions of Statement No. 123(R) when it becomes a mandatory requirement, effective January 1, 2006. The adoption of this statement will result in higher reported operating expenses in our future financial statements. The impact on 2006 results of adopting SFAS No. 123R is estimated to be a reduction of approximately $0.06 to $0.07 per share. This estimate is affected by assumptions regarding a number of complex and subjective variables.

Results of Operations

The following table provides operating data as a percentage of revenue for the periods presented.

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
Revenue	100.0%	100.0%	100.0%
Cost of revenue	90.3%	71.0%	71.6%
Gross profit	9.7%	29.0%	28.4%
Operating expenses:
Research and development	47.0%	19.9%	19.1%
Sales and marketing	33.9%	11.6%	10.3%
Bad debt expense	3.1%	0.6%	1.0%
General and administrative	28.5%	11.7%	11.4%
Amortization of intangibles	0.6%	0.8%	0.8%
Restructuring provision	2.4%	0.4%	1.0%
Total operating expenses	115.5%	45.0%	43.7%
Loss from operations	(105.8)%	(16.0)%	(15.3)%
Interest and other income, net	9.8%	3.5%	1.3%
Income taxes	0.0%	2.0%	(0.5)%
Net loss	(96.1)%	(10.5)%	(13.6)%
Deemed dividend associated with beneficial conversion of preferred stock	—	(11.0)%	—
Net loss attributable to common stockholders	(96.1)%	(21.6)%	(13.6)%

Restructuring

We have initiated five restructuring programs over the last four years to reduce our operating expenses. The first of these was initiated in the third quarter of 2002. A charge of $0.3 million was recorded in the quarter. Included in this charge were costs related to the write off of tradeshow equipment and severance payments. A total of 19 employees were terminated as part of this program and all severance payments were made by the end of the second quarter of 2003.

In the second quarter of 2003, an additional restructuring program was initiated to further lower operating expenses. The cost incurred as part of this program was $0.3 million arising from costs associated with facility closures and severance. A total of 30 employees were terminated as part of this program and all severance payments were made by December 31, 2003.

During the first quarter of 2004 we revised our original restructuring programs and initiated a new program to further reduce operating expenses. This program was completed by the end of the third quarter of 2004. The total cost incurred for this restructuring program was $0.4 million related to termination costs for 21 employees. All of these employees had left the Company by December 31, 2004.

In conjunction with the purchase of the Proximity business in 2003 the Company implemented its plan to relocate the Proximity business from Maidenhead, England and Sunrise, Florida to the Company’s facilities in Uxbridge, England and Boca Raton, Florida. The Company recorded acquisition-related restructuring charges of $0.5 million, in the fourth quarter of 2003, in connection with the relocation of the Proximity business. The accrued relocation costs were reduced during 2004 to $0.2 million. The adjustment formed part of the revised fair value adjustments of the Proximity acquisition. This relocation plan was completed by December 31, 2004.

In the fourth quarter of 2002 the decision was made to completely outsource all of our manufacturing. As a result, the Company recorded a $1.0 million restructuring charge for the closure of its Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $0.4 million was recognized as restructuring in the income statement in the fourth quarter of 2003 as the Company reassessed the ability to sublease the Riverside facility. During the second quarter of 2005, the Company recognized an additional restructuring charge of $1.2 million for additional costs expected to be incurred related to certain facility charges in respect of buildings in the UK The total amount expected to be incurred as a result of the closure of the Riverside facility is up to $2.5 million, of which $1.5 million remains accrued as at December 31, 2005. Included in this accrual is the estimated cost to repair “dilapidations” at our Riverside facility. The final cost of these dilapidations will depend on the lessor’s intended use for this facility. Currently, the lessor expects us to refurbish the facility, and accordingly we have accrued the total cost of this refurbishment. However, if the lessor should subsequently decide to demolish the building and completely rebuild on this site, our costs will be materially lower. All cash outflows in connection with this restructuring are expected to occur by the end of 2007.

The restructuring charges and their utilization are summarized as follows:

All figures in US$ thousands	Balance at beginning of period	Restructuring charge	Accrued on acquisition	Utilized	Balance at end of period

Year ended December 31, 2005
One-time termination benefits	$—	$—	$—	$—	$—
Contract termination costs	599	1,150	—	(313)	1,436
Other associated costs	61	—	—	(11)	50
	$660	$1,150	$—	$(324)	$1,486

Year ended December 31, 2004
One-time termination benefits	$—	$413	$—	$(413)	$—
Contract termination costs	947	—	—	(348)	599
Other associated costs	592	—	(339)	(192)	61
	$1,539	$413	$(339)	$(953)	$660
Year ended December 31, 2003
One-time termination benefits	$79	$342	$—	$(421)	$—
Contract termination costs	825	397	—	(275)	947
Other associated costs	150	11	520	(89)	592
	$1,054	$750	$520	$(785)	$1,539

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2005

Revenue

Revenue increased 17% from $94.6 million for the year ended December 31, 2004 to $111.0 million for the year ended December 31, 2005. The $16.3 million increase in revenue is primarily attributable to:

•	the introduction of our WiMAX products; and

•	the more than 100% increase in sales of our WipLL products.

Revenues for our other products also remained strong during the year. In the fourth quarter of 2005, revenues for our AS4000/4020 products reached their highest quarterly level in two years as customers, particularly in Europe and Africa, rediscovered the versatility of this DSL-type product for voice and data services. In November 2005, Airspan delivered the highest-ever monthly number of Proximity CPE units.

Sales of our WiMAX and WipLL products constituted 4.5% and 23%, respectively, of our revenue during fiscal 2005.

We project that a significant amount of our revenues in 2006 will come from a limited number of customers. See “Risk Factors — We currently depend on a few key customers.” First half 2006 revenue is targeted to be approximately $65 million, based in part on the recent strong order intake from several major WiMAX customers. Revenue for the first quarter is expected to be approximately $26 million.

Cost of Revenue and Inventory Provision

Cost of revenue increased 18% from $67.2 million in the year ended December 31, 2004 to $79.5 million in the year ended December 31, 2005. This increase was due primarily to the increase in revenue. As a percentage of revenue, our cost of revenue was 71.0% in 2004 and 71.6% in 2005. Cost of revenue for fiscal 2005 includes an approximate $0.5 million write off in the fourth quarter of 2005 in connection with inventory shortages that were identified in the physical inventory count at our Israeli subsidiary. Cost of revenue for fiscal 2004 included a $1.1 million write-off of inventory, primarily due to a reduction in demand for AS4000 equipment.

Gross margin was 28% in 2005 versus 29% for the 2004 fiscal year. During 2005, our increased sale of higher margin products, including our new WiMAX products and our WipLL products, was offset by the reduction in the selling prices of our Proximity products and the write-off of approximately $0.5 million of inventory

Research and Development Expenses

Research and development expenses increased 13% from $18.8 million in the year ended December 31, 2004 to $21.2 million in the year ended December 31, 2005. The increase was primarily due to the additional research and development expenses we incurred in connection with the introduction of our new WiMAX products and costs incurred by ArelNet, which was acquired during 2005. In 2006, we expect to continue to incur significant R&D costs related to our continued WiMAX development and to a lesser extent, our continued development of other product lines.

Sales and Marketing Expenses

Sales and marketing expenses increased 4% from $11.0 million in the year ended December 31, 2004 to $11.5 million in the year ended December 31, 2005. The increase in sales and marketing expenses is primarily attributable to the payment of sales commissions in connection with our increased product sales. .

Bad Debt Expense

During 2004 and 2005, we wrote down receivables by $0.5 million and $1.1 million, respectively, primarily due to our concerns with certain customers in Asia and Africa.

General and Administrative Expenses

General and administrative expenses increased 15% from $11.0 million in the year ended December 31, 2004 to $12.7 million in the year ended December 31, 2005. The increase in general and administrative expenses was primarily the result of payroll costs in connection with our acquisition of ArelNet and Radionet and additional fees incurred in connection with our change in independent auditors.

Amortization of Intangibles

Amortization of intangibles expense increased 30% from $0.7 million in the year ended December 31, 2004 to $0.9 million in the year ended December 31, 2005. The increase resulted from the amortization of intangibles acquired from ArelNet and Radionet in 2005.

Restructuring Provision

During 2004, we implemented an expense reduction program. We charged $0.4 million during 2004 to restructuring expense related to employee termination costs. During the second quarter of 2005, the Company recorded an additional restructuring charge of $1.2 million for costs related to certain facility charges in respect of buildings in the UK For more information regarding our restructuring programs, see the section above entitled “Restructuring”.

Interest and Other Income Net

Interest and other income net, which decreased 56% from $3.2 million for the year ended December 31, 2004 to $1.4 million in the year ended December 31, 2005, consisted of gains and losses on foreign currency cash balances and foreign exchange hedging contracts and interest earned on cash deposits with financial institutions. The decrease in 2005 was primarily due to exchange rate gains realized in 2004.

Income Taxes

An income tax credit of $0.5 million was recorded in the year ended December 31, 2005. This tax credit was obtained from the UK tax authorities in lieu of carrying forward tax losses related to research and development costs. We surrendered a total of $2.4 million of tax losses in the United Kingdom as a result. In 2004, we surrendered $8.7 million of tax losses in exchange for a $2.1 million tax benefit. The tax credit recorded in 2005 was partially offset by $21 thousand of tax charges relating to certain of our foreign branches and subsidiaries. In 2004, the income tax credit obtained was partially offset by $156 thousand of tax charges relating to one of our foreign branches and certain franchise taxes relating to the US operations of Airspan. As of 2005, we are no longer eligible to receive tax credits from the UK taxing authorities in lieu of our carry-forward of tax losses and, accordingly, we anticipate that future tax credits from the UK tax authorities will be less than $0.4 million. No other income tax benefit has been recorded for the tax losses generated because we have incurred operating losses since inception.

Deemed Dividend to Preferred Stockholders Associated With Beneficial Conversion of Preferred Stock

In the third quarter of 2004, we recognized a non cash charge of $10.4 million as a deemed dividend to preferred stockholders associated with the beneficial conversion feature of the preferred stock issued in the quarter. The full intrinsic value of the embedded beneficial conversion feature of $10.4 million was recognized on issuance since the Preferred Stock was immediately convertible to common stock on the commitment date. There was no charge in the year ended December 31, 2005.

Net Loss Attributable to Common Stockholders

For the reasons described above, our net loss before taxes increased 31% from $11.9 million in 2004 to $15.6 million in 2005 and our net loss attributable to common stockholders decreased 26% from $20.4 million in 2004 to $15.1 million in 2005.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2004

Revenue

Revenue increased 209% from $30.6 million for the year ended December 31, 2003 to $94.6 million for the year ended December 31, 2004. The $64.0 million increase in revenue is primarily attributable to sales of Proximity products to Axtel, representing 70% of our revenue for 2004.

Cost of Revenue and Inventory Provision

Cost of revenue increased 143% from $27.7 million in the year ended December 31, 2003 to $67.2 million in the year ended December 31, 2003. This increase was due primarily to the increase in revenue. As a percentage of revenue, our cost of revenue was 90.3% in 2003 and 71.0% in 2004.

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

Income Taxes

An income tax credit of $1.9 million was recorded in the year ended December 31, 2004. We received a $2.1 million tax credit related to the benefit granted to us by the UK tax authorities, which we received in lieu of carrying forward tax losses related to research and development costs. We surrendered approximately $9 million of carry forward tax losses in the United Kingdom as a result. The tax credit was partially offset by tax charges relating to a foreign branch and certain franchise taxes relating to the US operations. No income tax benefit has been recorded for the tax losses generated because we have incurred operating losses since inception. The 2003 tax charge of $5 thousand relates to a foreign branch

Deemed Dividend to Preferred Stockholders Associated With Beneficial Conversion of Preferred Stock

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

Liquidity and Capital Resources

As of December 31, 2005, we had cash and cash equivalents totaling $44.1 million, short-term investments totaling $6.0 million and $3.3 million of restricted cash. Of this restricted cash, $3.1 million is held as collateral for performance guarantees on customer contracts and with landlords and $0.2 million is for payments made by employees under our Employee Share Purchase Plan. All short-term investments are of investment grade quality and are not subject to significant market risk. We do not have a line of credit or similar borrowing facility other than the loans acquired through the Radionet acquisition. We have no material capital commitments.

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

For the year ended December 31, 2005, we used $7.2 million cash in operating activities compared with $0.9 million for the year ended December 31, 2004. The operating cash outflow for fiscal 2005 was primarily a result of our net loss of $15.1 million and an increase in inventories and receivables of $3.4 million and $1.8 million, respectively. The cash outflow was partially offset by an increase in customer advances of $8.8 million, $2.8 million of depreciation and amortization and a $1.9 million decrease in other current assets, primarily related to receipt of research and development tax credits during 2005.

The net cash used in investing activities for the year ended December 31, 2005 was $15.1 million, comprised of $3.1 million for capital equipment purchases, $6.0 million, net for the acquisition and sales of investment securities, and $4.3 million and $1.6 million for the acquisitions of ArelNet and Radionet, net of cash acquired, respectively.

Our net cash inflow from financing activities for the year ended December 31, 2005 was $0.2 million. During 2005, we generated $1.3 million upon the exercise of stock options and $0.5 million from the issuance of common stock under our Employee Share Purchase Plan. This inflow was offset by a $1.6 million increase in restricted cash. Restricted cash increases when we issue guarantees secured by cash collateral or additional contributions are collected from employees under the ESPP and decreases whenever such a guarantee is cancelled or shares are actually purchased under the ESPP. Our net cash inflow from financing activities for the year ended December 31, 2004 was $35.4 million, primarily generated from the issuance of $29.1 million (net of legal fees) of preferred stock. In addition, in 2004, we generated $4.4 million through the sale of our treasury stock, and $2.0 million upon the exercise of stock options and issuance of common stock under out Employee Share Purchase Plan.

On November 9, 2005, we completed the acquisition of Radionet. As part of the acquisition, we assumed two outstanding loans (the “Tekes Loans”) borrowed by Radionet from the Finnish Funding Agency for Technology and Innovation (“Tekes”). Tekes is the primary public funding organization for research and development in Finland. At December 31, 2005, the outstanding principal and accrued interest payable on the Tekes Loans was $1.4 million. The Tekes Loans are recorded in long term debt and current portion of long term debt in our consolidated financial statements. We have issued a guarantee to Tekes for the repayment of the Tekes Loans. The guarantee covers the loan principal and interest. See Note 17 Long-term debt to the Consolidated Financial Statements for further information on these loans

The impact that our contractual obligations as of December 31, 2005 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments due by period
All figures in US$ thousands	Total	2006	2007 - 2008	2009 - 2010	2011 & thereafter
Long-term debt (including interest)	$1,480	$131	$849	$500	$—
Operating lease obligations	5,154	1,750	2,394	1,010	—
Purchase obligations (1)	37,444	37,444	—	—	—
	$44,078	$39,325	$3,243	$1,510	$—

(1)	As of December 31, 2005, the Company had commitments with its main sub contract manufacturers under various purchase order and forecast arrangements of $37,256 thousand.

The Company has bank guarantees with its landlords and customers totaling $3,119 thousand at December 31, 2005. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. This pledged cash has been classified as restricted cash. There were no off balance sheet guarantees as of December 31, 2005.

We have no material commitments other than the TEKES Loans, operating leases, supplier purchase commitments and forward exchange contracts mentioned herein. See “ITEM 7A” and “Note 11 in Financial Statements”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of December 31, 2004 and 2005 we had cash and cash equivalents, restricted cash and short-term investments of $68.0 million and $53.5 million, respectively. Of these amounts, in 2005, $6.0 million related to investments with a purchase to maturity date between 90 days and 442 days. Substantially all of the remaining amounts as of both December 31, 2004 and December 31, 2005, consisted of highly liquid investments with purchase to maturity terms of less than 90 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from December 31, 2005 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our net interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

The following table shows our revenue by currency as a percentage of our total revenue for the periods presented

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
US Dollars	96.8%	96.1%	94.4%
Euros	3.0	2.8	2.9
Australian Dollars	—	0.9	2.5
Other	0.2	0.2	0.2
	100.0%	100.0%	100.0%

Total euro denominated sales for the periods presented.

All figures in thousands	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
Euros	€824	€2,163	€2,596
Average exchange rate of $1US = €	0.8892	0.8043	0.8136
US $ equivalent	$927	$2,689	$3,191

If the average exchange rates used had been higher or lower by 10% they would have decreased or increased the total euro denominated sale value by	$83	$244	$290

Total Australian dollar denominated sales for the periods presented.

All figures in thousands	Year ended December 31, 2003		Year ended December 31, 2004		Year ended December 31, 2005
Australian dollars	Aus$	—	Aus$	1,169	Aus$	3,594
Average exchange rate of $1US = Australian dollar		—		1.3625		1.3174
US $ equivalent		$—		$858		$2,728

If the average exchange rates used had been higher or lower by 10% they would have decreased or increased the total euro denominated sale value by		$—		$78		$248

We expect the proportions of sales in euro and Australian dollars to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not factor in changes in sales volumes.

The Company’s operating results are affected by movements in foreign currency exchange rates against the US dollar, particularly the UK pound sterling and New Israeli Shekel. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and New Israeli Shekels.

To manage our pound foreign currency risk we have, at various times in 2003 through 2005, forecast our likely net spending in non US dollars and, based on these forecasts, we have entered into forward exchange contracts to cover a percentage of the projected exposure. Our current forward exchange contracts hedge a percentage of our UK pound sterling expenditure until March 2006. At December 31, 2005 we had outstanding three forward exchange contracts for an aggregate 3.0 million pounds sterling.

The aggregate amount of forward contracts of pounds sterling that matured during the year ended December 31, 2005 was 6.2 million pounds sterling, and we paid expenses in local currency of approximately 17.3 million pounds sterling over the same period. The effectiveness of the contracts as hedges was approximately 100%. If during 2005 the average exchange rates had been higher or lower by 10%, the pound-sterling denominated operating expenses would have decreased or increased by $2.2 million.

During the year ended December 31, 2005 we paid expenses in New Israeli Shekels of 48.7 million New Israeli Shekels. None of these expenses have been hedged. If the average exchange rates had been higher or lower by 10%, the New Israeli Shekel operating expenses would have decreased or increased by $1.2 million for the year ended December 31, 2005.

For the years ended December 31, 2005 and 2004 we incurred the majority of our cost of revenue in US dollars.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Supplementary Data are included on pages F-1 to F-33.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were (1) not sufficiently designed to ensure that material information relating to Airspan, including our consolidated subsidiaries, was made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) not effective, in that they did not provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. More specifically, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in the Company’s internal control over financial reporting described in the section immediately below.

The acquisition of ArelNet in June 2005 and Radionet in November 2005 represent changes in internal control over financial reporting since management's last assessment of the Company's internal controls over financial reporting, which was completed as of December 31, 2004. The acquired ArelNet and Radionet businesses utilizes separate information and accounting systems and processes and accordingly, their internal controls over financial reporting as of December 31, 2005 are excluded from this assessment of the Company’s internal control over financial reporting, in accordance with the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Commission contained in the release captioned Frequently Asked Questions (revised October 6, 2004). Management intends to complete its assessment of the effectiveness of internal controls over financial reporting for the acquired ArelNet and Radionet businesses within one year of the date of the acquisitions.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations, also known as the Treadway Commission. In accordance with the rules of the SEC, we did not assess the internal control over financial reporting of two subsidiaries that we acquired in 2005, namely, ArelNet Ltd and Radionet, Oy Ltd which represented approximately 12% of our total consolidated assets at December 31, 2005. In our Report on Form 10-K for the year ended December 31, 2006, we will be required to provide an assessment of our compliance that takes into account an assessment of ArelNet Ltd, Radionet, Oy Ltd and all of our other currently existing subsidiaries as of December 31, 2005.

Following the performance of a physical inventory count at our Israeli subsidiary in January 2006, significant differences were identified between the count and the inventory subledger. The differences were for the most part due to inventory movements that had not been recorded or were recorded incorrectly. We also identified at our Israeli subsidiary insufficient segregation of duties in the Logistics department, inadequate security access controls and failure to perform effective and timely reviews of reconciliations by individuals with appropriate levels of experience, which contributed to the delay in the differences being detected.

As a result Management has concluded that, as of December 31, 2005, the Company did not maintain effective internal controls over financial reporting as of such date. This conclusion is based upon management’s determination that the Company’s internal control pertaining to the recording of inventory transactions at its Israeli subsidiary is not effective.

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

Our independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report on management’s assessment of our internal control over financial reporting as stated in their report which appears below.

Remediation Steps to Address Material Weakness

To address the Company’s material weakness relating to the recording of inventory at the Israeli subsidiary, we are in the process of implementing a number of remediation measures. Our remediation plan includes:

•	supplementing our staff at the Israeli subsidiary with additional personnel to work in the logistics department;
•	reorganizing the Logistics department at our Israeli subsidiary to increase the level of segregation of various operational and accounting and finance tasks;

•	implementing a variety of controls, including physical segregation, to prevent the movement of inventory without authorization; and
•	requiring real time recording of inventory movements.

Attestation Report of the Independent Registered Public Accounting Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Airspan Networks Inc.

We have audited management’s assessment, included in the accompanying annual report, that Airspan Networks Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

As indicated in Management’s Report on Internal Controls over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its wholly-owned subsidiaries ArelNet Ltd and Radionet, Oy Ltd which were acquired in 2005 and constituted approximately 12% of total consolidated assets as of December 31, 2005. Refer to Note 2 of the consolidated financial statements for further discussion of these acquisitions. Our audit of internal control over financial reporting of Airspan Networks Inc. also did not include an evaluation of the internal control over financial reporting of these acquired companies.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. Inadequate controls were identified over Airspan’s Israel inventory. The weaknesses in this area included lack of segregation of duties, inadequate security access controls and failure to perform timely reviews of related reconciliation schedules. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 31, 2006 on those financial statements.

In our opinion, management's assessment that Airspan Networks Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Airspan Networks Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Airspan Networks, Inc. as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended and our report dated March 31, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Miami, Florida
March 31, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information regarding the names, ages and business experience of our executive officers and directors required by this Item is furnished in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant”. All other information required by this Item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2005.

 Code of Ethics

We maintain a code of conduct (the “Code”) that applies to our Directors, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, as well as to all of our other employees. This Code, a copy of which is available on our web site at www.airspan.com, addresses, among other things: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) compliance with applicable governmental laws, rules, and regulations; (iii) the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; (iv) accountability for adherence to the Code; and (v) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the Commission and in other public communications we make. In the event we ever waive compliance by our Directors, our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller with the Code, we will disclose the waiver on our website at the web address provided above. (The URL above is intended to be an inactive textual reference only. It is not intended to be an active hyperlink to our website. The information on our website, which might be accessible through a hyperlink resulting from this URL, is not and is not to be part of this report and is not incorporated herein by reference).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item and Item 403 of Regulation S-K is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2004. The information required by this Item and Item 201(d) of Regulation S-K is furnished in Item 5 of this Annual Report on Form 10-K under the caption ”Securities Authorized for Issuance under Equity Compensation Plans”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts for the year ended December 31, 2003, 2004 and 2005	II-1

(3)	Exhibits

AIRSPAN NETWORKS INC.

EXHIBIT INDEX
Year Ended December 31, 2005

3.1	Amended and Restated Articles of Incorporation of Airspan (1)

3.2	Articles of Amendment to the Articles of Incorporation (2)

3.3	Amended and Restated Bylaws of Airspan (3)

4.1	Form of Airspan’s common stock certificate (4)

10.1	1998 Stock Option and Restricted Stock Plan (4)

10.2	2000 Employee Stock Purchase Plan, as amended (2)

10.3	Employment Agreement with Eric Stonestrom (4), (5)

10.4	Employment Agreement with Jonathan Paget (4), (5)

10.5	Employment Agreement with Peter Aronstam, as amended (5), (6), (7)

10.6	2001 Supplemental Stock Option Plan (6)

10.7	Employment Agreement with Henrik Smith-Petersen (5), (7)

10.8	Employment Agreement with Arthur Levine* (5)

10.9	2003 Supplemental Stock Option Plan (3)

10.10	Airspan Omnibus Equity Compensation Plan (1)

10.11	Purchase and License Agreement, dated as of December 28, 2004, by and among Airspan Communications Limited and Axtel, S.A. de C.V. (13)**

10.12	Technical Assistance Support Services Agreement for FWA Equipment, dated as of February 14, 2003, by and between Nortel Networks UK Limited and Axtel, S.A. de C.V. (8)**

10.13	Preferred Stock Purchase Agreement, dated as of September 10, 2004 among Airspan Networks, Inc. and Oak Investment Partners XI, Limited Partnership (9)

10.14	Amendment to Preferred Stock Purchase Agreement (10)

10.15	Amendment Agreement No. 3 to FWA TASS dated as of December 28, 2004 between Airspan Communications Limited and Axtel, S.A. de C.V.(12)**

10.16	Purchase Contract, dated April 14, 2005, by and between Yozan Incorporated and Airspan Communications Limited (11)*

10.17	Supplement to Purchase Contract, dated August 15, 2005, by and between Yozan Incorporated and Airspan Communications Limited (11)*

10.18	2nd Purchase Contract, dated September 13, 2005, by and between Yozan Incorporated and Airspan Communications Limited (11)*

10.19	Amendment of 1st and 2nd Purchase Contracts, dated October 6, 2005, by and between Yozan Incorporated and Airspan Communications Limited (11)*

10.20	Amendment of 2nd Purchase Contracts, dated February 25, 2006, by and between Yozan Incorporated and Airspan Communications Limited (11)*

10.21	Memorandum of Understandings, dated February 25, 2006, by and between Yozan Incorporated and Airspan Communications Limited (11)*

10.22	Airspan Code of Business Conduct*

21	Subsidiaries of registrant*

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm *

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

*	Filed herewith
**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
***	Furnished herewith

1	Incorporated by reference to Airspan’s Form 10-Q for the quarter ended April 4, 2004.
2	Incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004.
3	Incorporated by reference to Company’s report on Form 8-K/A filed in February 22, 2005.
4	Incorporated by Reference to Airspan’s Registration Statement on Form S-1 (333-34514) filed July 18, 2000
5	Management Agreement or Compensatory Plan or Arrangement
6	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2000
7	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2002
8.	Incorporated by reference by the Company’s report on Form 8-K/A filed on July 6, 2004.
9	Incorporated by reference to the Company’s report on Form 8-K filed on September 13, 2004.
10	Incorporated by reference to the Company’s report on Form 8-K filed on September 27, 2004.
11	Portions of this document have been omitted and were filed separately with the SEC on March 30, 2006 pursuant to a request for confidential treatment.
12	Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2004.
13	Incorporated by reference to the Company’s report on Form 8-K filed on June 9, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Airspan has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Boca Raton, Florida, on the 31st day of March 2006.

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

Signature	Title	Dated

/s/ Eric D. Stonestrom	Chief Executive Officer,	March 31, 2006
Eric D. Stonestrom	Director (Principal Executive Officer)

/s/ Matthew J. Desch	Chairman of the Board of Directors	March 31, 2006
Matthew J. Desch

/s/ Peter Aronstam	Senior Vice President, Finance;	March 31, 2006
Peter Aronstam	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ H. Berry Cash	Director	March 31, 2006
H. Berry Cash

/s/ Randall E. Curran	Director	March 31, 2006
Randall E. Curran

/s/ Michael T. Flynn	Director	March 31, 2006
Michael T. Flynn

/s/ Guillermo Heredia	Director	March 31, 2006
Guillermo Heredia

/s/ Thomas S. Huseby	Director	March 31, 2006
Thomas S. Huseby

/s/ David Twyver	Director	March 31, 2006
David Twyver

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Board of Directors and Stockholders of Airspan Networks, Inc.

We have audited the accompanying consolidated balance sheet of Airspan Networks, Inc. and its subsidiaries as of December 31, 2005, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Airspan Networks, Inc. as of and for the years ended December 31, 2004 and 2003 were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated April 27, 2005.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airspan Networks, Inc. as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Airspan Networks, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)") and our report dated March 31, 2006 which expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP

Miami, Florida
March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS – (Continued)

To the Board of Directors and Stockholders of Airspan Networks Inc.

We have audited the accompanying consolidated balance sheet of Airspan Networks Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for each of the two years in the period ended December 31, 2004. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Airspan Networks Inc. and subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for each of the two years in the period ended December 31, 2004.

Ernst & Young LLP

London, England
April 27, 2005

AIRSPAN NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31, 2004	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$66,296	$44,140
Restricted cash	1,687	3,335
Short term investments	—	6,020
Accounts receivable, less allowance for doubtful accounts of $2,814 in 2004 and $3,519 in 2005	20,947	24,348
Unbilled accounts receivable	43	273
Inventory	12,834	16,850
Prepaid expenses and other current assets	5,702	3,722
Total current assets	107,509	98,688
Property, plant and equipment, net	3,707	5,268
Goodwill	789	10,231
Intangible assets, net	1,672	3,865
Long term accounts receivable	305	—
Other non current assets	1,216	2,400
Total assets	$115,198	$120,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,615	$24,678
Accrued taxes	653	1,156
Deferred revenue	627	1,514
Customer advances	4,789	13,935
Other accrued expenses	11,349	13,113
Current portion of long term debt	—	96
Total current liabilities	42,033	54,492
Non Current liabilities
Long term debt	—	1,296
Accrued interest on long term debt	—	53
Total non current liabilities	—	1,349
Commitments (see note 11)	—	—
Stockholders’ equity
Preferred stock. $0.0001 par value; 74,200 shares authorized at December 31, 2004 and 2005: 73,000 shares issued at December 31, 2004 and 2005	—	—
Common stock, $0.0003 par value; 100,000,000 shares authorized at December 31 2004 and 2005: 37,644,627 issued at December 31, 2004 and 39,668,271 issued at December 31, 2005	11	12
Note receivable — stockholder	(87)	(87)
Additional paid in capital	260,356	267,426
Accumulated other comprehensive income	418	(130)
Accumulated deficit	(187,533)	(202,610)
Total stockholders’ equity	73,165	64,611
Total liabilities and stockholders’ equity	$115,198	$120,452

The accompanying notes are an integral part of these financial statements

AIRSPAN NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005

Revenue	$30,651	$94,647	$110,966
Cost of revenue	(27,691)	(67,243)	(79,467)
Gross profit	2,960	27,404	31,499
Operating expenses:
Research and development	14,395	18,794	21,157
Sales and marketing	10,389	11,013	11,464
Bad debt expense	946	549	1,115
General and administrative	8,741	11,042	12,682
Amortization of intangibles	172	723	942
Restructuring provision	750	413	1,150
Total operating expenses	35,393	42,534	48,510
Loss from operations	(32,433)	(15,130)	(17,011)
Interest expense	(38)	—	(9)
Interest and other income	3,021	3,217	1,397
Loss before income taxes	(29,450)	(11,913)	(15,623)
Income tax credits/ (expenses)	(5)	1,938	546
Net loss	(29,455)	(9,975)	(15,077)
Deemed dividend associated with beneficial conversion of preferred stock	—	(10,439)	—
Net loss attributable to common stockholders	$(29,455)	$(20,414)	$(15,077)
Net loss attributable to common stockholders per share - basic and diluted	$(0.84)	$(0.56)	$(0.39)
Weighted average shares outstanding-basic and diluted	35,073,315	36,441,932	38,736,939

The accompanying notes are an integral part of these financial statements

AIRSPAN NETWORKS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Preferred Stock		Common Stock
	Shares	Par value	Shares	Par value	Additional paid in capital	Treasury stock	Note receivable stockholder	Accumulated other comprehensive income	Accumulated deficit	Total
At At January 1, 2003			35,125,996	$10	$214,727	$(405)	$(130)	$1,562	$(137,664)	$78,100
Comprehensive Loss:
Net loss					—	—	—	—	(29,455)	(29,455)
Other Comprehensive Income:
Movement in the fair value of cash flow hedges
Unrealized gains on foreign currency cash flow hedges					—	—	—	1,952	—
Less: reclassification of adjustment for gains realized in net income					—	—	—	(1,675)	—
								277		277
Comprehensive loss					—	—	—	—	—	(29,178)
Issuance of common stock - employee share purchase plan			531,164	1	369	—	—	—	—	370
Exercise of stock options			244,765	—	112	—	—	—	—	112
Purchase of own shares			(422,074)	—	—	(392)	—	—	—	(392)
At December 31, 2003	—	—	35,479,851	$11	$215,209	$(797)	$(130)	$1,839	$(167,119)	$49,013
Comprehensive Loss:
Net loss					—	—	—	—	(9,975)	(9,975)
Other Comprehensive Income:
Movement in the fair value of cash flow hedges
Unrealized gains on foreign currency cash flow hedges					—	—	—	590	—
Less: reclassification of adjustment for gains realized in net income					—	—	—	(2,011)	—
								(1,421)		(1,421)
Comprehensive loss					—	—	—	—	—	(11,396)
Decrease in notes receivable							43			43
Issuance of Series A Preferred shares	73,000	—			29,132					29,132
Deemed dividend associated with beneficial conversion of preferred stock					10,439	—	—	—	(10,439)	—
Issuance of common stock - employee share purchase plan			211,754	—	373	—	—	—	—	373
Exercise of stock options			1,118,462	—	1,577	—	—	—	—	1,577
Sale of own shares			834,560	—	3,626	797	—	—	—	4,423
At December 31, 2004	73,000	—	37,644,627	$11	$260,356	—	$(87)	$418	$(187,533)	$73,165
Comprehensive Loss:
Net loss					—	—	—	—	(15,077)	(15,077)
Other Comprehensive Income:
Movement in the fair value of cash flow hedges
Unrealized losses on foreign currency cash flow hedges					—	—	—	(130)	—
Less: reclassification of adjustment for gains realized in net income					—	—	—	(418)	—
								(548)		(548)
Comprehensive loss					—	—	—	—	—	(15,625)
Issuance of common stock - employee share purchase plan			130,630	—	485	—	—	—	—	485
Exercise of stock options			883,390	—	1,332	—	—	—	—	1,332
Issuance of common stock -ArelNet acquisition			1,001,325	1	4,751	—	—	—	—	4,752
Stock compensation from the issuance of stock options -ArelNet acquisition				—	309	—	—	—	—	309
Issuance of common stock - 401K plan			8,299	—	45	—	—	—	—	45
Restricted stock compensation					148					148
At December 31, 2005	73,000	—	39,668,271	$12	$267,426	—	$(87)	$(130)	$(202,610)	$64,611

The accompanying notes are an integral part of these financial statements

AIRSPAN NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,455)	$(9,975)	$(15,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,701	2,546	2,817
Gain on settlement of long-term debt	(125)	—	—
Loss on sale of property, plant and equipment	—	136	57
401K plan common stock distribution	—	—	45
Restricted stock compensation	—	—	148
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	1,819	(8,743)	(1,816)
Decrease/(increase) in inventories	7,962	10,077	(3,440)
Decrease/(increase) in other current assets	112	(2,541)	1,869
Increase/(decrease) in accounts payable	(16)	16,864	(411)
Increase/(decrease) in deferred revenue	101	(362)	867
Increase/(decrease) in customer advances	—	(10,280)	8,760
Increase/(decrease) in other accrued expenses	(674)	1,583	(854)
Increase in non current assets	(78)	(233)	(211)
Net cash used in operating activities	(17,653)	(928)	(7,246)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,791)	(2,151)	(3,114)
Purchase of investment securities	—	—	(16,669)
Proceeds from sale of investments securities	5,074	—	10,649
Cost of acquisitions, net of cash acquired	1,855	—	(5,945)
Net cash provided/(used) in investing activities	5,138	(2,151)	(15,079)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	369	373	485
Net proceeds from issuance of preferred stock	—	29,132	—
Purchase of treasury stock	(392)	—	—
Sale of treasury stock	—	4,423	—
Payment on long-term debt, including capital lease obligations	(2,375)	—	—
Exercise of stock options	114	1,577	1,332
Decrease in notes receivable from stockholders	—	43	—
Restricted cash movement	558	(99)	(1,648)
Net cash provided/(used) by financing activities	(1,726)	35,449	169
Increase/(decrease) in cash and cash equivalents	(14,241)	32,370	(22,156)
Cash and cash equivalents, beginning of period	48,167	33,926	66,296
Cash and cash equivalents, end of period	$33,926	$66,296	$44,140
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$26	$—	$—
Income taxes paid	$5	$23	$20
Noncash Investing and Financing Activities
Issuance of stock related to acquisitions	$—	$—	$5,061

The accompanying notes are an integral part of these financial statements

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

1. THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company is a global supplier of broadband fixed wireless access equipment and other technologies, including Voice-over-IP (VoIP) switching, that allows communications service providers, Internet service providers and other telecommunications users such as utilities and enterprises to cost effectively deliver high-speed data and voice services using radio frequencies rather than wires. The Company’s systems are based on a number of digital wireless technologies that can be deployed rapidly and cost effectively, providing an alternative or complement to traditional cellular, copper wire, cable, or fiber-optic communications access networks. The primary market for our systems has historically been a subset of the fixed broadband wireless access systems market, which is the fixed point-to-multipoint market in radio frequencies below 6.0GHz. The Company’s products also include software tools that optimize geographic coverage and provide ongoing network management. To facilitate the deployment and operation of its systems, the Company also offers network installation, training and support services. The Company’s main operations are in Uxbridge, United Kingdom, and Airport City, Israel, with corporate headquarters in Boca Raton, Florida, USA.

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are all maintained in either bank accounts or investments that are of investment grade quality and are not subject to significant market risk.

Short term investments

The Company accounts for its investments in marketable securities using Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).

Debt securities with original maturities greater than three months and with current maturities less than one year are considered short-term investments. They are of investment grade quality and are not subject to significant market risk. Short-term investments are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are stated at amortized cost. The amortized cost of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest and declines in value that are other than temporary, are included in the statements of operations as interest income or expense as appropriate.

Accounts receivable and long term accounts receivable

Accounts receivable and long term accounts receivable represent receivables from customers in the ordinary course of business. These are recorded at the invoiced amount and do not bear interest. Receivables are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. The Company regularly analyzes its overdue customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company records a specific reserve to reduce the related receivable to the amount it reasonably

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

believes to be collectible. In addition, the Company records a general allowance for bad debts based on historical experience applied to the customer accounts receivable aging. When collection efforts cease, the account and related reserve are written off. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. At December 31, 2005 and 2004, the allowance for doubtful accounts was $3.5 million and $2.8 million respectively.

Fair value of financial instruments

The financial instruments of the Company consist mainly of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, long term accounts receivable, accounts payable, long term debt and foreign currency forward contracts. The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other techniques, which are significantly affected by assumptions used concerning the amount and timing of, estimated future cash flows and discount rates, which reflect varying degrees of risk. Specifically, the fair value of long-term debt instruments reflects a current yield valuation based on a 3.00% euro borrowing rate at December 31, 2005. The fair value of the foreign currency forward contracts reflects the present value of the potential gain or loss if settlement were to take place on December 31, 2005. Accordingly, although the carrying amount of all financial instruments approximates fair value at December 31, 2005 and 2004 they are not necessarily indicative of the amounts that the Company could realize in a current market exchange in the future.

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

Our foreign exchange option contracts are designated as hedging the exposure to changes in the fair value of a recognized asset and the gain or loss is recognized in income in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. There were no outstanding option contracts at December 31, 2005.

Our foreign exchange forward contracts are designated as hedging the exposure to variable cash flows of a forecasted transaction. The foreign exchange contracts are revalued at the end of each period using current market exchange rates. Effectiveness will be measured by comparing the changes in fair value of the hedge against the change in the expense being hedged arising form US dollars to UK pound sterling currency fluctuations since the date of inception. There is no portion of the hedging instruments that have been excluded from the assessment of effectiveness. The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the forecast transaction affects earnings. Any ineffective portion of the derivatives gain or loss is reported in interest and other income as it arises. In the years 2003, 2004 and 2005 there were no ineffective portions. Our cash flow hedges are being used to manage our pound sterling foreign currency risk, primarily on our UK-based employee salaries, facility costs and other UK expenses. Our UK salaries and expenses are accounted for each month and therefore reclassification into earnings from comprehensive income will occur every month.

We use two types of forward contracts to hedge our pound sterling risk

•	straight forward contracts that lock in exchange rates for a specific date in the future and
•	“Forward Extra Plus” contracts that lock in exchange rates only if certain exchange rates are reached over the period of the contract. The terms of these are explained more fully in “ITEM 7A”

At December 31, 2005 there were three monthly Forward Extra Plus contracts outstanding to purchase a total of 3.0 million pounds sterling up until March 2006 and no straight forward contracts outstanding. At December 31, 2005 these were valued at a loss of $130 and are reported in other accrued expenses in the balance sheet.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

During 2005, 2004 and 2003, the Company recorded, after reclassification of amounts into net income, net unrealized losses in other comprehensive income of $130, $1,421 and $227, respectively, related to derivatives that were designated as cash flow hedging instruments. The tax effects of comprehensive income or loss were not considered material for the years ended December 31, 2005, 2004 and 2003. Based on the exchange rate at December 31, 2005, the Company would expect to reclassify as a loss to earnings during the next twelve months $130 from other comprehensive income.

Realized gains and losses arising from fair value and cash flow hedges are reported in interest and other income. Unrealized gains and losses are shown in Other Comprehensive Income with the other side of the transaction shown in prepayments for gains and accruals for losses. Changes in unrealized gains and losses are shown in the cash flow statement as adjustments to reconcile net loss to net cash used in operating activities within either other current assets or other accrued expenses, depending on whether the movements relate to gains or losses.

The total straight forward and “Forward Extra Plus” contracts of pounds sterling that matured during the year ended December 31, 2005, was 6.2 million pounds sterling, and we paid expenses in local currency of approximately 17.3 million pounds sterling over the same period. The effectiveness of the contracts as hedges was approximately 100%.

The fair value of foreign exchange forward and options contracts are determined using published rates.

Inventories

Inventories are stated at the lower of cost or market value. Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

Raw materials, consumables and finished goods — average cost

Work in progress— cost of direct materials, labor and allocated manufacturing overhead

 Property, plant and equipment

Property plant and equipment are stated at cost. Depreciation is provided on all tangible fixed assets at rates calculated to write off the cost, less estimated residual value, based on prices prevailing at the date of acquisition of each asset evenly over its expected useful life, as follows:

Leasehold improvements — over the minimum lease term

Plant, machinery and equipment — over 2 to 5 years

Furniture and fixtures — over 4 to 5 years

Identifiable intangible assets

Only intangible assets purchased are capitalized. The company does not capitalize internally generated intangible assets or goodwill. Intangible assets other than goodwill are amortized using the straight-line method over their estimated period of benefit, ranging from one to five years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. All of the Company’s intangible assets other than goodwill are subject to amortization. At least annually, the Company tests its identified intangible assets for impairment. In addition, the Company also tests such intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of identified intangible assets may not be recoverable. No impairment expense was recognized in 2005, 2004 or 2003.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

Goodwill arising on business combinations

Under Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized, but is instead tested for impairment at least annually. At least annually, the Company tests its goodwill for impairment. In addition, the Company also tests its goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. No impairment expense was recognized in 2005, 2004 or 2003.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows. Estimates of expected future cash flows represent Management’s best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, impairment exists and is determined by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. No impairment expense was recognized in 2005, 2004 or 2003.

Other non current assets

Other non current assets represent the value of accumulated Israel severance pay funds.  Under Israel’s Severance Pay Law, Israel employees are entitled to one month of the employee's current salary, multiplied by the number of years of employment.  The Company’s liability for these employees is fully provided by monthly deposits with severance pay funds and by an accrual.  The value of these funds is recorded in other non current assets in the Company’s balance sheet and the liability is recorded in other accrued expense. The deposited funds include earnings accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israel's Severance Pay Law or labor agreements.

Israel severance pay expenses for the years ended December 31, 2003, 2004 and 2005, were $211, $260 and $333, respectively.

Restricted cash

Restricted cash consists of cash pledged as collateral to secure the guarantees described in Note 11 and cash held on behalf of employees to purchase Airspan stock under our Employee Share Purchase Plan.

	December 31, 2004	December 31, 2005
Bank Guarantees - with Landlords	$1,488	$1,332
Bank Guarantees - with Customers	14	1,787
Employee cash held under the Employee Share Purchase Plan	185	216
	$1,687	$3,335

Research and development

All research and development expenditures are charged to research and development expense in the period incurred.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

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

Revenue Arrangements that include Multiple Elements

In certain cases, the company enters into agreements with customers whereby it is obligated to deliver multiple products and/or multiple services (multiple elements). In these transactions, the Company allocates the total revenue to be earned under the arrangement among the various elements based on their relative fair value. Revenue for these transactions is recognized on each element when the revenue recognition criteria have been met for that element. Revenue is recognized for delivered products and services only if: (i) the above Product Revenue or Service Revenue criteria are met; (ii) undelivered products or services are not essential to the functionality of the delivered elements, (iii) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; and (iv) the fair value for each of the undelivered elements is known. Our assessment of which revenue recognition guidance is appropriate to account for a deliverable also can involve significant judgment.

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

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)
Warranty

The Company provides a limited warranty for periods, usually ranging from twelve to twenty-four months, to all purchasers of its new equipment. Warranty expense is accrued as of the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and other relevant factors and is amortized over the warranty period. Management believes that the amounts provided for are sufficient for all future warranty cost on equipment sold through December 31, 2005 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in the Company’s product warranty liabilities was as follows for the years ended December 31, 2005, 2004 and 2003.

	Balance at beginning of period	Acquired on acquisition	Accrual for warranties issued during the period	Accruals related to pre-existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period
Product warranty liability
Year ended December 31, 2005	$604	$134	$582	$(482)	$(428)	$410
Year ended December 31, 2004	$652	—	1,003	(299)	(752)	604
Year ended December 31, 2003	$600	—	$630	$(65)	$(513)	$652

Other guarantees

The Company had delivered to its landlords and customers bank guarantees aggregating to $3,119 at December 31, 2005 and $1,502 as at December 31, 2004. The foregoing figures represent the maximum potential amount of future payments the Company could be required to make under these guarantees. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. These pledges have been classified as restricted cash. The Company has not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote. These guarantees will all expire before the end of 2010 with the majority expiring in the fourth quarter of 2010.

As well as the guarantees mentioned above the Company has issued a guarantee to Tekes, the main public funding organization for research and development in Finland, to guarantee the repayment of loans taken out by our fully consolidated subsidiary Radionet. These loans total $1,392 at December 31, 2005 and are recorded in long term debt. This guarantee expires only once Radionet has fulfilled all its obligations to Tekes.

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

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but allowed the Section 11 claim to proceed. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions. In her Opinion, Judge Scheindlin noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Judge Scheindlin determined that the class period for Section 11 claims is the period between the IPO and the date that unregistered shares entered the market. Judge Scheindlin also ruled that a proper class representative of a Section 11 class must (1) have purchased shares during the appropriate class period; and (2) have either sold the shares at a price below the offering price or held the shares until the time of suit. In two of the six cases, the class representatives did not meet the above criteria and therefore, the Section 11 cases were not certified. Plaintiffs have not yet moved to certify a class in the Airspan case. The Underwriter Defendants sought leave to appeal Judge Scheindlin’s class certification decision and the Second Circuit has accepted the appeal.

Airspan has approved a settlement agreement and related agreements which set forth the terms of a settlement between Airspan, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. Airspan would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of Airspan to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Airspan. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Airspan’s insurance carriers should arise, Airspan’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. They also requested that the Fairness Hearing on the settlement agreement, currently scheduled for April 24, 2006, be adjourned until the Second Circuit addresses the Underwriter Defendants’ appeal of Judge Scheindlin’s decision on class certification. There is no assurance that the court will grant final approval to the settlement. If the settlement agreement is not approved and Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

Shipping and handling costs

Shipping and handling costs are included within cost of sales.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

Foreign currency transactions

The functional currency of all companies in the group is the US dollar. Transactions in currencies other than US dollars are converted at the monthly average exchange rate in effect on the date of the transactions.

Monetary assets and liabilities denominated in currencies other than US dollars are translated into US dollars at the rate of exchange on the balance sheet date. Transactional gains and losses arising from transactions not denominated in US dollars are recognized in the consolidated statement of operations as other income or expense. The net value of exchange gains and losses during the year ended December 31, 2005 was $0.1 million of which $0.4 million related to the reclassification of our forward exchange contracts gains from other comprehensive income into part of net loss. The net value of exchange gains and losses during the year ended December 31, 2004 was $2.6 million of which $2.2 million related to the reclassification of gains on our forward exchange contracts from part of other comprehensive income into part of net loss.

Interest and other income

The components of interest and other income for the last three years are shown in the table below:

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
Interest income arising on cash and investments	$686	$670	$1,447
Foreign exchange gains and losses	2,544	2,562	17
Other	(209)	(15)	(67)
Total	$3,021	$3,217	$1,397

Advertising costs

Advertising costs are expensed at the time the promotion is held or the advertisement is first aired. Advertising expenses amounted to $545 in 2005, $287 in 2004 and $379 in 2003. There were $43 prepaid advertising expenditures at December 31, 2005 and $29 at December 31, 2004.

Comprehensive Income

The Company reports comprehensive income or loss in accordance with the provisions of Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Tax effects of other comprehensive income or loss are not considered material for any period. The Company’s only source of other comprehensive income is from its foreign exchange forward contracts.

Defined contribution plan expense.

The Company contributes to defined contribution plans for all eligible employees. The Company recorded expenses of $1,193, $1,230 and $1,523 in 2003, 2004 and 2005, respectively. Employer contributions are accrued as earned by the employees.

 Concentration of credit risk

Financial instruments, which potentially subject Airspan to concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Airspan places its cash and cash equivalents and short-term investments only in highly rated financial instruments. Airspan’s accounts receivable are derived from sales of fixed wireless access products and approximately 97%, 97% and 93% of product sales were to non-US customers for the year ended December 31, 2003, 2004 and 2005 respectively. One customer in Mexico accounted $5.7 million of our account receivable balance at December 31, 2005 and $11.1 million at December 31, 2004. Airspan generally requires payment in advance or payment security in the form of an irrevocable letter of credit for the full amount of significant sales to be in place at the time of shipment, except in cases where credit risk is considered to be acceptable. Airspan’s top three customers accounted for 32% of revenue in 2003, 75% of revenue in 2004 and 62% of revenue in 2005.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

Stock based compensation

At December 31, 2005 the Company has three stock-based employee compensation plans and one employee share purchase plan, which are described more fully in Note 13. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No.25 Accounting for Stock issued to Employees, and related interpretations and values stock based compensation via the intrinsic value method. For all fixed employee stock compensation awards with graded vesting, the method for amortizing compensation cost is the straight-line method. No stock-based compensation cost is reflected in net loss attributable to common stockholders, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss attributable to common stockholders and earnings per share if the Company had applied fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation.

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005

Net loss attributable to common stockholders, as reported	$(29,455)	$(20,414)	$(15,077)
Add: Stock-based employee compensation expense included in reported net loss	—	—	192
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,928)	(2,149)	(2,341)
Pro forma net loss attributable to common stockholders	$(31,383)	$(22,563)	$(17,226)
Earnings per share — basic and diluted:
Net loss attributable to common stockholders per share	$(0.84)	$(0.56)	$(0.39)
Pro forma net loss attributable to common stockholders per share	$(0.89)	$(0.62)	$(0.44)

The weighted average fair value of the options at their grant date was $1.74 during 2003, $5.03 during 2004 and $3.16 during 2005. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the assumptions used in the model:

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
Risk-free average interest rate	2.10%	3.83%	4.06%
Expected average years until exercised	4	4	5
Expected dividend yield	—	—	—
Expected average volatility	109%	92%	86%

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

The weighted average fair value of equity instruments other than options, granted during the past three years is shown in the table below:

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
Restricted Stock (nonvested stock)
Weighted average fair value at grant date	—	—	$4.12
Number of shares	—	—	100,000

US employee 401K plan
Weighted average fair value at grant date	—	—	$5.41
Number of shares	—	—	8,299

The pro forma effect of applying SFAS 123 is not likely to be representative of the effects on reported net income or loss for future years.

Electronic Equipment Waste Obligations

In June 2005, the FASB issued FSP No. 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Union (“EU”) Directive 2002/96/EC on Waste Electrical and Electronic Equipment. FSP 143-1 is effective as of the later of Airspan’s fiscal quarter ended October 2, 2005 or the date of the adoption of the law by the applicable EU-member country. In the third quarter of 2005, Airspan adopted FSP 143-1 with respect to those EU-member countries that had adopted the directive into country specific laws by the end of the third quarter. The adoption of the FSP 143-1 did not have a material impact on Airspan’s 2005 results of operations and financial condition. Due to the fact that certain EU-member countries have not yet enacted country-specific laws, Airspan cannot yet estimate the impact of applying this guidance in future periods.

Segment reporting

During the periods, the Company operated as a single segment - the development and supply of broadband wireless equipment and technologies.

Reclassifications

Certain prior year amounts have been reclassified to be consistent with the current year presentation

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  Statement No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees and amends Statement No. 95, “Statement of Cash Flows”.  Under SFAS No. 123R, companies must calculate and record the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received in the income statement based on fair value of the instruments on the date they are granted (with certain exceptions).  The cost of the equity instruments is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The statement is effective for the Company from January 1, 2006.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

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

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 107, Share-Based Payment, to provide additional guidance to public companies in applying the provisions of Statement 123(R).  During 2005, the FASB issued three FASB Staff Positions (FSP):  FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” and FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”  The Company will adopt the provisions of SAB 107 in conjunction with the adoption of Statement 123(R) and also consider the guidance provided in the FSPs as it considers the effect that Statement 123(R) will have on its results of operations, financial position and cash flows.

As the Company currently accounts for share based payments to employees in accordance with the intrinsic value method permitted under ABP Opinion No. 25, no compensation expense is recognized.  The adoption of SFAS No. 123R is expected to have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The impact on 2006 results of adopting SFAS No. 123R is estimated to be a reduction of approximately $0.06 to $0.07 per share. This estimate is affected by assumptions regarding a number of complex and subjective variables.

2.   ACQUISITIONS

On June 16, 2005, the Company consummated its acquisition of all of the outstanding shares of capital stock of ArelNet Ltd (“ArelNet”). This business combination has been accounted for under the purchase method and the results of operations of ArelNet from June 16, 2005 to December 31, 2005 are included in the consolidated statement of operations of the Company. ArelNet is a pioneer in VoIP network infrastructure equipment and solutions, including soft switches and gateways supporting all major VoIP standards. ArelNet has extensive experience worldwide, having installed network equipment with a capacity exceeding two billion minutes per year.

ArelNet was acquired primarily to enable the Company to develop carrier grade voice telephony using switching and gateway technologies in the Company’s WiMAX data platforms. The purchase price of $9.4 million was made up of $4.0 million of cash, 1,001,325 shares of the Company’s common stock valued at $4.8 million, employee stock options to purchase 100,000 shares of the Company’s common stock valued at $0.3 million and $0.4 million of direct acquisition costs. Of the total purchase price $0.5 million was deposited in escrow with an escrow agent to secure the sellers’ representations and warranties under the purchase agreement. These funds will remain in escrow until June 16, 2006, unless sooner released to us in payment of indemnification claims. The options issued to ArelNet employees were valued in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation” and measured at fair value using a Black-Scholes option-pricing model. In accordance with the FASB Emerging Issues Task Force (EITF) issue No. 99-12 -“ Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” and FASB Statement No. 141, “Business Combinations”, the 1,001,325 shares issued in connection with the transaction were valued based on market prices on the three days before the measurement date of June 16, 2005.

The preliminary purchase price allocation made in the second quarter of 2005 (the “Preliminary Allocation”) was finalized in the third quarter. The preliminary purchase price allocation and the revisions to the Preliminary Allocation are shown in the tables below. The Company engaged an independent third party to assist in the valuation of intangible assets.

Calculation of purchase price:

	Original	Revisions	Total
Cash consideration	$4,000	—	$4,000
Fair value of shares issued	4,752	—	4,752
Fair value of options granted	309	—	309
Direct acquisition costs	450	$(71)	379
Total purchase price	$9,511	$(71)	$9,440

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

The following table shows the historical book value and the purchase price allocation.

Allocation of purchase price	Historical book value	Purchase price allocation/fair value adjustments	Revision to Purchase price allocation/fair value adjustments	Fair value

Cash	$18	—	—	$18
Accounts receivable	1,507	$(548)	$(42)	917
Inventory	1,161	(789)	—	372
Prepaid expenses and other current assets	581	(19)	—	562
Property, plant and equipment, net	110	161	—	271
Other long term assets	1,037	(64)	—	973
Intangible assets, net:
Core developed technology	—	2,440	—	2,440
Other technology	—	65	—	65
Customer relationships	—	45	—	45
Backlog	—	160	—	160
Accounts payable	(169)	—	—	(169)
Deferred revenue	(1,510)	1,490	—	(20)
Customer advances	—	(386)	—	(386)
Accrued taxes	(225)	—	—	(225)
Other accrued expenses	(2,228)	(293)	(73)	(2,594)
Goodwill	—	6,967	44	7,011
Total purchase price	$282	$9,229	$(71)	$9,440

All intangible assets acquired, other than goodwill, are subject to amortization over the periods shown in the table below:

	Value	Life in years
Core developed technology	$2,440	5.0
Other technology	65	5.0
Customer relationships	45	3.0
Backlog	160	0.5
Weighted-average amortization period	$2,710	4.7

The unaudited pro forma revenue and net loss of the Company for the periods indicated, as if the ArelNet acquisition had occurred as of January 1, 2004 and January 1, 2005, respectively, are shown in the following table.

	Year-to-Date
	December 31, 2004	December 31 2005
Revenue	$98,579	$112,797
Net loss	$(20,670)	(15,614)

Net loss per share - basic and diluted	$(0.55)	(0.40)
Weighted average shares outstanding - basic and diluted	37,443,257	39,154,158

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

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

On November 9, 2005 the Company completed its acquisition of Radionet Oy, Ltd. of Finland (“Radionet”) in exchange for up to $1.88 million of cash. The Company is in the process of evaluating the assets and liabilities acquired, in particular its accounts receivables, inventory and accrued expenses, and expects to finalize the purchase price allocation in the second quarter of 2006. This will be done once we have built up a history of collectibility of accounts receivable, the realizable value of inventory and we have performed a thorough review of accruals. The preliminary purchase price allocation is shown in the tables. The Company engaged an independent third party to assist in the valuation of intangible assets.

Calculation of purchase price:

Purchase price
Consideration paid	$1,875
Direct acquisition costs	159
Total purchase price	$2,034

The following table shows the historical book value and the purchase price allocation.

Allocation of purchase price	Historical book value	Purchase price allocation/fair value adjustments	Fair value

Cash	$450	—	$450
Accounts receivable	502	$(139)	363
Inventory	302	(98)	204
Prepaid expenses and other current assets	120	(15)	105
Property, plant and equipment, net	129	(21)	108
Intangible assets, net:
Core developed technology	—	319	319
Customer relationships	—	105	105
Accounts payable	(305)	—	(305)
Other accrued expenses	(226)	(50)	(276)
Long term debt	(1,392)	—	(1,392)
Interest on long term debt	—	(79)	(79)
Goodwill	2,454	(22)	2,432
Total purchase price	$2,034	$—	$2,034

All intangible assets acquired, other than goodwill, are subject to amortization over the periods shown in the table below:

	Value	Life in years
Core developed technology	$319	6.0
Customer relationships	105	5.0
Weighted-average amortization period	$424	5.7

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

The unaudited pro forma revenue and net loss of the Company for the periods indicated, as if the Radionet acquisition had occurred as of January 1, 2004 and January 1, 2005, respectively, are shown in the following table.

	Year-to-Date
	December 31, 2004	December 31 2005
Revenue	$97,331	$112,858
Net loss	$(22,545)	$(16,997)

Net loss per share- basic and diluted	$(0.62)	$(0.44)
Weighted average shares outstanding- basic and diluted	36,441,932	38,736,939

3. TAXATION

The income tax benefit of $546 in the year ended 31 December 2005 related to tax credits of $567 accrued in respect of research and development expenditure in the UK in the period January 1, 2004 to 31 December 2004, offset by tax charges relating to local country income taxes of $21. In exchange for the tax credits the Company surrendered $2,363 of taxable losses in the UK equated to $709 of deferred tax asset. In the year ended 31 December 2004 the benefit of $1,938 related to $2,094 of tax credits accrued in respect of research and development expenditure in the UK over the period January 1, 2002 to December 31, 2004, for which the Company forfeited $8,725 of taxable losses equated to $2,617 of deferred tax asset, offset by tax charges relating to local state and country income and franchise taxes of $156. The income tax provision of $5 recorded in the year ended December 31, 2003 relates to a foreign branch of ACL. During 2005 the company received $2,564 of cash related to prior years claims for research and development tax credits.

The loss before tax was $15,623 for the year ended December 31, 2005 of which $1,892 was attributable to domestic US operations. The loss for the year ended December 31, 2004 attributable to domestic operations was $3,925 out of a total loss before tax of $11,913. The Company did not record an income tax benefit for the remainder of the tax losses generated in any of the territories in which it operates because it has experienced operating losses since inception. At December 31, 2005 the Company had the following net operating loss carry-forwards:

Country	Net operating loss carry-forwards	Expiry terms
UK	$120,100	Does not expire
US	17,600	Expires in 16 to 20 years
Australia	3,700	Does not expire
Israel	41,000	Does not expire
Other	3,200	Expires in 1 to 10 years

Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2004	December 31, 2005
Net operating loss carry-forwards	$44,811	$50,388
Accruals and reserves	1,038	1,801
Fixed assets	2,920	3,330
	48,769	55,519
Valuation allowance	(48,769)	(55,519)
	$—	$—

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

The net increase in valuation allowances during 2005 was $6,750, $2,755 of which relates to the acquisition of ArelNet and which, upon ultimate recognition, will be allocated to reduce goodwill and/or other non-current intangible assets.

Net operating losses carryforwards of $3,180 held by Radionet, Finland, expired on acquisition of the company and are excluded from the above deferred tax asset components. The Company has applied to the Finnish tax authorities for reinstatement

The following is a reconciliation of income taxes, calculated at the effective US federal income tax rate of 38%, to the income tax benefit (provision) included in the accompanying consolidated statements of operation for each of the three years:

	December 31, 2003	December 31, 2004	December 31, 2005
Income tax benefit at US rates	$10,013	$4,051	$5,937
Difference between US rate and rates applicable to subsidiaries in other jurisdictions	(1,792)	(753)	(1,390)
Surrender of taxable losses re UK R&D Tax Credits	—	(2,618)	(708)
Expenditure not deductible for tax purposes	(54)	(83)	(242)
Other	—	1,427	377
Valuation allowance on tax benefits	(8,172)	(2,180)	(3,995)
UK R&D tax credits	—	2,094	567
Income tax benefit/(provision)	$(5)	$1,938	$546

Since the Company’s utilization of these deferred tax assets is dependent on future profits, a valuation allowance equal to the net deferred tax assets has been provided following the criteria under SFAS 109 as it is considered more likely than not that such assets will not be realized.

4. PROPERTY, PLANT AND EQUIPMENT

	December 31, 2004	December 31, 2005
Plant, machinery and equipment	$13,714	$16,864
Furniture and fixtures	611	737
Leasehold improvements	3,464	3,547
	17,789	21,148
Accumulated depreciation	(14,082)	(15,880)
	$3,707	$5,268

Depreciation expense totaled $3,515 for the year ended December 31, 2003, $1,806 for the year ended December 31, 2004 and $1,876 for year ended December 31, 2005.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

5. GOODWILL AND INTANGIBLES

The Company performed its annual impairment review during the fourth quarter of 2003, 2004 and 2005. The carrying value of goodwill has been compared to its implied fair value by using the expected present value of future cash flows. No impairment of goodwill was recorded during the years ended December 31, 2003, 2004 and 2005.

	December 31, 2004	December 31, 2005
Goodwill	$789	$10,231

	December 31, 2004			December 31,2005			Weighted average
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net	amortization period in years
Intangibles
Customer contracts	$1,240	$(366)	$874	$1,390	$(595)	$795	3.13
Patent/developed technology	1,371	(573)	798	4,355	(1,285)	3,070	3.82
	$2,611	$(939)	$1,672	$5,745	$(1,880)	$3,865	3.65

Goodwill from business combinations represents the difference between the fair value of the identified net assets purchased and the purchase price. For each acquisition a detailed review is undertaken by management, which has primary responsibility, to estimate the fair values and remaining economic life for all material intangible assets. In addition to this review, independent experts may be used to estimate the fair value and remaining economic life of intangible assets. During 2005, 2004 and 2003 there were no unamortized intangible assets other than goodwill.

The estimated amortization expense for intangibles over the next five years is as follows:

For the year ended December 31,
2006	$1,059
2007	936
2008	928
2009	575
2010	322
Thereafter	45

The changes in the gross carrying value of goodwill for the year ended December 31, 2005, are as follows

Goodwill
Balance as of January 1, 2005	$789
Acquisitions:
ArelNet	7,011
Radionet	2,431
Balance as of December 31, 2005	$10,231

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

Amortization of intangible assets amounted to $172 for the year ended December 31, 2003, $723 for the year ended December 31, 2004 and $941 for the year ended December 31, 2005.

6. SHORT TERM INVESTMENTS

The following is a summary of held to maturity securities:

	Amortized Cost	Unrealized gains	Unrealized losses	Estimated fair value
December 31, 2004
US Government Securities	$—	$—	$—	$—
US Corporate Bonds	—	—	—	—
	$—	$—	$—	$—

December 31, 2005
US Government Securities	$5,511	$—	$(17)	$5,494
US Corporate Bonds	509	—	(1)	508
	$6,020	$—	$(18)	$6,002

All the above short term investments had maturities at December 31, 2005 of under one year.

7. INVENTORY

Inventory consists of the following:

	December 31, 2004	December 31, 2005
Purchased parts and materials	$8,679	$9,743
Work in progress	1,214	1,198
Finished goods and consumables	13,290	16,395
Inventory provision	(10,349)	(10,486)
	$12,834	$16,850

8. ACCOUNTS RECEIVABLE

Accounts receivable consists of:

	December 31, 2004	December 31, 2005
Amounts due within one year	$23,761	$27,867
Allowance for doubtful debts	(2,814)	(3,519)
	$20,947	$24,348

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

9. OTHER ACCRUED EXPENSES

	December 31, 2004	December 31, 2005
Warranty	$604	$410
Restructuring	660	1,486
Accrued Israeli severance pay	1,274	2,520
Other	8,811	8,697
	$11,349	$13,113

 10. ACCRUED RESTRUCTURING CHARGES

The Company has initiated several restructuring programs over the last four years to reduce operating expenses. The first of these was initiated in the third quarter of 2002, which resulted in a charge of $278. Included in this charge were costs related to the write off of tradeshow equipment and severance payments. A total of 19 employees were terminated as part of this program and all severance payments were made by the end of the second quarter of 2003.

In the second quarter of 2003, an additional restructuring program was initiated to further lower operating expenses. The cost incurred as part of this program was $298 arising from costs associated with facility closures and severance. A total of 30 employees were terminated as part of this program and all severance payments were made by December 31, 2003.

During the first quarter of 2004 we revised our original restructuring programs and initiated a new program to further reduce operating expenses. This program was completed by the end of the third quarter of 2004. The total cost incurred for this restructuring program was $413 related to termination costs for 21 employees. All of these employees had left the Company by December 31, 2004.

In addition to these programs two further restructuring programs were initiated.

In conjunction with the purchase of the Proximity business in 2003 the Company implemented its plan to relocate the Proximity business from Maidenhead, England and Sunrise, Florida to the Company’s facilities in Uxbridge, England and Boca Raton, Florida. The Company recorded acquisition-related restructuring charges of $520, in the fourth quarter of 2003, in connection with the relocation of the Proximity business. The accrued relocation costs were reduced during 2004 to $181. The adjustment formed part of the revised fair value adjustments of the Proximity acquisition. This relocation plan was completed by December 31, 2004.

In the fourth quarter of 2002 the decision was made to completely outsource all our manufacturing. As a result the Company recorded a $975 restructuring charge for the closure of its Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $368 was recognized as restructuring in the income statement in the fourth quarter of 2003 as the Company reassessed the ability to sublease the Riverside facility. During the second quarter of 2005, the Company recognized an additional restructuring charge of $1,150 for additional costs expected to be incurred related to certain facility charges in respect of buildings in the UK. The total amount expected to be incurred as a result of the closure of the Riverside facility is up to $2,493 of which $1,486 remains accrued as at December 31, 2005. All cash outflows in connection with this restructuring are expected to occur by the end of 2007.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

All charges have or will result in direct cash outlays. The restructuring charges and their utilization are summarized as follows:

	Balance at beginning of period	Restructuring charge	Accrued on acquisition	Utilized	Balance at end of period

Year ended December 31, 2005
One-time termination benefits	$—	$—	$—	$—	$—
Contract termination costs	599	1,150	—	(313)	1,436
Other associated costs	61	—	—	(11)	50
	$660	$1,150	$—	$(324)	$1,486

Year ended December 31, 2004
One-time termination benefits	$—	$413	$—	$(413)	$—
Contract termination costs	947	—	—	(348)	599
Other associated costs	592	—	(339)	(192)	61
	$1,539	$413	$(339)	$(953)	$660
Year ended December 31, 2003
One-time termination benefits	$79	$342	$—	$(421)	$—
Contract termination costs	825	397	—	(275)	947
Other associated costs	150	11	520	(89)	592
	$1,054	$750	$520	$(785)	$1,539

 11. COMMITMENTS

Airspan had capital commitments of $188 and $31 for the acquisition of property, plant and equipment at December 31, 2005 and 2004, respectively. The Company had commitments with its main sub contract manufacturers under various purchase orders and forecast arrangements, for a value of $37,256 and $21,147 at December 31, 2005 and 2004, respectively. All capital commitments and commitments with sub contract manufacturers existing at December 31, 2005 are expected to be completed during 2006.

Airspan Networks Inc. has entered into various operating lease agreements, primarily for office space, warehouse space and vehicles. Rent expense was $1,844 for the year ended December 31, 2003, $1,965 for the year ended December 31, 2004 and $1,774 for the year ended December 31, 2005.

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year as of December 31, 2005 are as follows:

Amounts due
2006	$1,750
2007	1,328
2008	1,066
2009	824
2010	186
Thereafter	-
$5,154

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

The Company had bank guarantees with its landlords and customers totaling $1,502 at December 31, 2004 and $3,119 at December 31, 2005. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. These pledges have been classified as restricted cash.

In addition to the guarantees mentioned above, the Company has issued a guarantee to Tekes, the main public funding organization for research and development in Finland. Tekes made loans to Radionet and this guarantee covers the repayment of the loan principal and interest. These loans total $1,392 at December 31, 2005, are recorded in long term debt and are described more fully in Note 17. This guarantee expires only when all loan and interest repayments have been made.

12. GEOGRAPHICAL INFORMATION

As a developer and supplier of broadband wireless equipment and other technologies, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. In 2005, the majority of the Company’s revenue was generated from products manufactured in the United Kingdom, Mexico, Israel and Finland, with additional revenue generated from sales of an original equipment manufacturer’s ("OEM") products.

An analysis of revenue by geographical market is given below:

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
United States	$930	$3,027	$7,722
Asia Pacific:
New Zealand	5,498	769	794
The rest of Asia Pacific	5,492	7,314	10,595
Europe	5,879	11,191	14,273
Africa and Middle East	8,305	1,859	5,242
South and Central America & Caribbean:
Mexico	—	66,317	62,792
The rest of South and Central America & Caribbean	4,547	4,170	9,548
	$30,651	$94,647	$110,966

Revenues are attributed to countries based on the destination of the equipments and services supplied.

In 2005, the Company received 73% of goods for resale from three suppliers - Racamtech Limited, Solectron International Distribution Inc. and Solectron Scotland Ltd. In 2004, the Company received 73% of goods for resale from two suppliers, Solectron International Distribution Inc and Solectron Scotland Ltd. In 2003, the Company received 79% of goods for resale from two suppliers, Flextronics International and Solectron Scotland Ltd.

During the year ended December 31, 2005, net loss before income tax was $15,623. The net loss before income taxes that related to operations in the United States was $1,892 and that from foreign operations was $13,731. During the same period the net loss was $15,077 of which a net loss of $13,185 arose from foreign operations.

During the year ended December 31, 2003 the Company had one customer accounting for 18% of revenue. For the year ended December 31, 2004 the Company had one customer whose revenue accounted for 70% of the year’s total. For the year ended December 31, 2005 the Company had one customer whose revenue was greater than 10% of the year’s total and such customer’s revenue accounted for 56% of the year’s total.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

Long lived assets by geographic region	December 31, 2004	December 31, 2005
Long-lived assets:
Property, plant and equipment, net:
United States	$97	$181
United Kingdom and Ireland	2,977	3,067
Israel	518	1,823
Rest of the world	115	197
	3,707	5,268
Goodwill and Intangible assets, net:
United States	789	789
Mexico	874	656
United Kingdom and Ireland	509	382
Finland		2,843
Israel	289	9,426
	2,461	14,096
Other non current assets and long term accounts receivable:
United States	—	—
United Kingdom and Ireland	305	—
Israel	1,216	2,400
	1,521	2,400
Total long-lived assets	$7,689	$21,764

Total assets, net:
United States	$55,703	$36,977
United Kingdom and Ireland	39,088	46,044
Mexico	12,008	6,318
Israel	7,624	25,403
Finland	—	3,815
Rest of the world	775	1,895
	$115,198	$120,452

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

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
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

Under the 1998, 2001 2003 and 2004 plans, the Compensation Committee is authorized to establish the terms of stock options. Under the 1998 plan, the exercise price of all incentive stock options must be at least equal to the fair market value of our common stock on the date of the grant and the exercise price of all non-statutory options may be equal to, more than, or less than 100% of the fair market value of our common stock on the date of the grant. Under the 2001, 2003 and 2004 plans, the exercise price of each option may be equal to, more than, or less than 100% of fair market value of our common stock on the date of the grant. Employee stock options granted under all the plans generally vest over a four-year period and expire on the tenth anniversary of their issuance. The total number of options granted to employees under the plans was 277,800 in 2003, 616,450 in 2004 and 1,108,500 in 2005. Also issued to employees in 2005 were 100,000 restricted stock shares. The restriction on this stock is lifted on the basis of 25% after 18 months from grant, 25% after 30 months from grant and 50% after 48 months from grant.

Under the plans described above, the Company also granted non-qualified common stock options to directors under various discrete option agreements. The number of non-qualified options granted to directors was 120,000, 125,000 and 120,000 in 2003, 2004 and 2005, respectively.

The Company has a full recourse note receivable from a director relating to the exercise of stock options in the amount of $87 outstanding at December 31, 2004 and 2005. Such options may be exercised for the issuance of restricted stock to the extent such options are not vested. Restrictions on such stock would lapse over the same four-year vesting schedule as the underlying option. In the event of termination, the Company has a repurchase right determined at the original exercise price.

At December 31, 2005 the Company had reserved 3,080,663 of its Common Stock for purchase upon exercise of options to be granted in the future.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

The following table sets forth the activity for all common stock options:

	Number of Shares	Weighted average exercise price
Outstanding, January 1, 2003	5,476,953	$2.67
Granted	397,800	2.30
Forfeited	(139,041)	2.25
Exercised	(244,765)	0.53
Outstanding, December 31, 2003	5,490,947	$2.74
Granted	741,450	5.03
Forfeited	(119,315)	3.43
Exercised	(1,118,462)	1.40
Outstanding, December 31, 2004	4,994,620	$3.37
Granted	1,228,500	4.77
Forfeited	(48,051)	3.47
Exercised	(883,390)	1.51
Outstanding, December 31, 2005	5,291,679	$4.00

The following table sets forth stock options outstanding at December 31, 2005:

	Outstanding options	Weighted average		Exercisable options	Weighted average
	Number	Exercise price	Remaining contractual life in years	Number	Exercise price
Exercise Price ranges
$0.30-0.45	557,775	$0.43	5.99	397,475	$0.42
0.49-1.83	695,465	1.17	5.90	592,548	1.28
1.85-2.86	607,285	2.54	5.87	568,928	2.57
2.89-4.12	694,541	3.79	7.98	171,092	3.38
4.22-4.37	132,500	4.37	8.58	83,667	4.37
4.38	558,030	4.38	5.10	558,030	4.38
4.55-5.08	1,011,472	5.00	9.04	230,747	5.05
5.14-6.00	745,279	5.81	6.78	287,032	5.90
6.13-9.60	119,332	8.12	5.07	105,167	8.38
15.00	170,000	15.00	4.58	170,000	15.00
Total	5,291,679	$4.00	6.82	3,164,685	$3.81

In 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“ESPP”), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. On January 30, 2004 the Board of Directors authorized an increase to 3,000,000 shares from 1,000,000 shares of common stock reserved for issuance under the ESPP. On August 1, 2003, the Company issued 531,164 shares at $0.697 per share to employees participating in the ESPP. On August 1, 2004, the Company issued 211,754 shares at $1.76 per share to employees participating in the ESPP. On August 1, 2005, the Company issued 130,630 shares at $3.715 per share to employees participating in the ESPP. As of December 31, 2005, there were 1,694,947 shares of common stock reserved for issuance under the ESPP. Further offerings shall commence on each subsequent August 1 and shall last for a period of one year, and the final offering under this Plan shall commence on August 1, 2008 and terminate on July 31, 2009.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

The following table summarizes the total number of shares of common stock that were reserved for issuance as of December 31, 2005:

Plan reserved under	Number of shares
2000 Employee Stock Purchase Plan	1,694,947
1998, 2001, 2003 and 2004 Stock Option plans — options still to be granted	3,080,663
— options outstanding	5,291,679
10,067,289

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

14. NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Net loss attributable to common stockholders per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year ended December 31, 2003	Year ended December 31, 2004	Year ended December 31, 2005
Numerator:
Net loss	$(29,455)	$(9,975)	$(15,077)

Deemed dividend associated with beneficial conversion of preferred stock	—	(10,439)	—

Net loss attributable to common stockholders	$(29,455)	$(20,414)	$(15,077)
Denominator - basic and diluted:
Weighted average common shares outstanding	35,073,315	36,441,932	38,736,939

Net loss attributable to common stockholders per share — basic and diluted:	$(0.84)	$(0.56)	$(0.39)

There were 5,490,947 stock options outstanding at December 31, 2003, 4,994,620 stock options outstanding at December 31, 2004 and 5,291,679 options outstanding at December 31, 2005 that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method for stock options. The convertible preferred stock referred to in Note 15 was also excluded from the computation of diluted net loss per share as its effect was antidilutive. 100,000 nonvested shares of restricted stock were excluded from the computation of diluted net loss per share as their effect was antidilutive.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

15. CONVERTIBLE PREFERRED STOCK

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

As a result of the discount to fair market value at the commitment date, the Company recognized the intrinsic value of the embedded beneficial conversion feature relating to the issuance of the Preferred Stock of $10.4 million as a deemed dividend to preferred stockholders. The Preferred Stock was immediately convertible to common stock on the date of issue and, as a result, the embedded beneficial conversion feature was immediately debited to “Accumulated deficit” in the third quarter 2004, reflected as a “Deemed dividend to preferred stockholders associated with beneficial conversion of preferred stock” and credited to “Additional paid in capital”.

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

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

16. RELATED PARTY TRANSACTIONS

On April 27, 1999, Mr. Stonestrom, the Company’s President and Chief Executive Officer, incurred $130 of indebtedness to the Company in connection with the purchase of five hundred thousand shares of the Company’s common stock. During the year 2004, Mr Stonestrom repaid $43 leaving indebtedness at December 31, 2005 of $87. No interest is due on the debt.

17. LONG-TERM DEBT

Long-term debt consists of:
	December 31, 2004	December 31, 2005
Finnish Funding Agency for Technology and Innovation (“Tekes”)	—	$1,392
Less current portion		(96)
	—	$1,296

On November 9, 2005 the Company completed its acquisition of Radionet Oy, Ltd. The Company assumed from Radionet four loans with Tekes, the main public funding organization for research and development in Finland. These loans are to be repaid over the next five years in varying amounts through five annual installments made in December of each year. These loans all accrue interest at 3% per annum, payable annually once repayment of the loan principal has commenced.

Long term debt maturities at December 31, 2005 are as follows:

2006	$96
2007	276
2008	521
2009	425
2010	74
$1,392

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS – (Continued)
(in thousands, except for share and per share data)

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

 The following table represents the Company’s consolidated results for each of the most recent eight quarters up to and including the quarter ending December 31, 2005. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements. In the opinion of management, all necessary material adjustments have been included to present fairly the unaudited quarterly results when read in conjunction with the Company’s audited financial statements and related notes.

	Quarter Ended
	Apr. 4, 2004	July 4, 2004	Oct. 3, 2004	Dec. 31, 2004	Apr. 3, 2005	July 3, 2005	Oct. 2, 2005	Dec. 31, 2005
	($ in thousands, except per share data)
Consolidated statement of operations data:
Revenue	$12,420	$18,252	$26,452	$37,523	$22,218	$20,309	$30,545	$37,894
Cost of revenue	8,693	12,182	19,393	26,975	15,362	14,887	21,462	27,756
Gross profit /(loss)	3,727	6,070	7,059	10,548	6,856	5,422	9,083	10,138
Operating expenses:
Research and development	5,046	4,743	4,495	4,510	4,598	5,062	5,398	6,099
Sales and marketing	2,560	2,752	2,782	2,919	2,572	2,675	2,858	3,359
Bad debt reserve	—	300	249	—	316	179	307	313
General and administration	2,051	2,828	3,342	2,821	2,827	2,996	3,223	3,636
Amortization of intangibles	246	158	175	144	128	128	337	349
Restructuring provision	—	397	16	—	—	1,150	—	—
Total operating expense	9,903	11,178	11,059	10,394	10,441	12,190	12,123	13,756
(Loss) /profit from operations	(6,176)	(5,108)	(4,000)	154	(3,585)	(6,768)	(3,040)	(3,618)
Other income/(expense):
Interest expense	—	—	—	—	—	—	—	(9)
Interest and other income	807	686	591	1,133	676	47	345	329
(Loss) /profit before income taxes	(5,369)	(4,422)	(3,409)	1,287	(2,909)	(6,721)	(2,695)	(3,298)
Income tax (charge)/credit	(16)	14	(48)	1,988	—	(5)	567	(16)

Net (loss)/profit	(5,385)	(4,408)	(3,457)	3,275	(2,909)	(6,726)	(2,128)	(3,314)
Deemed dividend associated with beneficial conversion of preferred stock	—	—	(10,439)	—	—	—	—	—
Net (loss)/profit attributable to common stockholders	$(5,385)	$(4,408)	$(13,896)	$3,275	$(2,909)	$(6,726)	$(2,128)	$(3,314)
Net (loss)/profit attributable to common stockholders per share - basic (1)	$(0.15)	$(0.12)	$(0.38)	$0.07	$(0.08)	$(0.17)	$(0.05)	$(0.08)
Net (loss)/profit attributable to common stockholders per share - diluted	$(0.15)	$(0.12)	$(0.38)	$0.07	$(0.08)	$(0.17)	$(0.05)	$(0.08)

(1)
In accordance with EITF 03-6 Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, the Series "A" Preferred Stock have been included in the computation of basic earnings per share for the fourth quarter 2004.

(2)	Cost of revenue for fiscal 2005 includes an approximate $0.5 million write off in the fourth quarter of 2005 in connection with inventory shortages that were identified in the physical inventory count

Financial Statement Schedules

Schedule II

	Airspan Networks Inc. Valuation and Qualifying Accounts
		Additions		Deductions
	Balance at beginning of period	Charged to expenses	Written back to provision	Credit to expenses	Charged against provision	Balance at end of period
	(in thousands of US Dollars)
Allowance for doubtful debts:
Year ended December 31, 2005	$2,814	$1,462	$223	$(347)	$(633)	$3,519
Year ended December 31, 2004	5,207	985	—	(436)	(2,942)	2,814
Year ended December 31, 2003	4,531	1,212	—	(266)	(270)	5,207

II-1