Form 10-Q
period 2006-04-02
AIRSPAN NETWORKS INC
filed 2006-05-12
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-31031

AIRSPAN NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Washington	75-2743995
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

777 Yamato Road, Suite 105 Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

561-893-8670
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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2006
Common Stock, $.0003 par value per share	40,032,389 shares

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
AIRSPAN NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except for share and per share data)

	December 31,	April 2,
	2005 (1)	2006
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$44,140	$23,691
Restricted cash	2,290	6,135
Short term investments	6,020	8,088
Accounts receivable, less allowance for doubtful accounts of $3,519 at December 31, 2005 and $3,922 at April 2, 2006	24,348	19,911
Unbilled accounts receivable	273	501
Inventory	16,850	22,529
Prepaid expenses and other current assets	3,722	8,164
Total Current Assets	97,643	89,019
Property, plant and equipment, net	5,268	5,612
Goodwill	10,231	10,231
Intangible assets, net	3,865	3,590
Other non-current assets	3,445	3,447
Total Assets	$120,452	$111,899
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$24,678	$18,358
Accrued taxes	1,156	648
Deferred revenue	1,514	5,608
Customer advances	13,935	15,637
Other accrued expenses	13,113	12,967
Current portion of long term debt	96	-
Total Current Liabilities	54,492	53,218

Non Current Liabilities
Long term debt	1,296	1,426
Accrued interest on long term debt	53	101
Total non current liabilities	1,349	1,527

Commitments	—	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 74,200 shares authorized at December 31, 2005 and April 2, 2006: 73,000 issued at December 31, 2005 and April 2, 2006	—	—
Common stock, $0.0003 par value; 100,000,000 shares authorized at December 31, 2005 and April 2, 2006: 39,768,271 issued at December 31, 2005 and 40,003,331 issued at April 2, 2006	12	12
Note receivable - stockholder	(87)	(87)
Additional paid in capital	267,426	268,126
Accumulated other comprehensive income	(130)	—
Accumulated deficit	(202,610)	(210,897)
Total Stockholders’ Equity	64,611	57,154
Total Liabilities and Stockholders’ Equity	$120,452	$111,899

(1)	Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements

AIRSPAN NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share and per share data)

	Quarter Ended
	April 3, 2005	April 2, 2006
	(unaudited)
Revenue	$22,218	$23,800
Cost of revenue	(15,362)	(17,362)
Gross profit	6,856	6,438
Operating expenses:
Research and development	4,598	6,110
Sales and marketing	2,572	4,505
Bad debt provision	316	536
General and administrative	2,827	3,762
Amortization of intangibles	128	275
Total operating expenses	10,441	15,188
Loss from operations	(3,585)	(8,750)
Interest expense	—	(12)
Interest and other income	676	191
Loss before income taxes	(2,909)	(8,571)
Income tax charge/(credit)	—	(284)
Net loss	$(2,909)	$(8,287)
Net loss per share - basic and diluted	$(0.08)	$(0.21)
Weighted average shares outstanding- basic and diluted	37,880,759	39,733,291

The accompanying notes are an integral part of these condensed consolidated financial statements

AIRSPAN NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year-to-date
	April 3, 2005	April 2, 2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,909)	$(8,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	535	622
401K plan common stock distribution	—	20
Stock compensation	—	603
Change in operating assets and liabilities:
Decrease in receivables	6,140	4,437
Increase in inventories	(640)	(5,679)
Increase in other current assets	(1,788)	(4,540)
Decrease in accounts payable	(10,958)	(6,320)
Increase in deferred revenue	17	4,094
Increase/(decrease) in customer advances	(3,294)	1,702
Decrease in accrued expenses	(2,043)	(572)
Decrease in long-term accounts receivable	8	—
Increase in other non current assets	(49)	(2)
Restricted cash movement	(194)	(3,845)
Net cash from/(used in) operating activities	(15,175)	(17,767)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(247)	(691)
Purchase of investment securities	—	(8,961)
Proceeds from sale of investments securities	—	6,893
Net cash used in investing activities	(247)	(2,759)
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options	550	77
Net cash from financing activities	550	77
Decrease in cash and cash equivalents	(14,872)	(20,449)
Cash and cash equivalents, beginning of period	66,296	44,140
Cash and cash equivalents, end of period	$51,424	$23,691

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Taxes paid	$—	$3

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

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date included in our Form 10-K for the year ended December 31, 2005 but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

All notes to the condensed consolidated financial statements are shown in thousands, except for share and per share data.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year presentations. These reclassifications are between restricted cash and other non current assets for guarantees in the amount of $1,045 that have maturities greater than one year.

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

CONTINGENCIES

Warranty

We provide a limited warranty for periods, usually ranging from twelve to twenty-four months, to all purchasers of our new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and other relevant factors. Management believes that the amounts provided for are sufficient for all future warranty costs on equipment sold through April 2, 2006 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in our product warranty liabilities was as follows for the three months ended April 2, 2006.

	Balance at beginning of period	Accrual for warranties issued during the period	Changes in accruals related to pre-existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period
Three months ended April 2 2006
Product warranty liability	$410	$318	$12	$(196)	$544

Other guarantees

We had delivered to our landlords and customers bank guarantees aggregating to $3,119 at December 31, 2005 and $5,722 at April 2, 2006. The increase in other guarantees during the quarter occurred primarily as a result of new guarantees being issued to two of our key customers - Yozan and Axtel - to support the performance under our contracts with these customers and a bid to supply new equipment. We are also contractually required to issue an additional bank guarantee in the amount of $1,097 to Yozan to secure performance under the contract. The foregoing figures represent the maximum potential amount of future payments we could be required to make under these guarantees. The guarantees secure our payment or performance obligations under contracts. We have pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. Where the cash has been pledged for guarantees that expire in less than one year, we have classified these pledges as restricted cash ($4,650 in aggregate). Where the guarantees have maturities greater than one year, the cash pledged as collateral has been classified as Other non-current assets ($1,056) (see further the section on Liquidity and Capital Resources below for an explanation of restricted cash). We have not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote. These guarantees will all expire before the end of 2010, with the majority expiring by the first quarter of 2007.

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

This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but allowed the Section 11 claim to proceed. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions. In her Opinion, Judge Scheindlin noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Judge Scheindlin determined that the class period for Section 11 claims is the period between the IPO and the date that unregistered shares entered the market. Judge Scheindlin also ruled that a proper class representative of a Section 11 class must (1) have purchased shares during the appropriate class period; and (2) have either sold the shares at a price below the offering price or held the shares until the time of suit. In two of the six cases, the class representatives did not meet the above criteria and therefore, the Section 11 cases were not certified. The Underwriter Defendants sought to appeal the class certification decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the Airspan case.

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

Airspan has approved a settlement agreement and related agreements which set forth the terms of a settlement between Airspan, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. Airspan would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. However, if it is finally approved, then the maximum amount that the issuers’ insurers will be potentially liable for is $575 million. It is anticipated that any potential financial obligation of Airspan to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Airspan. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Airspan’s insurance carriers should arise, Airspan’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase settlement is finally approved, Airspan’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding those and other objections to the settlement at a fairness hearing on March 24, 2006, but has not yet issued a ruling. There is no assurance that the court will grant final approval to the settlement. If the settlement agreement is not approved and Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

REVENUE RECOGNITION

We recognize revenue when all of the following conditions are met:

•	an arrangement exists with the customer;

•	delivery has occurred or services have been rendered;

•	the price for the product or service is fixed or determinable; and

•	collection of the receivable is reasonably assured.

Management must apply significant estimates and judgment in determining how to apply the current accounting standards and interpretations related to revenue recognition. If these estimates are significantly different from actual results, our revenue could be impacted.

There were no acquisitions or material changes in the mix of products or services sold in the first quarter of 2006 that would have required us to make any changes to our revenue recognition policy.

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

STOCK COMPENSATION

At April 2, 2006, we had three stock option plans, the 2004 Omnibus Equity Compensation plan and the 2000 Employee Stock Purchase Plan (“ESPP”). Awards under the 2004 Omnibus Equity Compensation Plan may be made to participants in the form Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Awards, Performance Shares, Other Stock-Based Awards and others forms of equity based compensation as may be provided and are permissible under this Plan and the law. Employee stock options granted under all the plans generally vest over a four-year period and expire on the tenth anniversary of their issuance. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified performance conditions or the passage of time. Awards of restricted stock that vest only by the passage of time will vest fully four years after the date of grant. At April 2, 2006, the Company had 2,507,256 shares of its common stock available for future awards under the stock option plans and 1,694,947 shares available for future issuance under the ESPP.

Prior to January 1, 2006, we accounted for awards issued under these plans under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations. In all periods shown prior to January 1, 2006, we valued stock-based employee compensation using the intrinsic value method. In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment. This Statement eliminates the use of the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

We adopted SFAS 123(R) as of January 1, 2006, the first day of the fiscal year 2006 using the modified prospective transition method. Our consolidated financial statements as of and for the first quarter of fiscal 2006 reflect the impact of SFAS 123(R). The consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The adoption of this statement has resulted in higher reported operating expenses for the first quarter of 2006 and will result in higher reported operating expenses in our future financial statements. Share-based compensation expense recognized under SFAS 123(R) for the first quarter of fiscal 2006 was $623.

The following table summarizes share-based compensation expense under SFAS 123(R) for the three months ended April 2, 2006 and under APB 25 for the three months ended April 3, 2005, which was allocated as follows (in thousands):

	Quarter Ended	Quarter Ended
	April 3,	April 2,
	2005	2006
Research and development	$8	$261
Sales and marketing	10	211
General and administrative	38	129
Stock-based compensation expense included in operating expense	56	601
Cost of sales	—	22
Total stock-based compensation	$56	$623

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in our consolidated statement of operations over the requisite service periods. Share-based compensation expense recognized in our consolidated statement of operations for the first quarter of fiscal 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based awards is recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

To calculate option-based compensation under SFAS 123(R), we used the Black-Scholes option-pricing model, which we had previously used for valuation of option-based awards for the pro forma information required under SFAS 123 for periods prior to fiscal 2006. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

All options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. There was no stock-based compensation cost reflected in net income in 2005 related to these stock option plans. In the first quarter of 2006, we recognized stock-based compensation costs in net income related to these stock option plans of $517.

The summary of the changes in stock options outstanding under the Company’s stock based compensation plans during the quarter ended April 2, 2006 is presented below:

	Quarter Ended April 2, 2006
	Number of Shares	Weighted-Average Exercise Price
Options:
Outstanding at beginning of period	5,291,679	$4.00
Granted	443,000	$6.15
Forfeited	(27,855)	$4.08
Exercised	(195,060)	$2.11
Outstanding at end of period	5,511,764	$4.24
Exercisable at end of period	3,270,419	$3.86

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of April 2, 2006:

	Outstanding options			Exercisable options
		Weighted average		Weighted average
			Remaining
		Exercise	contractual life in		Exercise
Exercise Price ranges	Number	price	years	Number	price

$0.30-0.49	635,733	$0.44	5.90	468,282	$0.43
0.54-1.95	580,881	1.46	5.36	574,646	1.47
2.00-2.89	629,443	2.65	5.95	526,675	2.65
3.00-4.37	672,928	4.07	7.84	328,643	4.01
4.375-4.58	569,280	4.38	5.04	543,577	4.38
4.59-5.08	948,074	5.01	8.79	244,592	5.06
5.14-6.00	743,779	5.81	6.51	307,629	5.88
6.10-7.50	513,313	5.28	9.19	58,042	7.73
9.60	48,333	9.60	4.20	48,333	9.60
15.00	170,000	15.00	4.33	170,000	15.00
Total	5,511,764	$4.24	6.82	3,270,419	$3.86

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

As of April 2, 2006, the weighted average remaining contractual life of options exercisable was 5.68 years and their aggregate intrinsic value was $11,032. The total intrinsic value of options exercised during the quarter ended April 2, 2006 was $844. Cash received from stock option exercises for the quarter ended April 2, 2006 was $77. Because the Company maintained a full valuation allowance on its deferred tax assets, the Company did not recognize any tax benefit related to stock based compensation expense for the quarter ended April 2, 2006.

On January 27, 2006, a total of 40,000 restricted shares were granted to employees, all of which vest based on time. A total expense of $10 was recorded for the quarter related to the shares. The summary of the changes in restricted stock outstanding during the quarter ended April 2, 2006 is presented below:

	Quarter Ended
	April 2, 2006
		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested balance at beginning of period	100,000	$4.12
Granted	40,000	$6.15
Forfeited	—	$—
Vested	—	$—
Nonvested balance at end of period	140,000	$4.70

As of April 2, 2006, the Company had $5,122 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 2.98 years. Also, as of April 2, 2006, the Company had $460 of total unrecognized compensation expense related to restricted stock awards that will be recognized over the weighted average period of 3.5 years. A total of 140,000 nonvested restricted shares will vest based on passage of time and an additional 120,000 will be issued in 2007 if certain performance conditions are achieved.

Under our ESPP, eligible employees may purchase shares of common stock through payroll deductions. There were no shares issued under the ESPP during the quarter ended April 2, 2006. During the quarter, 2,978 shares were deposited into U.S. employee’s 401K retirement plans.

Pro Forma Share-Based Compensation under SFAS 123 for Fiscal 2005

Had (i) compensation expense for our stock option plans and employee stock purchase plan been determined based on the Black-Scholes valuation method; and (ii) the fair value at the grant date for awards in the first quarter of fiscal 2005 been determined consistent with the provisions of SFAS 123, “Accounting for Stock Based Compensation” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” our net loss and net loss per share for the first quarter of fiscal 2005 would have changed by the pro forma amounts indicated below (in thousands, except per share data):

Quarter Ended April 3, 2005
Net loss applicable to common stockholders — as reported	$(2,909)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(568)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	56
Net loss applicable to common stockholders — pro forma	$(3,421)

Basic and diluted net loss per share — as reported	$(0.08)
Basic and diluted net loss per share — pro forma	$(0.09)

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R) and SFAS 123

The weighted average fair value of each restricted stock share granted under our equity compensation plans for the first quarter of fiscal 2005 was $4.12 and for the first quarter of 2006 was $6.15. The fair value of each restricted stock award is estimated on the date of grant using the intrinsic value method.

The weighted average fair value of each option granted for the first quarter of fiscal 2005 and the first quarter of fiscal 2006 was $2.65 and $4.00, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model, with the following weighted average assumptions for the first quarter of fiscal 2005 and the first quarter of fiscal 2006:

	Quarter Ended
	April 3,	April 2,
	2005	2006
Expected volatility	86%	75%
Risk-free interest rate	3.73%	4.62%
Expected life (years)	4	5
Expected dividend yield	0%	0%

Assumptions for Option-Based Awards under SFAS 123(R)

The expected volatility is determined based on historical price changes of our common stock over a period of time which approximates the expected option term.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options.

The expected term of options is estimated based on historical data of the Company regarding exercise behavior.
The dividend yield assumption is based on our history and expectation of no dividend payouts.

As share-based compensation expense recognized in the consolidated statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on our historical experience.

Assumptions for option-based awards under SFAS 123

Prior to the first quarter of fiscal 2006, we used historical volatility of our stock price in determining expected volatility. The risk-free interest rate was based upon assumption of interest rates appropriate for the term of our employee stock options. The dividend yield assumption was based on our history and expectation of dividend payouts. Forfeitures prior to the first quarter of fiscal 2006 were accounted for as they occurred.

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

INVENTORY

Inventory consists of the following:

	December 31,	April 2,
	2005	2006
		(unaudited)
Purchased parts and materials	$9,743	$8,477
Work in progress	1,198	1,262
Finished goods and consumables	16,395	22,671
Inventory provision	(10,486)	(9,881)
	$16,850	$22,529

ACCRUED RESTRUCTURING CHARGES

In the fourth quarter of 2002, the decision was made to completely outsource all of our manufacturing. As a result, the Company recorded a $1.0 million restructuring charge for the closure of its Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $0.4 million was recognized as restructuring in the income statement in the fourth quarter of 2003 as the Company reassessed the ability to sublease the Riverside facility. During the second quarter of 2005, the Company recognized an additional restructuring charge of $1.2 million for additional costs expected to be incurred related to certain facility charges in respect of buildings in the UK. The total amount expected to be incurred as a result of the closure of the Riverside facility is up to $2.5 million, of which $1.5 million remained accrued as at December 31, 2005 and $1.4 million as at April 2, 2006. Included in this accrual is the estimated cost to repair “dilapidations” at our Riverside facility. The final cost of these dilapidations will depend on the lessor’s intended use for this facility. Currently, the lessor expects us to refurbish the facility, and accordingly, we have accrued the total cost of this refurbishment. However, if the lessor should subsequently decide to demolish the building and completely rebuild on this site, our costs will be materially lower. All cash outflows in connection with this restructuring are expected to occur by the end of 2007.

The restructuring charges and their utilization are summarized as follows:

	Balance at			Balance
	beginning of	Restructuring		at end of
	period	charge	Utilized	period
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Three months ended April 2, 2006
Contract termination costs	$1,436	$—	$(78)	$1,358
Other associated costs	50	—	(3)	47
	$1,486	$—	$(81)	$1,405

Year ended December 31, 2005	(audited)			(audited)
Contract termination costs	$599	$1,150	$(313)	$1,436
Other associated costs	61	—	(11)	50
	$660	$1,150	$(324)	$1,486

All charges will result in direct cash outlays.

GEOGRAPHIC INFORMATION

As a developer and supplier of fixed wireless communications access systems and solutions, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. The majority of the Company’s revenue is generated from products manufactured in the United Kingdom, Mexico, Israel and Finland, with additional revenue generated from sales of original equipment manufacturer’s (OEM) products.

AIRSPAN NETWORKS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

An analysis of revenue by geographical market is given below:

	Quarter Ended
	April 3,	April 2,
	2005	2006
	(unaudited)
USA and Canada	$1,199	$1,927
Asia	1,769	2,603
Europe	2,217	4,245
Africa and the Middle East	1,414	939
Latin America and Caribbean	15,619	14,086
	$22,218	$23,800

COMPREHENSIVE LOSS

Total comprehensive loss was $3,327 for the quarter ended April 3, 2005 and $8,287 for the quarter ended April 2, 2006 comprising:

	Quarter Ended
	April 3,	April 2,
	2005	2006
	(unaudited)
Net loss attributable to common stockholders	$(2,909)	$(8,287)
Other comprehensive loss:
Movement in the fair value of cash flow hedges
- reclassification of adjustment for gains realized in net loss	(418)	—
Comprehensive loss	$(3,327)	$(8,287)

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

	Quarter Ended
	April 3,	April 2,
	2005	2006
	(unaudited)
Numerator:
Net loss attributable to common stockholders	$(2,909)	$(8,287)
Denominator:
Weighted average common shares outstanding basic and diluted	37,880,759	39,733,291
Net loss attributable to common stockholders per share- basic and diluted	$(0.08)	$(0.21)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO. EXCEPT FOR HISTORICAL MATTERS CONTAINED HEREIN, STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING AND ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “TO”, “PLAN”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTEND”, “COULD”, “WOULD”, “ESTIMATE”, OR “CONTINUE” OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS AND OTHERS ARE CAUTIONED THAT A VARIETY OF FACTORS, INCLUDING CERTAIN RISKS, MAY AFFECT OUR BUSINESS AND CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. THESE RISK FACTORS INCLUDE, WITHOUT LIMITATION, (I) A SLOWDOWN OF EXPENDITURES BY COMMUNICATION SERVICE PROVIDERS; (II) INCREASED COMPETITION FROM ALTERNATIVE COMMUNICATION SYSTEMS; (III) THE FAILURE OF OUR EXISTING OR PROSPECTIVE CUSTOMERS TO PURCHASE PRODUCTS AS PROJECTED; (IV) OUR INABILITY TO SUCCESSFULLY IMPLEMENT COST REDUCTION OR CONTAINMENT PROGRAMS; (V) A LOSS OF ANY OF OUR KEY CUSTOMERS; (VI) OUR ABILITY TO RETAIN AXTEL, S.A. DE CV (“AXTEL”) AND YOZAN INC. (“YOZAN”) AS OUR LARGEST CUSTOMERS; AND (VII) POSSIBLE INFRINGEMENT OF THIRD PARTY TECHNOLOGIES WHICH MAY RESULT IN LAWSUITS THAT COULD BE COSTLY TO DEFEND AND PROHIBIT US FROM SELLING OUR PRODUCTS. THE COMPANY IS ALSO SUBJECT TO THE RISKS AND UNCERTAINTIES DESCRIBED IN ITS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005.

COMPARISON OF THE QUARTER ENDED APRIL 2, 2006 TO THE QUARTER ENDED APRIL 3, 2005

Revenue

Revenue totaled $23.8 million for the quarter ended April 2, 2006 representing a 7% increase from the $22.2 million reported for the quarter ended April 3, 2005. The increase in revenues was primarily attributable to an increase in sales of our WiMAX and WipLL products and the introduction of our AS.Tone and AS.NET products in 2005. Revenue generated from these increased sales and product introductions was partially offset by declines in sales of our Proximity products.

More specifically, in the quarter, we shipped more than $5.5 million to Yozan for Japan’s first WiMAX network. All revenues related to the Yozan supply agreement have been deferred pending customer acceptance on a portion of the equipment deliveries and establishment of fair values in accordance with generally accepted accounting principles for the recently-announced 16eUSB WiMAX device development agreement. More than $5 million of WiMAX orders were received from a Western European operator for immediate roll-out, and more than $1 million of product was delivered and revenues booked in the first quarter. The balance is expected to be delivered by the end of June 2006. Nordic LAN & WAN, an existing WipLL customer, placed an order for a WiMAX network in Finland. Several significant orders were placed by large operators in Latin America, North America and Asia for the new MicroMAX-SOC product, which is a low-cost, high-performance WiMAX base station packaged in the WipLL form factor. In total, more than 30 operators purchased WiMAX products in the quarter.

WipLL sales continued to show strength in the first quarter, particularly in North America, where we experienced more than 50% growth year over year through sales by our seven systems integrators. During the quarter, we signed a $10 million expansion contract with Tulip India. We also received significant expansion orders from existing WipLL customers in Colombia and Eastern Europe. Axtel continued to take shipments of Proximity, but at lower volumes than the first quarter of 2005, and also placed new orders running into the third quarter, as lines in service at the end of the first quarter of 2006 exceeded 648,000, up from 490,000 at the end of the same period in 2005. We had our first full quarter of AS.NET shipments, and delivered products to more than 30 customers worldwide. Customers in European and North American customers showed strong interest for these leading-edge 802.11 products.

Revenue for the first quarter of 2006 was 37% lower than revenue recorded for the fourth quarter of 2005, primarily due to reduced sales of our Proximity product to Axtel, our largest customer in 2005. We do not foresee a return to levels of Proximity sales we recorded in 2004 and 2005. During the first quarter 2006, revenue was derived from 179 customers in 84 countries. Geographically, 58% of our revenue was derived from customers in Latin America, 18% from Europe and 11% from Asia. Customers in North America and Africa and the Middle East accounted for 9% and 4% of revenues, respectively.

Cost of Revenue

Cost of revenue increased 13% to $17.4 million in the quarter ended April 2, 2006 from $15.4 million in the quarter ended April 3, 2005. The gross profit for the first quarter of 2006 was $6.4 million (27% of revenue) compared to a gross profit of $6.9 million (31% of revenue) for the first quarter of 2005 and compared to a gross profit for the fourth quarter of 2005 of $10.1 million (27% of revenue). The decrease in gross profit in the first quarter 2006 as compared to the first quarter 2005 was due to a number of factors, including lower margins on our Proximity products, the costs associated with the introduction of new WiMAX products to the market, the costs associated with the implementation of a number of new WiMAX contracts, and higher warranty provisions required as the result of new product introductions. These factors contributing to the decrease in gross profit were partially offset by above-average margins from our new AS.NET and AS.TONE products.

Research and Development Expenses

Research and development expenses increased 33% to $6.1 million in the quarter ended April 2, 2006 from $4.6 million in the quarter ended April 3, 2005. The expenses for the first quarter 2006 did not vary significantly from research and development expenses of $6.1 million incurred in the fourth quarter 2005. The year-over-year increase was due primarily to the increased investment in our WiMAX development plans and the inclusion in the first quarter 2006 of a full quarter of costs associated with ArelNet and Radionet research and development staff which became part of our consolidated operations in June 2005 and November 2005. Through our ArelNet and Radionet acquisitions, we added 30 and 11 engineers respectively. The development of our WiMAX products required a significant increase in our number of employees over the last year. By April 2, 2006, 45 of our 55 engineers in the United Kingdom and Israel were devoted to WiMAX projects, including some engineers who had been working previously on Proximity and AS.TONE products.

Sales and Marketing Expenses

Sales and marketing expenses increased 75% to $4.5 million in the quarter ended April 2, 2006 from $2.6 million in the quarter ended April 3, 2005. Sales and marketing expenses for the first quarter 2006 increased 34% relative to the $3.4 million of sales and marketing expenses incurred in the fourth quarter of 2005. The increases were attributable primarily to increased attendance at trade shows, as well as an increase in headcount and additional travel related costs.

Bad Debt Provision

In the first quarter 2006, we recorded bad debt provisions of $0.5 million relating to customer accounts for which management has determined that full recovery was unlikely. We recorded bad debt provisions of $0.3 million in the corresponding quarter of 2005.

General and Administrative Expenses

General and administrative expenses increased 33% to $3.8 million in the quarter ended April 2, 2006 from $2.8 million in the quarter ended April 3, 2005. The increase in these expenses is primarily due to an increase in audit, legal and professional expenditures, including an increase in costs related to internal control improvements, compliance with the Sarbanes Oxley Act of 2002 and costs associated with the completion of the 2005 year-end audit during the first quarter of 2006.

Amortization of Intangibles

We recorded amortization of intangibles expense of $0.3 million in the first quarter 2006 compared with amortization of intangibles expense of $0.1 million for the first quarter 2005. The increase in amortization expense is a result of our acquisition of intangible assets in connection with the ArelNet and Radionet acquisitions in June and November 2005, respectively. During the second quarter 2005, we acquired all of the outstanding equity of ArelNet and identified four intangible assets with a total value of $2.7 million. These assets will be amortized over their expected lives of up to five years. We acquired all of the outstanding equity of Radionet in November 2005 and identified two intangible assets with a total value of $0.4 million. These assets will be amortized over their expected lives of up to six years.

Interest Expense and Interest and Other Income

We had interest expense in the first quarter of 2006 of $12 thousand related to our assumption of two outstanding loans borrowed by Radionet from the Finnish Funding Agency for Technology and Innovation, (the “Tekes Loans”) compared to no interest expense for the first quarter of 2005. At April 2, 2006, the outstanding principal and accrued interest payable on the Tekes Loans was $1,426 million. Interest and other income decreased to $0.2 million for the quarter ended April 2, 2006 from $0.7 million for the quarter ended April 3, 2005. The decrease was due primarily to a lower foreign exchange gain of $0.2 million recorded in the first quarter of 2006 as compared to a foreign exchange gain of $0.4 million recorded in the comparable period of 2005. These lower foreign exchange gains were partially offset by higher interest income of $0.4 million in the first quarter of 2006 as compared to interest income of $0.3 million in the first quarter of 2005. The increase in interest income primarily resulted from higher interest rates earned on lower average cash balances. The foreign exchange gains are primarily a result of our settlement of certain currency hedging contracts we entered into to protect ourselves against a strengthening of the British pound against the US dollar.

Income Taxes

An income tax credit of $0.3 million was recorded in the quarter ended April 2, 2006, related to losses we incurred in 2004. This tax credit was obtained from the U.K tax authorities in lieu of carrying forward tax losses related to research and development costs. We are no longer eligible to receive tax credits from the U.K. taxing authorities in lieu of our carry-forward of tax losses and therefore do not expect any further credits.. There was no income tax credit in the corresponding quarter in 2005. We are subject to US franchise taxes resulting from business activities performed within certain states in the United States of America and income taxes in certain tax jurisdictions in which we do not have carryforward losses.

Net Loss Attributable to Common Stockholders

For the reasons described above, we incurred a net loss attributable to common stockholders of $8.3 million, or $(0.21) per share, in the quarter ended April 2, 2006, compared to a net loss attributable to common stockholders of $2.9 million, or $(0.08) per share, for the quarter ended April 3, 2005.

Other Comprehensive Loss

Other comprehensive loss for the quarter ended April 3, 2005 was $0.4 million from the unrealized loss on hedging contracts related to our UK expenses. Other comprehensive loss for the quarter ended April 2, 2006 was $0.0 million since the unrealized loss at April 2 was charged against income (see Item 3 for further discussion).

Share-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), “Shared-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, restricted stock, restricted stock units and participation in our employee stock purchase plan. Share-based compensation expense recognized in our consolidated statement of operations for the first quarter of fiscal 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

We estimate the fair value of stock options granted using the Black-Scholes option pricing method. This option pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.

We have elected to continue to use the straight-line single-option method. Stock-based compensation expense was $0.6 million and $0.1 million during the three months ended April 2, 2006 and April 3, 2005, respectively. Stock-based compensation expense is expected to be approximately $2.5 to $2.7 million for the full year 2006. This estimate is affected by assumptions regarding a number of complex and subjective variables.

Stock-based compensation expense recognized in the results of operations during the first quarter of fiscal 2006 was less than $0.1 million higher than the proforma amount determined under the fair value-based method and disclosed in accordance with SFAS 123 for the comparable prior year period. This small increase was primarily due to the amortization of previously unvested awards over the original vesting periods and higher fair value amounts attributed to the more recent awards. There were no modifications to existing awards or acceleration of vesting periods during fiscal 2005 or the first quarter of fiscal 2006. There was no significant change in our compensation strategy as a result of the implementation of FAS 123(R).

Refer to Note STOCK COMPENSATION to our unaudited consolidated financial statements above for more information on stock-based compensation.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private sales of convertible preferred stock, which have totaled $146.5 million (net of transaction expenses) and an initial public offering of common stock, which we completed on July 25, 2000. In the initial public offering, we issued 6,325,000 shares of common stock for approximately $86 million in cash (net of underwriting discounts, commissions and other expenses). In our September 2004 private sale of convertible preferred stock, we raised $29.2 million through the issuance of Series A preferred stock to Oak Investment Partners XI, Limited Partnership. In November 2004, we also raised $4.4 million through the sale of treasury stock that was acquired through a share buy back program completed in 2002. We have used the proceeds of the sales of securities to finance acquisitions, for working capital and for other general corporate purposes.

As of April 2, 2006, we had cash and cash equivalents of $23.7 million, short term investments of $8.1 million and $6.1 million of restricted cash. Restricted cash is held as collateral for landlords and customers and contributions from employees in respect of the Employee Share Purchase Plan. In the quarter, we reclassified $1.1 million of cash and cash equivalents as restricted cash because it will be pledged as collateral for a bank guarantee that we will be required to issue to Yozan. We also reclassified as Other non-current assets $1.1 million of cash that had previously been classified as cash and other cash equivalents, because it had been pledged as collateral with respect to bank guarantees that have a final maturity greater than one year. We do not have a line of credit or similar borrowing facility, nor do we have any material capital commitments. We may from time to time seek to obtain lines of credit and other borrowing facilities as we determine advisable.

Until we are able to generate cash from operations, if ever, we intend to use our existing cash resources to finance our operations and/or business combinations. We may also from time to time seek to take advantage of favorable trends in equity markets to raise additional capital. We believe we have sufficient cash resources to finance operations for at least the next twelve months.

For the three months ended April 2, 2006, we used $17.8 million of cash in operating activities compared with a cash outflow of $15.2 million for the three months ended April 3, 2005. The operating cash outflow for the first three months of 2006 was primarily a result of:

•	the net loss of $8.3 million;
•	a decrease in accounts payable of $6.3 million, primarily reflecting payments for inventories we had acquired for fourth quarter deliveries;
•	a $5.7 million increase in inventories, reflecting the build-up in anticipation of large shipments in the second quarter and larger amount of deferred revenue; and
•	an increase in prepaid expenses and other current assets of $4.5 million, arising mainly from VAT tax refunds in the U.K. not yet received as of the end of the quarter.
•	an increase in restricted cash held as collateral for customers

The cash outflow was partially offset by:

•	a decrease in accounts receivable of $4.4 million;
•	an increase in deferred revenue of $4.1 million; and
•	an increase in customer advances of $1.7 million;

Days sales outstanding increased to 57 days at the end of the first quarter 2006 from 55 at the end of the fourth quarter 2005, and compared to 59 days at the end of the first quarter 2005. Inventory turns were 3.1 at the end of the first quarter of 2006, compared with 6.6 for the fourth quarter 2005 and 4.6 turns for the first quarter of 2005. The reduction in turns is attributable to the inclusion of the cost related to deferred Yozan revenues in inventory, and the build up of inventories in anticipation of very high product deliveries forecast in the second quarter of 2006.

The net cash used in investing activities for the three months ended April 2, 2006 was $2.8 million, comprised of $2.1 million, net for the acquisition and sales of investment securities and $0.7 million for capital equipment purchases.

Our net cash inflow from financing activities for the three months ended April 2, 2006 was $0.1 million from the exercise of stock options.

We have no material commitments other than obligations on operating leases, repayment of principal and interest owed on the Tekes loans, foreign exchange contracts mentioned below and purchase commitments to our manufacturing subcontractors as at April 2, 2006. These purchase commitments totaled $39.6 million at April 2, 2006 and $17.4 million at April 3, 2005.

We have explored and may in the future explore and pursue other perceived opportunities to acquire wireless access and related businesses. We may seek to acquire such businesses through a variety of different legal structures and may utilize cash, common stock, preferred stock, other securities or some combination thereof to finance the acquisition. In connection with such activities, we are subject to a variety of risks, a number of which are described further in the Company’s Form 10-K for the fiscal year ended December 31, 2005. There can be no assurances that our efforts to acquire other businesses will be successful.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of April 2, 2006 and December 31, 2005, we had cash, cash equivalents, short term investments and restricted cash of $37.9 million and $52.5 million, respectively. These amounts consisted of highly liquid investments, with more than 75% having purchase to maturity terms of less than 90 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from April 2, 2006 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

For the three months ended April 2, 2006, 85% of our sales were denominated in U.S. dollars, 12% were denominated in euro and 3% were denominated in Australian dollars. Comparatively, for the three months ended April 3, 2005, 96% of our sales were denominated in U.S. dollars, 2% were denominated in euro and 2% were denominated in Australian dollars. Our total euro denominated sales for the three months ended April 2, 2006 were $2.8 million, which were recorded at an average exchange rate of $1US = €0.8355. Our total Australian dollar denominated sales for the three months ended April 2, 2006 were $0.7 million, which were recorded at an average exchange rate of $1US = AUS$1.3443. If the average exchange rates used had been higher or lower during the three month period ended April 2, 2006 by 10%, they would have decreased or increased the total Australian dollar and euro-denominated sales value by a total of $0.3 million. We expect the proportions of sales in euro and Australian dollars to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not take into account changes in sales volumes.

For the three months ended April 2, 2006, we incurred the majority of our cost of revenue in US dollars.

The Company’s operating results are affected by movements in foreign currency exchange rates against the US dollar, particularly the UK pound sterling and New Israeli Shekel. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and New Israeli Shekels.

During the three months ended April 2, 2006, we paid expenses in local currency of approximately 5.0 million pounds sterling, at an average rate of $1US = 0.5762 pounds sterling. During the three months ended April 2, 2006, we paid expenses in local currency of approximately 26.1 million Israeli Shekels, at an average rate of $1US = 4.6697 Shekels. If the expenses in pounds sterling had not been hedged and the average exchange rates for pounds sterling and Israeli Shekels had been higher or lower for the three month period ended April 2, 2006 by 10%, the total pounds sterling and Israeli Shekel denominated operating expenses would have decreased or increased by $1.0 million and $0.6 million respectively.

To manage our pound foreign currency risk we have, at various times from 2003 through to the end of the first quarter 2006, forecast our likely net spending in non US dollars and, based on these forecasts, we have entered into forward exchange contracts to cover a percentage of the projected exposure. We assess the exposure of the Company to certain currencies on a quarterly basis and we obtain inputs from various financial institutions relating to forecast currency exchange rates. Based on that assessment and forecast exchange rates, we enter into currency hedges to hedge our expected exposure to those currencies for periods up to twelve months. The amounts we hedge are not expected to exceed forecasted expenditures in those periods. Our current forward exchange contracts hedge a percentage of our UK pound sterling expenditure until June 2006. At April 2, 2006 we had outstanding three forward exchange contracts aggregating 3.0 million pounds sterling. These contracts were valued at April 2, 2006 at a $0.1million loss. This unrealized loss has been recorded in interest and other income.

The aggregate amount of forward contracts of pounds sterling that matured during the quarter ended April 2, 2006 was 3.0 million pounds sterling, and we paid expenses in local currency of approximately 5.0 million pounds sterling over the same period. If during the first quarter 2006 the average exchange rates had been higher or lower by 10%, the pound-sterling denominated operating expenses would have decreased or increased by $0.4 million.

In all periods up to and including December 31, 2005, the effectiveness of the contracts as hedges was approximately 100%. Accordingly, in those periods, the unrealized gains and losses on the contracts were recorded to Other Comprehensive Income in our financial statements. We were unable to provide contemporaneous documentation of the effectiveness of hedges entered into during the first quarter of 2006 in accordance with the requirements of Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities. Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of each hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity’s approach to managing risk. Due to the fact that the Company had not assessed the effectiveness of the hedges in accordance with the Statement as of the date of their execution, the unrealized loss at April 2, 2006 was charged against the result of the quarter. Despite the charge to earnings, we believe the forward contract is still providing the economic hedge for which it was intended. We may return to hedge accounting as we enter into new contracts.

We have from time to time entered into fair value currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than US dollars. There were no fair value currency hedge contracts outstanding at April 2, 2006 or during the first quarter 2006. We will continue to monitor our foreign currency exposures and may modify hedging strategies, as we deem prudent.

We expect the proportions of operating expenses paid in pounds sterling and Israeli Shekels to fluctuate over time.

We do not enter into any currency hedging activities for speculative purposes.

Equity Price Risk

We do not own any equity investments, other than the shares of our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, and the similar evaluation undertaken at the end of 2005, the Chief Executive Officer and Chief Financial Officer concluded that as of April 2, 2006, our disclosure controls and procedures were (1) not sufficiently designed to ensure that material information relating to Airspan, including our consolidated subsidiaries, was made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) not effective, in that they did not provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. More specifically, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in the Company’s internal control over financial reporting described in this section below.

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

As a result Management had concluded that, as of December 31, 2005, the Company did not maintain effective internal controls over financial reporting as of such date. This conclusion was based upon management’s determination that the Company’s internal control pertaining to the recording of inventory transactions at its Israeli subsidiary was not effective.

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

Our independent registered public accounting firm, Grant Thornton LLP, audited the consolidated financial statements included in our Annual Report on Form 10-K and issued an attestation report on management’s assessment of our internal control over financial reporting, agreeing with management’s finding of a material weakness in controls.

To address the Company’s material weakness relating to the recording of inventory at the Israeli subsidiary, toward the end of the first quarter of 2006, we implemented a number of remediation measures to address this finding of material weakness. Our remediation plan includes:

•	regular quarterly inventory counts in Israel, to be held until we and our auditors are satisfied with the integrity of the inventory management and the count processes;

•	increased oversight by our Finance personnel and senior management in Israel and the United States;

•	improved controls over access to inventory and access to our accounting systems;

•
We have recruited a new Logistics Manager and we are in the process of recruiting additional staff in the Logistics department; this will enable us to reorganize responsibilities and improve the level of segregation of duties

•	moving inventory management to a managed warehouse;

•	a change of freight forwarders; and

•	implementing other controls, including physical segregation of inventories.

We believe that these steps will be sufficient to remediate the material weaknesses relating to our recording of inventory transactions at the Israeli subsidiary. However, the inventory count at the end of the first quarter resulted in a significant number of adjustments to our inventory subledger. It is therefore too soon to confirm the effectiveness of these enhanced internal controls, which were implemented toward the end of the first quarter. Accordingly, we will continue to monitor the effectiveness of these processes, procedures and controls and will make any further changes management determines are appropriate.

The acquisition of ArelNet in June 2005 represented a material change in internal control over financial reporting in 2005. The acquired ArelNet businesses utilizes separate information and accounting systems and processes and accordingly, its internal controls over financial reporting as of April 2, 2006 are excluded from this assessment of the Company’s internal control over financial reporting, in accordance with the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Commission contained in the release captioned Frequently Asked Questions (revised October 6, 2004). Management intends to complete its assessment of the effectiveness of internal controls over financial reporting for the acquired ArelNet business within one year of the date of acquisition.

Except as described above, there have been no significant changes in Airspan’s internal controls over financial reporting that occurred during Airspan’s first fiscal quarter of 2006 that have materially affected or are reasonably likely to materially affect, Airspan’s internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants Airspan, and Eric D. Stonestrom (our President and Chief Executive Officer), Joseph J. Caffarelli (our former Senior Vice President and Chief Financial Officer), Matthew Desch (our Chairman) and Jonathan Paget (our Executive Vice President and Chief Operating Officer) (the “Individual Defendants”) together with certain underwriters (the “Underwriter Defendants”) of our July 2000 initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, Plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The action seeks damages in an unspecified amount.

This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but allowed the Section 11 claim to proceed. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions. In her Opinion, Judge Scheindlin noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Judge Scheindlin determined that the class period for Section 11 claims is the period between the IPO and the date that unregistered shares entered the market. Judge Scheindlin also ruled that a proper class representative of a Section 11 class must (1) have purchased shares during the appropriate class period; and (2) have either sold the shares at a price below the offering price or held the shares until the time of suit. In two of the six cases, the class representatives did not meet the above criteria and therefore, the Section 11 cases were not certified. The Underwriter Defendants sought to appeal the class certification decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in the Airspan case.

Airspan has approved a settlement agreement and related agreements which set forth the terms of a settlement between Airspan, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. Among other provisions, the settlement provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. Airspan would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the Underwriter Defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the Underwriter Defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase, one of the Underwriter Defendants, and the plaintiffs reached a preliminary agreement for a settlement for $425 million (“JPMorgan Chase Settlement”). The JPMorgan Chase Settlement has not yet been approved by the Court. However, if it is finally approved, then the maximum amount that the issuers’ insurers will be potentially liable for is $575 million. It is anticipated that any potential financial obligation of Airspan to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Our carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Airspan. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from Airspan’s insurance carriers should arise, Airspan’s maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase Settlement is finally approved, Airspan’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding those and other objections to the settlement at a fairness hearing on March 24, 2006, but has not yet issued a ruling. There is no assurance that the court will grant final approval to the settlement. If the settlement agreement is not approved and Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Airspan (1)
3.2	Articles of Amendment to the Articles of Incorporation (2)
3.3	Amended and Restated Bylaws of Airspan (3)
4.1	Form of Airspan’s common stock certificate (4)
10.1	1998 Stock Option and Restricted Stock Plan (4)
10.2	2000 Employee Stock Purchase Plan, as amended (4)
10.3	Employment Agreement with Eric Stonestrom (4), (5)
10.4	Employment Agreement with Jonathan Paget (4), (5)
10.5	Employment Agreement with Peter Aronstam, as amended (5), (7)
10.6	2001 Supplemental Stock Option Plan (6)
10.7	Employment Agreement with Henrik Smith-Petersen (5), (7)
10.8	Employment Agreement with Arthur Levine (5)
10.9	2003 Supplemental Stock Option Plan (3)
10.10	Airspan Omnibus Equity Compensation Plan (1)
10.11	Purchase and License Agreement, dated as of December 28, 2004, by and between Airspan Communications Limited and Axtel S.A. de C.V. ** (12)
10.12	Technical Assistance Support Services Agreement for FWA Equipment, dated as of February 14, 2003, by and between Nortel Networks UK Limited and Axtel, S.A. de C.V. (8)**
10.13	Preferred Stock Purchase Agreement, dated as of September 10, 2004 among Airspan Networks, Inc. and Oak Investment Partners XI, Limited Partnership (9)
10.14	Amendment to Preferred Stock Purchase Agreement (10)
10.15	Amendment Agreement No. 3 to FWA TASS, dated as of December 28, 2004, between Airspan Communications Limited and Axtel S.A. de C.V. (11) **
10.16	Purchase Contract, dated April 14, 2005, by and between Yozan Incorporated and Airspan Communications Limited (13)(14)
10.17	Supplement to Purchase Contract, dated August 15, 2005, by and between Yozan Incorporated and Airspan Communications Limited (13)(14)
10.18	2nd Purchase Contract, dated September 13, 2005, by and between Yozan Incorporated and Airspan Communications Limited (13)(14)
10.19	Amendment of 1st and 2nd Purchase Contracts, dated October 6, 2005, by and between Yozan Incorporated and Airspan Communications Limited (13)(14)
10.20	Amendment of 2nd Purchase Contracts, dated February 25, 2006, by and between Yozan Incorporated and Airspan Communications Limited (13)(14)
10.21	Memorandum of Understandings, dated February 25, 2006, by and between Yozan Incorporated and Airspan Communications Limited (13)(14)
10.22	Airspan Code of Business Conduct (13)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

*	Filed herewith
**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
***	Furnished herewith

1	Incorporated by reference to Airspan’s Form 10-Q for the quarter ended April 4, 2004.
2	Incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004.
3	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2003.
4	Incorporated by Reference to Airspan’s Registration Statement on Form S-1 (333-34514) filed July 18, 2000
5	Management Agreement or Compensatory Plan or Arrangement
6	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2000
7	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2002
8.	Incorporated by reference by the Company’s report on Form 8-K/A filed on July 6, 2004.
9	Incorporated by reference to the Company’s report on Form 8-K filed on September 13, 2004.
10	Incorporated by reference to the Company’s report on Form 8-K filed on September 27, 2004.
11	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004.
12	Incorporated by reference to the Company’s report on Form 8-K filed on June 9, 2005.
13	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.
14	Portions of this document have been omitted and were filed separately with the SEC on March 30, 2006 pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRSPAN NETWORKS, INC.

Date: May 12, 2006	By:	/s/ PETER ARONSTAM

Name: Peter Aronstam Title: Chief Financial Officer