Form 10-Q
period 2006-07-02
AIRSPAN NETWORKS INC
filed 2006-08-11
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-31031

AIRSPAN NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Washington	75-2743995
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

777 Yamato Road, Suite 310 Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

561-893-8670
(Registrant’s telephone number, including area code)

777 Yamato Road, Suite 105
Boca Raton, FL 33431
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2006
Common Stock, $.0003 par value per share	40,281,263 shares

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
AIRSPAN NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	December 31, 2005 (1)	July 2, 2006
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$44,140	$17,341
Restricted cash	2,290	4,724
Short term investments	6,020	998
Accounts receivable, less allowance for doubtful accounts of $3,519 at December 31, 2005 and $4,596 at July 2, 2006	24,348	30,263
Unbilled accounts receivable	273	96
Inventory	16,850	21,918
Prepaid expenses and other current assets	3,722	6,949
Total Current Assets	97,643	82,289
Property, plant and equipment, net	5,268	6,223
Goodwill	10,231	10,231
Intangible assets, net	3,865	3,315
Other non-current assets	3,445	3,497
Total Assets	$120,452	$105,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$24,678	$25,045
Accrued taxes	1,156	798
Deferred revenue	1,514	5,197
Customer advances	13,935	4,650
Other accrued expenses	13,113	17,654
Current portion long term debt	96	-
Total Current Liabilities	54,492	53,344

Non Current Liabilities
Long term debt	1,296	1,507
Accrued interest on long term debt	53	118
Total Current Liabilities	1,349	1,625

Stockholders’ Equity
Preferred stock, $0.0001 par value; 74,200 shares authorized at December 31, 2005 and July 2, 2006: 73,000 issued at December 31, 2005 and July 2, 2006	-	-
Common stock, $0.0003 par value; 100,000,000 shares authorized at December 31, 2005 and July 2, 2006: 39,768,271 issued at December 31, 2005 and 39,914,070 issued at July 2, 2006	12	12
Note receivable - stockholder	(87)	(87)
Additional paid in capital	267,426	269,232
Accumulated other comprehensive income	(130)	-
Accumulated deficit	(202,610)	(218,571)
Total Stockholders’ Equity	64,611	50,586
Total Liabilities and Stockholders’ Equity	$120,452	$105,555

(1) Derived from audited financial statements
The accompanying notes are an integral part of these condensed consolidated financial statements

AIRSPAN NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share and per share data)

	Quarter End		Year-to-Date
	July 3, 2005	July 2, 2006	July 3, 2005	July 2, 2006
	(unaudited)		(unaudited)
Revenue	$20,309	$45,435	$42,527	$69,235
Cost of revenue	(14,887)	(36,710)	(30,249)	(54,072)
Gross profit	5,422	8,725	12,278	15,163
Operating expenses:
Research and development	5,062	6,675	9,660	12,785
Sales and marketing	2,675	5,026	5,247	9,531
Bad debt provision	179	715	495	1,251
General and administrative	2,996	4,320	5,823	8,082
Amortization of intangibles	128	275	256	550
Restructuring provision	1,150	-	1,150	-
Total operating expenses	12,190	17,011	22,631	32,199
Loss from operations	(6,768)	(8,286)	(10,353)	(17,036)
Interest expense	-	(72)	-	(84)
Interest and other income	47	689	723	880
Loss before income taxes	(6,721)	(7,669)	(9,630)	(16,240)
Income tax credit/(charge)	(5)	(5)	(5)	279
Net loss	$(6,726)	(7,674)	$(9,635)	(15,961)

Net loss per share - basic and diluted	$(0.17)	$(0.19)	$(0.25)	$(0.40)

Weighted average shares outstanding- basic and diluted	38,554,988	39,902,699	38,217,874	39,817,995

The accompanying notes are an integral part of these condensed consolidated financial statements

AIRSPAN NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year-to-date
	July 3, 2005	July 2, 2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,635)	$(15,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,077	1,798
Loss on sale of fixed assets	3	-
Accrued interest on long term debt	-	17
Stock compensation	149	1,258
Revaluation of long term debt	-	81
Change in operating assets and liabilities:
Decrease/(increase) in receivables	5,673	(5,915)
Increase in inventories	(1,088)	(5,068)
Decrease/(increase) in other current assets	305	(2,920)
(Decrease)/increase in accounts payable	(10,097)	367
Increase in deferred revenue	711	3,683
Decrease in customer advances	(1,253)	(9,285)
(Decrease)/increase in accrued expenses	(1,953)	4,265
Decrease in long-term accounts receivable	305	-
Increase in other non current assets	(60)	(52)
Restricted cash movement	(243)	(2,434)
Net cash used in operating activities	(16,106)	(30,166)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(893)	(2,203)
Acquisition of ArelNet (net of cash acquired)	(4,242)	-
Purchase of investment securities	-	(2,005)
Proceeds from sale of investment securities	-	7,027
Net cash from/(used in) investing activities	(5,135)	2,819
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options	580	548
Net cash from financing activities	580	548
Decrease in cash and cash equivalents	(20,661)	(26,799)
Cash and cash equivalents, beginning of period	66,296	44,140
Cash and cash equivalents, end of period	$45,635	$17,341

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Taxes Paid	$-	$3

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

In October 2002, we strengthened our position in the Broadband Wireless Access (BWA) equipment market with the acquisition of the WipLL (Wireless Internet Protocol in the Local Loop) business from Marconi (“Marconi WipLL”) for $3 million in cash, and we renamed the business Airspan Networks (Israel) Limited (“Airspan Israel”). The products and services produced by Airspan Israel enable operators in licensed and unlicensed wireless bands to offer high-speed, low cost, wireless broadband connections for data and voice over the Internet, using the Internet Protocol (“IP”).

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

In December 2003, we acquired the fixed wireless access business of Nortel Networks known as “Proximity for $13.1 million in cash. The Proximity products enable operators to provide carrier class circuit switched voice and data services using Time Division Multiple Access (“TDMA”) technology. We acquired inventory relating to the Proximity business as well as existing assets associated with the manufacture, development and support of the Proximity product line. We also assumed the product supply obligations associated with customer contracts and certain other liabilities and obligations along with the workforce then directly employed in the Proximity business.

All of the BWA products we had sold or acquired before 2005 operated according to proprietary technologies we or others had developed and patented. The same applied to BWA technologies against which we competed. At the end of 2002, a small group of BWA system and component manufactures, including Intel Corporation and Airspan, formed the WiMAX Forum. The goal of the Forum was to create global standards to ensure true interoperability between BWA systems. The founding members believed that interoperability was essential to the future growth of the broadband wireless market. By the end of 2005, the Forum members, working together with the Institute of Electrical and Electronics Engineers (IEEE), had established the first three WiMAX standards - the IEEE 802.16a standard; the IEEE 802.16-2004 WirelessMAN® Standard for Wireless Metropolitan Area Networks (formerly the 802.16d) standard, intended for fixed and some nomadic applications; and the 802.16-2005 (formerly the 802.16e) standard, intended for mobile and some nomadic/portable applications. See the “Risk Factors” section of our Form 10-K for a discussion of some of the potential implications for Airspan of the introduction of standard-based systems and technologies.

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

The AS.MAX product range is designed to serve both:

•	our traditional fixed point-to-multipoint BWA market; and

•	new markets, such as the BWA market for nomadic and portable, and eventually mobile, applications

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

In November 2005 we acquired Radionet Oy, a Finnish limited liability company (“Radionet”), for $2 million in cash. Established in 2000, Radionet is a leading provider of municipal wireless Hotzones, community networks, mobile broadband solutions for industrial applications, such as ports, mines and public transport, and link solutions for wireless backhaul and enterprises. Radionet’s environmentally-robust product portfolio, operating in unlicensed frequency bands using IEEE 802.11 a/b/g WiFi standards, delivers high performance connectivity with built-in bandwidth management and advanced security features. The Radionet product architecture includes network and subscriber management capabilities and Radionet’s patented “MageIP”™ technology allows roaming within Hotzones, offering seamless mobility between access points and subnets in a wireless network. The acquisition added to our product portfolio wireless products that operate according to the IEEE 802.11 standard for wireless local area networks (also known as WiFi). Radionet products are now being sold under the “AS.NET” name.

Our AS.MAX and AS.NET products constitute our first entry into the market of open-standard systems, in which products that operate according to the same standards are interoperable. AS.MAX and AS.NET support nomadic and portable users in addition to our traditional fixed broadband access users. AS.NET systems also have the ability to support mobile users today. In June 2006, we announced the availability of AS.NET SR2.0 enhancements targeted at the North American market. We believe that the new higher power radios and Quality of Service (QoS) features available on our AS.NET product line are significant improvements for operators looking to expand their coverage area and service offerings.

In June 2006, we announced the availability of the AS.MAX MicroMAX base station and ProST Wi-Fi access point for deployment in the Public Safety and Municipal Wireless markets in the USA. The system is available in the licensed 4.9GHz band for Public Safety applications and in the unlicensed 5.8GHz band for Municipal Wireless systems. By combining 802.11 Wi-Fi for access and 802.16 WiMAX for backhaul in a single integrated package, Airspan provides the benefits of WiMAX range, capacity and quality of service together with the flexibility of Wi-Fi at no extra cost.

Our corporate headquarters are located in Boca Raton, Florida. Our main operations, manufacturing and product development centers are located in Uxbridge, UK, Airport City, Israel, and in Espoo, Finland. Our telephone number in Boca Raton is (561) 893-8670. Further contact details and the location of all Airspan’s worldwide offices may be found at www.airspan.com.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date included in our Form 10-K for the year ended December 31, 2005 but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

All notes to the condensed consolidated financial statements are shown in thousands, except for share and per share data.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current period presentations. These reclassifications are between restricted cash and other non current assets for guarantees in the amount of $1,045 that have maturities greater than one year as at December 31, 2005.

CONTINGENCIES

Warranty

We provide a limited warranty for periods, usually ranging from twelve to twenty-four months, to all purchasers of our new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and other relevant factors, including “back to back” warranty coverage provided by our contract manufacturers. Management believes that the amounts provided for are sufficient for all future warranty costs on equipment sold through July 2, 2006 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in our product warranty liabilities was as follows for the six months ended July 2, 2006.

	Balance at beginning of period	Accrual for warranties issued during the period	Changes in accruals related to pre-existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period
Six months ended July 2, 2006
Product warranty liability	$410	$829	$(69)	$(343)	$827

Other guarantees

We had delivered to our landlords and customers bank guarantees aggregating to $3,119 at December 31, 2005 and $5,347 at July 2, 2006. The increase in other guarantees during the six month period ended July 2, 2006 occurred primarily as a result of new guarantees being issued to two of our key customers, Yozan, Inc. (“Yozan”) and Axtel S.A. de C.V. (“Axtel”), to support the performance under our contracts with these customers and a bid to supply new equipment. The foregoing figures represent the maximum potential amount of future payments we could be required to make under these guarantees. The guarantees secure our payment or performance obligations under contracts. We have pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. Where the cash has been pledged for guarantees that expire in less than one year, we have classified these pledges as Restricted cash ($4,222 in aggregate) Also included in restricted cash is $502 of cash held on behalf of employees to purchase Airspan stock under our Employee Share Purchase Plan. Where the guarantees have maturities greater than one year, the cash pledged as collateral has been classified as Other non-current assets ($1,126). For further discussion regarding our restricted cash balance, see “Management’s Discussion & Analysis - Liquidity and Capital Resources. We have not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote. These guarantees will all expire before the end of 2010, with the majority expiring by the first quarter of 2007.

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

REVENUE RECOGNITION

Our material revenue streams are the result of a range of activities. Management must use significant judgment in determining how to apply the current accounting standards and interpretations. Our revenues may fluctuate from period to period based on the mix of solutions sold and services provided as well as the customers involved.

Our revenue recognition policy reflects the fact that our revenue streams are primarily derived from sales of hardware and software that do not require significant customization; and (ii) revenues relating to services rendered (e.g. extended warranty, product maintenance, radio planning, consulting services, etc).

In any one arrangement, we sometimes generate revenue from more than one of these revenue streams. In those instances, there is an added level of complexity in determining the appropriate method of revenue recognition (See the Section below entitled - “Revenue Arrangements that include Multiple Elements”).

Management must apply significant judgment in determining how to apply the current accounting standards and interpretations related to revenue recognition.

We recognize revenue when all of the following general revenue recognition conditions are met:

•	persuasive evidence of an arrangement with a customer exists;
•	delivery has occurred or services have been rendered;
•	the price for the product or service is fixed or determinable; and
•	collection of the receivable is reasonably assured.

For new products, if we can reasonably and reliably estimate the amount of warranty obligations, we recognize revenue on sales of such products that otherwise meet the criteria for revenue recognition.
For the new WiMAX products introduced in 2005 and 2006, we believe we have the ability to reasonably and reliably estimate the amount of warranty obligations and therefore we have recognized revenue on sales of such products.

The following are our specific revenue recognition policies:

Delivery of Hardware: Delivery of hardware is considered to have occurred upon shipment provided that risk of loss, and title in certain jurisdictions, have been transferred to the customer. For arrangements where the criteria for revenue recognition have not been met because legal title or risk of loss on products did not transfer to the buyer until final payment had been received or where delivery had not occurred, revenue is deferred to a later period when title or risk of loss passes either on delivery or on receipt of payment from the customer.

Assessment of Creditworthiness: We are required to assess the credit worthiness of our customers. We use judgment in assessing their credit worthiness, and the criteria by which each judgment is made may change in future periods and therefore may change future revenue recognition. The collectibility of receivables is critical in determining whether revenue should be recognized. We will defer revenue if we are uncertain as to whether we will be able to collect the receivable. As a result, our judgment regarding customer credit quality could significantly impact the timing and amount of revenue recognition.

Extended Payment Terms: We provide extended payment terms to certain customers. For these customers, the agreement is considered fixed or determinable if the contracts pursuant to which we are providing products and/or services are similar to others for which we have a standard business practice of providing extended payment terms and we have a history of successfully collecting from the customer under the original payment terms without making concessions. If the agreement is not considered fixed or determinable at the outset of the arrangement, revenue for delivered products is generally deferred until the fees become legally due and payable. In certain cases where there have previously been collection issues, revenue is recognized as cash is collected. Therefore, estimates and judgment in this area can impact the timing of revenue recognition.

Product Revenue: Revenue from product sales, including sales to distributors and resellers, is generally recognized at the time the product is delivered to the customer. Revenue is deferred when customer acceptance is required, rights of return exist, collection of the receivable becomes less than assured or other significant obligations remain that are essential to the functionality of the delivered products. Revenue is then recognized when these conditions have been satisfied. The estimated cost of any post-sale obligations, including basic product warranties, is accrued at the time revenue is recognized based on a number of factors, which include historical experience and known conditions that may impact future warranty costs. Revenue from sales to resellers and distributors is generally recognized only when the resellers are creditworthy in their own right or have an identified creditworthy end customer for our products and services.

Many of our products include software that is embedded in our hardware at delivery. The software is usually incidental to the hardware however in those cases in which it is more than incidental and is a significant factor in the customer’s decision to acquire the product, such as where the transaction includes obligations to upgrade or enhance the software, we apply software revenue recognition rules to determine the amount and timing of revenue recognition. In multiple element arrangements where software is considered more than incidental, the fair value of an undelivered element is determined using vendor-specific objective evidence (See the Section below entitled - “Revenue Arrangements that include Multiple Elements”).

Service Revenue: Revenue from time-and-material service contracts is recognized once the services have been performed. Revenue from service contracts pursuant to which we provide services over a period of time is recognized ratably over the given contract period. Revenue is recognized on fixed-price service contracts when the services have been completed.

Revenue Arrangements that include Multiple Elements: In certain cases, we enter into agreements with customers whereby we are obligated to deliver multiple products and/or multiple services (multiple elements). In these transactions, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. Revenue for these transactions is recognized on each element when the revenue recognition criteria have been met for that element. Revenue is recognized for delivered products and services only if: (i) the above Product Revenue or Service Revenue criteria are met; (ii) undelivered products or services are not essential to the functionality of the delivered elements, (iii) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; and (iv) the fair value for each of the undelivered elements is known.

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

If fair value does not exist for any undelivered element, revenue is not recognized until the earlier of the time that (i) the undelivered element is delivered or (ii) fair value of the undelivered element exists, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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

STOCK COMPENSATION

At July 2, 2006, we had three stock option plans as well as the 2004 Omnibus Equity Compensation plan and the 2000 Employee Stock Purchase Plan (“ESPP”). Awards under the 2004 Omnibus Equity Compensation Plan may be made to participants in the form of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Awards, Performance Shares, Other Stock-Based Awards and others forms of equity based compensation as may be provided and are permissible under this Plan and the law. Employee stock options granted under all the plans generally vest over a four-year period and expire on the tenth anniversary of their issuance. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified performance conditions and/or the passage of time. Awards of restricted stock that vest only by the passage of time will generally fully after four years from the date of grant. At July 2, 2006, the Company had reserved a total of 9,532,800 shares of its common stock for issuance under the above plans.

Prior to January 1, 2006, we accounted for awards issued under these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations. In all periods shown prior to January 1, 2006, we valued stock-based employee compensation using the intrinsic value method. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share-Based Payment (SFAS 123(R)). This Statement eliminates the use of the intrinsic value method described in APB Opinion No. 25, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

We adopted SFAS 123(R) as of January 1, 2006, the first day of the fiscal year 2006 using the modified prospective transition method. Our consolidated financial statements as of and for the first quarter of fiscal 2006 reflect the impact of SFAS 123(R). The consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The adoption of this statement has resulted in higher reported operating expenses for the first six months of 2006 and will result in higher reported operating expenses in our future financial statements. Share-based compensation expense recognized under SFAS 123(R) for the second quarter of fiscal 2006 was $635 and for the first six months of fiscal 2006 was $1,258.

The following table summarizes share-based compensation expense under SFAS 123(R) for the three and six months ended July 2, 2006 and under APB 25 for the three and six months ended July 3, 2005, which was allocated as follows (in thousands):

	Quarter Ended July 3, 2005	Quarter Ended July 2, 2006	Six Months Ended July 3, 2005	Six Months Ended July 2, 2006

Research and development	$15	$155	$23	$366
Sales and marketing	23	203	33	464
General and administrative	62	273	100	402
Stock-based compensation expense included in operating expense	100	631	156	1,232
Cost of sales	-	4	-	26
Total stock-based compensation	$100	$635	$156	$1,258

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in our consolidated statement of operations over the requisite service periods. Share-based compensation expense recognized in our consolidated statement of operations for the first six months of fiscal 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123,“Accounting for Stock Based Compensation”, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based awards is recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

All options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. There was no stock-based compensation cost reflected in net income in 2005 related to these stock option plans. In the second quarter of 2006 and the first six months of 2006, we recognized stock-based compensation costs in net income related to these stock option plans of $509 and $1,026 respectively.

The summary of the changes in stock options outstanding under the Company’s stock based compensation plans during the six months ended July 2, 2006 is presented below:

	Six months ended July 2, 2006
	Number of Shares	Weighted- Average Exercise Price
Options:

Outstanding at beginning of period	5,291,679	$4.00
Granted	494,750	$6.17
Forfeited	(122,017)	$4.68
Exercised	(237,976)	$2.30

Outstanding at end of period	5,426,436	$4.25

Exercisable at end of period	3,447,172	$3.82

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of July 2, 2006:

	Outstanding options			Exercisable options
		Weighted average			Weighted average
	Number	Exercise price	Remaining contractual life in years	Number	Exercise price
Exercise Price ranges

$0.30-0.49	615,135	$0.44	5.64	529,059	$0.43
0.54-1.95	577,037	1.47	5.11	574,525	1.47
2.00-2.89	629,443	2.65	5.70	542,046	2.65
3.00-4.37	662,616	4.08	7.62	364,911	4.03
4.38	542,927	4.38	4.60	542,927	4.38
4.55-5.08	932,003	5.00	8.51	304,144	5.04
5.14-6.00	696,692	5.85	6.14	312,309	5.89
6.10-7.50	552,250	6.29	9.00	58,918	7.31
9.60	48,333	9.60	3.95	48,333	9.60
15.00	170,000	15.00	4.08	170,000	15.00
Total	5,426,436	$4.25	6.56	3,447,172	$3.82

As of July 2, 2006, the weighted average remaining contractual life of options exercisable was 5.55 years and their aggregate intrinsic value was $1,641. The total intrinsic value of options exercised during the six months ended July 2, 2006 was $966. Cash received from stock option exercises for the six months ended July 2, 2006 was $548. Because we maintained a full valuation allowance on our U.S. deferred tax assets, we did not recognize any tax benefit related to stock based compensation expense for the six months ended July 2, 2006.

On January 27, 2006, a total of 40,000 restricted shares were granted to employees, all of which vest based on the passage of time. A total expense of $26 was recorded for the six months ended July 2, 2006 related to the shares. The summary of the changes in restricted stock outstanding during six months ended July 2, 2006 is presented below:

	Six Months Ended July 2, 2006
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested balance at beginning of period	100,000	$4.12
Granted	40,000	$6.15
Forfeited	(1,750)	$4.64
Vested	-	$-

Nonvested balance at end of period	138,250	$4.70

As of July 2, 2006, $4,468 of total unrecognized compensation expense was recorded, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 2.80 years. Also, as of July 2, 2006, there was $462 of total unrecognized compensation expense related to restricted stock awards that will be recognized over the weighted average period of 3.03 years. A total of 138,250 nonvested restricted shares are scheduled to vest based on passage of time and an additional 118,500 of restricted shares will be issued in 2007 if certain performance conditions are achieved.

Under our ESPP, eligible employees may purchase shares of common stock through payroll deductions. There were no shares issued under the ESPP during the six months ended July 2, 2006.

Pro Forma Share-Based Compensation under SFAS 123 for Fiscal 2005

Had (i) compensation expense for our stock option plans and employee stock purchase plan been determined based on the Black-Scholes valuation method; and (ii) the fair value at the grant date for awards in the second quarter of fiscal 2005 and the first six months of fiscal 2005 been determined consistent with the provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” our net loss and net loss per share for the second quarter of fiscal 2005 and the first six months of fiscal 2005 would have changed by the pro forma amounts indicated below (in thousands, except per share data):

	Quarter Ended July 3, 2005	Six Months Ended July 3, 2005

Net loss applicable to common stockholders — as reported	$(6,726)	$(9,635)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(528)	(1,093)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	96	149

Net loss applicable to common stockholders — pro forma	$(7,158)	$(10,579)

Basic and diluted net loss per share — as reported	$(0.17)	$(0.25)

Basic and diluted net loss per share — pro forma	$(0.19)	$(0.28)

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R) and SFAS 123

The weighted average fair value of each restricted stock share granted under our equity compensation plans for the first six months of fiscal 2005 was $4.12 and for the first six months of 2006 was $6.15. The fair value of each restricted stock award is estimated on the date of grant using the intrinsic value method.

The weighted average fair value of each option granted during the first six months of fiscal 2005 and the first six months of fiscal 2006 was $2.74 and $4.03, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model, using the following weighted average assumptions for the first six months of fiscal 2005 and of fiscal 2006:

	Six Months Ended
	July 3, 2005	July 2, 2006

Expected volatility	85%	77%
Risk-free interest rate	3.78%	4.64%
Expected life (years)	4	5
Expected dividend yield	0%	0%

Assumptions for Option-Based Awards under SFAS 123(R)

The expected volatility is determined based on historical price changes of our common stock over a period of time which approximates the expected option term.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options.

The expected term of options is estimated based on our historical data regarding exercise behavior.

The dividend yield assumption is based on our history and expectation of no dividend payouts.

As share-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on our historical experience.

Assumptions for option-based awards under SFAS 123

Prior to 2006, we used historical volatility of our stock price in determining expected volatility. The risk-free interest rate was based upon assumption of interest rates appropriate for the term of our employee stock options. The dividend yield assumption was based on our history and expectation of dividend payouts. Forfeitures prior to 2006 were accounted for as they occurred.

INVENTORY

Inventory consists of the following:

	December 31, 2005	July 2, 2006 (unaudited)
Purchased parts and materials	$9,743	$10,401
Work in progress	1,198	1,192
Finished goods and consumables	16,395	21,921
Inventory provision	(10,486)	(11,596)
	$16,850	$21,918

Inventories are stated at the lower of cost or market value. Cost includes all costs incurred in bringing each product to its present location and condition, as follows:
Raw materials, consumables and finished goods — average cost
Work in progress— cost of direct materials and labor

ACCRUED RESTRUCTURING CHARGES

In the fourth quarter of 2002, the decision was made to completely outsource all of our manufacturing. As a result, a $1.0 million restructuring charge was recorded for the closure of our Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $0.4 million was recognized as restructuring in the income statement in the fourth quarter of 2003 as we reassessed the ability to sublease the Riverside facility. During the second quarter of 2005, we recognized an additional restructuring charge of $1.2 million for additional costs expected to be incurred related to certain facility charges in respect of buildings in the UK. The total amount expected to be incurred as a result of the closure of the Riverside facility is up to $2.5 million, of which $1.5 million remained accrued as at December 31, 2005 and $1.4 million as at July 2, 2006. Included in this accrual is the estimated cost to repair “dilapidations” at our Riverside facility. The final cost of these dilapidations will depend on the lessor’s intended use for this facility. Currently, the lessor expects us to refurbish the facility, and accordingly, we have accrued the total cost of this refurbishment. However, if the lessor should subsequently decide to demolish the building and completely rebuild on this site, our costs could be materially lower. All cash outflows in connection with this restructuring are expected to occur by the end of 2007.

The restructuring charges and their utilization are summarized as follows:

	Balance at beginning of Period (unaudited)	Restructuring Charge (unaudited)	Utilized (unaudited)	Balance at end of period (unaudited)
Three months ended July 2, 2006
Contract termination costs	$1,358	—	$(78)	$1,280
Other associated costs	47	—	(3)	44
	$1,405	—	$(81)	$1,324

Six months ended July 2, 2006
Contract termination costs	$1,436	—	$(156)	$1,280
Other associated costs	50	—	(6)	44
	$1,486	—	$(162)	$1,324

Year ended December 31, 2005	(audited)			(audited)
Contract termination costs	$599	$1,150	$(313)	$1,436
Other associated costs	61	—	(11)	50
	$660	$1,150	$(324)	$1,486

All charges will result in direct cash outlays.

GEOGRAPHIC INFORMATION

As a developer and supplier of fixed wireless communications access systems and solutions, Airspan has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. The majority of our revenue is generated from products manufactured in the United Kingdom, Mexico, Israel and Finland, with additional revenue generated from sales of original equipment manufacturer’s (OEM) products.

 An analysis of revenue by location of the customer is given below:

	Quarter End		Year-to-Date
	July 3, 2005	July 2, 2006	July 3, 2005	July 2, 2006
	(unaudited)		(unaudited)
USA and Canada	$2,183	$1,950	$3,382	$3,877
Asia	3,613	21,711	5,382	24,314
Europe	1,229	10,165	3,446	14,410
Africa and the Middle East	1,745	566	3,159	1,505
Mexico, Latin America and Caribbean	11,539	11,043	27,158	25,129
	$20,309	$45,435	$42,527	$69,235

COMPREHENSIVE LOSS

Total comprehensive loss was $6,726 for the quarter ended July 3, 2005 and $7,674 for the quarter ended July 2, 2006 comprising:

	Quarter End		Year-to-Date
	July 3, 2005	July 2, 2006	July 3, 2005	July 2, 2006
	(unaudited)		(unaudited)
Net loss	$(6,726)	$(7,674)	$(9,635)	$(15,961)
Other comprehensive income/(loss):
Movement in the fair value of cash flow hedges
- unrealized gain on foreign currency cash flow hedges	-	-	-	-
- reclassification of adjustment for gains realized in net loss	-	-	(418)	130
Comprehensive loss	$(6,726)	$(7,674)	$(10,053)	$(15,831)

 NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Net loss attributable to common stockholders per share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options and or common stock to be issued on the conversion of Series A Preferred stock are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

	Quarter End		Year-to-Date
	July 3, 2005	July 2, 2006	July 3, 2005	July 2, 2006
Numerator:
Net loss attributable to common stockholders	$(6,726)	$(7,674)	$(9,635)	$(15,961)
Denominator:
Weighted average common shares outstanding basic and diluted	38,554,988	39,902,699	38,317,874	39,817,995
Net loss attributable to common stockholders per share- basic and diluted	$(0.17)	$(0.19)	$(0.25)	$(0.40)

SUBSEQUENT EVENTS

Preferred Stock Purchase Agreement

On July 28, 2006, we entered into a Preferred Stock Purchase Agreement (the "Purchase Agreement") with Oak Investment Partners XI, Limited Partnership (“Oak”).

The Purchase Agreement provides for the sale by us to Oak of up to 200,690 shares of a newly designated Series B Preferred Stock (the “Series B Preferred Stock”) in exchange for $29 million in cash and Oak’s transfer to us of all shares of Airspan Networks Inc. (“the Company”) Series A Preferred Stock owned by Oak on the closing date of the transaction. Oak is currently the sole registered holder of the Company's Series A Preferred Stock, which was issued to Oak in September 2004. The number of shares of Series B Preferred Stock to be sold to Oak will be determined as follows:

•	Oak will receive 100,000 shares of Series B Preferred Stock in exchange for Oak’s $29 million cash investment (the “Cash Shares”); and

•
Oak will receive 1.379 shares of Series B Preferred Stock in exchange for each share of Series A Preferred Stock transferred to the Company (the “Exchange Shares”). (Assuming Oak transfers to the Company all 73,000 shares of Series A Preferred Stock held by Oak as of the date hereof, Oak will receive 100,690 shares of Series B Preferred Stock).

Oak has agreed to convert into common stock any shares of Series A Preferred Stock it elects to transfer to third parties prior to the closing of the Purchase Agreement (the “Closing”).

Each share of Series B Preferred Stock will initially be:

•	convertible into 100 shares of the our Common Stock,

•	entitled to 81 votes on all matters submitted to a vote of the holders of the our Common Stock,

•	entitled to participate in dividends declared with respect to the common stock as if the Series A Preferred Stock was converted into the common stock; and

•	entitled to a liquidation preference equal to $290 per share upon the occurrence of certain events.

See the Section below entitled “Series B Preferred Stock” for more information regarding the rights, designations and privileges of the Series B Preferred Stock.

Our Board of Directors has determined that the consummation of the transactions contemplated by the Purchase Agreement is in the best interest of the Company. Nonetheless, the Closing is subject to numerous, material conditions and uncertainties, including: the approval of the transactions contemplated by the Purchase Agreement by a majority of the holders of our Common Stock that vote (excluding any shares held by Oak or its affiliates), the non-occurrence of any change to the business, financial condition or operations of the Company that is or could have a material adverse effect on the Company’s condition (financial or other), business, properties or results of operations, the NASDAQ shall have explicitly or implicitly indicated that they will not object to the transactions contemplated by the Purchase Agreement and other customary conditions and all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 shall have expired. We intend to organize a meeting of our shareholders in the near future for the purpose of seeking the required shareholder approvals.

Until the proposed Closing, we have agreed to operate our business in the usual and ordinary course of business consistent with past practice and to refrain from taking certain actions, without Oak’s consent. Such actions generally include, but are not limited to, creating or increasing debt instruments or bank lines for more than $10 million in the aggregate, engaging in transactions with affiliates that are not at arms-length or are outside the ordinary course of business, acquiring or selling any material assets outside of the ordinary course of business, selling all or substantially all of the assets of the Company or participating in a transaction involving a change in control and, with certain exceptions, adopting any plan of complete or partial liquidation, dissolution, merger, consolidation, restructuring or recapitalization. Prior to the proposed Closing, we have also agreed, subject to certain exceptions, not to solicit or participate in negotiations with any third parties relating to the offer or sale of more than $4 million of equity or equity-linked securities of the Company to a third party other than Oak.

The Purchase Agreement may be terminated by us and Oak at any time by mutual agreement. The Purchase Agreement may also be terminated by either us or Oak (i) in the event our shareholders do not approve the transactions contemplated by the Purchase Agreement or (ii) if the Closing does not close on or before October 31, 2006 (provided that the right to terminate the Purchase Agreement will not be available to any party whose failure to fulfill any obligation under the Purchase Agreement has been the primary cause of the failure of the transactions contemplated by this Agreement to occur on or before such date). The Purchase Agreement may also be terminated by Oak if, among other things, we breach certain of our covenants under the Agreement or suffer a material adverse effect with respect to, its condition (financial or other), business, properties or results of operations. In the event that we or Oak terminate the Purchase Agreement based on our receipt of a proposal that is more favorable to our shareholders, we will be required to pay Oak liquidated damages in the amount of $1.3 million.

Series B Preferred Stock

Conversion Rights

Holders of the Series B Preferred Stock may convert the stock into shares of the our Common Stock at any time at the rate of 100 shares of Common Stock for each share of Series B Preferred Stock (the “Conversion Rate”). After 24 months, the Series B Preferred Stock will automatically convert into shares of our Common Stock at the Conversion Rate if the Common Stock trades above $9.00 per share for 30 consecutive days. The Conversion Rate will be adjusted upon the occurrence of any of the following events: (i) our payment of Common Stock dividends or distributions, (ii) Common Stock splits, subdivisions or combinations and (iii) reclassification, reorganization, change or conversion of the Common Stock.

The Conversion Rate will also be subject to anti-dilution adjustments pursuant to a broad-based weighted average formula for certain issuances of equity securities by us below $2.90 per share. The Conversion Rate will not adjust due to issuances in connection with merger and acquisition activity, if any, the payment of dividends or certain fees to the holders of Series B Preferred Stock, or the issuance of up to 5 million of securities as part of our existing equity compensation plans.

Voting Rights

Oak is already a significant beneficial holder of our common stock. Assuming the Purchase Agreement is consummated in accordance with its terms, Oak’s ability to directly or indirectly influence the affairs of the Company is expected to increase.

Each share of Series B Preferred Stock will initially be entitled to 81 votes on all matters submitted to a vote of the holders of our Common Stock. This voting rate will adjust upon our payment of Common Stock dividends and distributions, (ii) Common Stock splits, subdivisions or combinations, and (iii) reclassification, reorganization, change or conversion of the Common Stock. The voting rate will not adjust due to the issuance of equity securities by the Company below $2.90 per share.

As long as Oak is a majority holder of the Series B Preferred Stock and the beneficial holder of at least 15% of the Company’s common stock, Oak will be entitled to elect one member to our Board of Directors.

Dividends

Holders of the Series B Preferred Stock are entitled to participate in dividends declared with respect to the Common Stock as if the Series B Preferred Stock was converted into the Common Stock.

Redemption Rights

We have the right, after 5 years, to buy back the Series B Preferred Stock at a price of $3.625 per common share equivalent.

Liquidation

The Series B Preferred Stock is identified as ranking senior and prior to the Common Stock and all other classes or series of capital stock with respect to payments upon liquidation.

Upon any liquidation of the Company, certain mergers, reorganizations and/or consolidations of the Company into or with another corporation, the sale by the Company of all or substantially all of its assets or any transaction or series of related transactions in which a person, entity or group acquires 50% or more of the combined voting power of the Company’s then outstanding securities (a “Liquidation”), holders are entitled to receive prior and in preference to any distribution to holders of the Company's Common Stock, the greater of the amount they invested plus all accumulated or accrued and unpaid dividends thereon or the amount they would receive in such transaction if they converted the Series B Preferred stock into Common Stock.

Restrictive Covenants

So long as the Series B Preferred Stock is outstanding, pursuant to the Agreement, we will refrain from taking certain actions without the approval of the holders of a majority of the then outstanding Series B Preferred Stock voting separately as a class (the “Series B Vote”). Among other things, we have agreed, with certain exceptions, to refrain from (either directly or indirectly by merger, consolidation or reclassification):

•	adversely changing the rights, preferences or privileges of the Series B Preferred Stock or any holder thereof;

•
issuing any equity security that is senior to or pari passu with the Series B Preferred Stock with respect to voting rights, dividends, liquidation preference or conversion right. Notwithstanding the above, we may, without obtaining the Series B Vote, authorize and issue Common Stock or any series of preferred stock with equal voting rights and dividend rights to the Series B Preferred Stock as long as such Common Stock and/or preferred stock is junior in liquidation preference to the Series B Preferred Stock;

•
creating any new debt instrument or increasing any existing debt obligation, excluding trade payables and capital lease lines, if thereafter our aggregate indebtedness entered into after the Closing exceeds $10,000,000.

The description of the foregoing rights, preferences and privileges of the Series B Preferred Stock is qualified in its entirety by the form of Articles of Amendment to the Articles of Incorporation filed as an exhibit to the Purchase Agreement, which was filed as Exhibit 4.1 to a Current Report on Form 8-K filed by the Company on July 31, 2006.

Lockup Agreement

Pursuant to the Purchase Agreement, the holders of the Series B Preferred Stock have agreed to a lockup with respect to all of the Cash Shares and certain of the Exchange Shares (and the underlying common stock). The lockup with respect to 33,333.3 of the Cash Shares will expire on each of the ninth month, the twelfth month and the fifteenth month after Closing. The lock up with respect to 25,712 of the Exchange Shares will expire on December 31, 2006. The remainder of the Exchange Shares will not be subject to a lockup.

The lockup arrangements may expire earlier than indicated above (i) if any representation or warranty made by us in connection with the Purchase Agreement is materially untrue and such breach has or will result in at least a 20% decline in the value of Oak’s investment in the Company or (ii) upon an event of Liquidation.

Registration Rights

We have agreed, upon certain terms and conditions, to register the resale of the shares underlying the Series B Preferred Stock with the Securities and Exchange Commission (the “SEC”).

If a registration statement with respect to the resale of such shares has not been declared effective by the SEC prior to the expiration of the lock-up period or if declared effective, ceases to be effective as to the shares at any time thereafter for longer than 30 days at any one time or 60 days during any one year, the Company may be required to pay certain liquidated damages to Oak not to exceed $30 million.

This description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Purchase Agreement.

Credit Facility

On August 1, 2006, the Company and its wholly owned subsidiary, Airspan Communications Limited, entered into a Loan and Security Agreement (the "Loan and Security Agreement") with Silicon Valley Bank ("SVB"), with respect to a revolving credit line. For the two year term of the credit line, the Company may, subject to certain adjustments, borrow up to the lesser of (i) $10,000,000 and (ii) 80% of eligible accounts receivable. A certain portion of the credit available to the Company under the credit facility may also be utilized to issue letters of credit through, or enter into foreign exchange contracts with, SVB.

To secure its obligations under the Loan and Security Agreement, the Company has granted SVB a security interest in all of its assets and has established a receivables lockbox account at a financial institution affiliated with SVB.

Advances under the Loan and Security Agreement bear interest at SVB's prime rate plus a percentage ranging from 0.25% to 1.5%, depending on certain financial and collateral tests. The Company has also agreed to pay SVB (i) a commitment fee of $90,000; (ii) an unused facility fee in the amount of 0.375% per year; (iii) 1% per year on the face amount of any issued letter of credit; and (iv) an early termination fee of 1% or 0.5% of the principal amount of the credit line if the facility is terminated by the Company within the first or second year, respectively. SVB has retained the right, upon limited notice, to make reasonable adjustments to the definition of eligible receivables. SVB has also reserved its right to modify the rate (the "Advance Rate") at which advances are made against eligible receivables if the Bank determines, after an audit, that there are events, contingencies or risks that adversely affect the Company's assets.

Pursuant to the Loan and Security Agreement, the Company must maintain a certain tangible net worth and liquidity coverage. The Company's tangible net worth (which is a measure of total assets minus total liabilities minus any amounts attributable to goodwill, intangible items and obligations owing to the Company from its officers and other affiliates) must be at least the sum of $27,000,000 plus 50% of quarterly net income, plus 50% of proceeds of any sale of stock by the Company, plus 50% of any subordinated debt incurred by the Company. The Company must also maintain a liquidity coverage ratio that ranges from month to month between 1.5:1 to 1.75:1. The liquidity coverage ratio is the ratio of (A) the sum of unrestricted cash and cash equivalents maintained at SVB, plus 50% of unrestricted cash and cash equivalents in the United Kingdom over which SVB has a fixed or floating charge, plus 80% of eligible accounts, minus the funded debt (which is the debt that the Company owes to SVB and certain other creditors) to (B) the funded debt.

The Loan and Security Agreement provides that, with the exception of certain permitted indebtedness and liens, the Company may not incur additional indebtedness or liens. Permitted indebtedness is defined to include unsecured trade debt and currency hedges incurred in the ordinary course business, subordinated debt incurred on terms acceptable to SVB, and capitalized lease and purchase money indebtedness not exceeding $1,000,000 in any fiscal year. Permitted Liens are defined to include, among other things, certain liens for taxes or assessments, purchase money liens on property not exceeding $1,000,000, non-exclusive licenses of intellectual property incurred in the ordinary course of business, and certain liens incurred in the ordinary course of business. The Loan and Security Agreement further provides that the Company may not convey, sell, transfer or otherwise dispose of property except for inventory in the ordinary course of business and other similar dispositions. In addition, the Loan and Security Agreement limits the Company's right to enter into a merger or acquisition, or make investments in other entities.

RECENT ACCOUNTING PRONOUNCEMENT

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet analyzed the impact this interpretation will have on our financial condition, results of operations, cash flows or disclosures.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO. EXCEPT FOR HISTORICAL MATTERS CONTAINED HEREIN, STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING AND ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “TO”, “PLAN”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTEND”, “COULD”, “WOULD”, “ESTIMATE”, OR “CONTINUE” OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS AND OTHERS ARE CAUTIONED THAT A VARIETY OF FACTORS, INCLUDING CERTAIN RISKS, MAY AFFECT OUR BUSINESS AND CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. THESE RISK FACTORS INCLUDE, WITHOUT LIMITATION, (I) A SLOWDOWN OF EXPENDITURES BY COMMUNICATION SERVICE PROVIDERS; (II) INCREASED COMPETITION FROM ALTERNATIVE COMMUNICATION SYSTEMS; (III) THE FAILURE OF OUR EXISTING OR PROSPECTIVE CUSTOMERS TO PURCHASE PRODUCTS AS PROJECTED; (IV) OUR INABILITY TO SUCCESSFULLY IMPLEMENT COST REDUCTION OR CONTAINMENT PROGRAMS; (V) OUR INABILITY TO RETAIN AXTEL, S.A. DE CV (“AXTEL”), YOZAN INC. (“YOZAN”) AND OTHER KEY CUSTOMERS; (VI) POSSIBLE INFRINGEMENT OF THIRD PARTY TECHNOLOGIES WHICH MAY RESULT IN LAWSUITS THAT COULD BE COSTLY TO DEFEND AND PROHIBIT US FROM SELLING OUR PRODUCTS, (VII) OUR POTENTIAL INABILITY TO SECURE $29 MILLION OF CASH BY OCTOBER 31, 2006 PURSUANT TO THE PURCHASE AGREEMENT; (VIII) THE POSSIBILITY THAT YOZAN WILL NOT RECOMMIT TO PURCHASES OF EQUIPMENT IN THE QUANTITIES ANTICIPATED; (IX) OUR INABILITY TO CANCEL CERTAIN COMPONENT ORDERS AND/OR TO USE OR SELL ANY EXCESS INVENTORY WE ACCUMULATE AS A RESULT OF THE YOZAN CONTRACT AMENDMENT AND (X) DISRUPTIONS TO OUR OPERATIONS IN ISRAEL, INCLUDING THE ABSENCE OF EMPLOYEES, DUE TO REQUIRED MILITARY SERVICE, CAUSED BY POLITICAL AND MILITARY TENSIONS IN THE MIDDLE EAST.  THE COMPANY IS ALSO SUBJECT TO THE RISKS AND UNCERTAINTIES DESCRIBED IN ITS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005.

COMPARISON OF THE QUARTER ENDED JULY 2, 2006 TO THE QUARTER ENDED JULY  3, 2005

Revenue

Revenue totaled $45.4 million for the quarter ended July 2, 2006 representing a 124% increase from the $20.3 million reported for the quarter ended July 3, 2005, and a 91% increase over the first quarter of 2006. The increase in revenues was primarily attributable to increases in sales of our WiMAX and WipLL products, and to sales of our AS.Tone and AS.NET product lines that were acquired in June and November 2005, respectively. Revenue increases generated from these products were partially offset by relative declines in sales of our Proximity and AS4000/4020 products. Despite our recent success generating quarter over quarter increases in WiMAX-related revenue and our growing base of WiMAX customers, the Company is unable to predict at this time if its WiMAX related revenue will continue to increase at historical rates.

Geographically, 48% of our revenue was derived from customers in Asia, 25% from Mexico and Latin America and 22% from Europe. Customers in the United States and Canada, and Africa and the Middle East accounted for 4% and 1% of revenues, respectively.

In the second quarter of 2006, we recognized $16.8 million of revenue for WiMAX equipment we delivered over the first two quarters of 2006 under a supply agreement with Yozan. However, we have agreed with Yozan to amend the terms of the supply agreement, which had provided for us to supply Yozan with $42.9 million of equipment by June 30, 2006. Under the amendment, approximately $16.8 million of equipment already delivered against cash payments of the same amount are deemed accepted; approximately 40% of the remaining deliveries will be delayed and are subject to revised payment and other terms; and the balance of the remaining deliveries are subject to mutually satisfactory renegotiation and may be cancelled. We have not yet reached a definitive agreement with Yozan regarding the previously ordered not yet delivered equipment. See also “Cost of Revenue” below.

WiMAX is gaining broad market acceptance and we are seeing the results of a strong product portfolio. Since the beginning of 2006 we have seen growth in the number of our WiMAX customers. During the second quarter, we recorded revenue of approximately $6.7 million on sales of WiMAX equipment to a single European operator, and during the quarter more than 31 operators purchased WiMAX equipment from us, eight of which placed orders in excess of $250,000.

In June 2006 we announced that mmwave Technologies, an Airspan system integrator, and SOGETEL had deployed Airspan’s AS.MAX WiMAX products in Central Quebec, Canada. SOGETEL, an independent telecommunications firm that operates more than 25,500 telephone business and residential access lines in Quebec, -has indicated that it intends deploy Airspan’s MicroMAX-SOC base stations and EasyST and ProST customer premise devices in 28 communities over a five month period. The network, which is expected to include approximately $750,000 of Airspan equipment, was designed by SOGETEL to offer broadband Internet access primarily to rural residential subscribers where traditional wired broadband technologies are not financially viable.

WipLL sales continued to show strength in the second quarter, particularly in India and Colombia. We had another record quarter, marking the 12th sequential quarter of growth for this product. During the second quarter, we commenced WipLL deliveries to Tulip India. We also received significant expansion orders from Verytel in Colombia.

Proximity revenues of $7.7 million were approximately 17% of the total Company’s revenue, mainly comprised of sales to Axtel. Axtel continued to take shipments of Proximity in Mexico, but at lower volumes than the second quarter of 2005. The decline in Proximity revenues is believed to be primarily a function of Axtel’s consideration of WiMAX technology for its network. In the second quarter of 2006, Axtel placed new Proximity orders for deliveries which are anticipated to be made throughout the third and fourth quarters of 2006. It is our understanding that Axtel’s number of lines in service continues to grow. At June 30, 2006, Axtel reported 696,968 lines, compared to 529,653 for the same period in 2005 and approximately 648,000 at the end of the first quarter of 2006. Most of these lines operate using Proximity equipment. Proximity sales are expected to remain at this level through the rest of the year.

We had our second full quarter of AS.NET shipments and delivered products to more than 30 customers worldwide. Our customers in Europe continued to show strong interest for these leading-edge 802.11 products.

The compact MicroMAX-SOC was shipped for the first time in the quarter and orders for more than 300 MicroMAX-SOC base stations were received. Revenue for this product in the quarter was not material, but is expected to grow rapidly in the second half of the year.

We now expect full year revenues will be in the range of $120-$130 million. Growth beyond this level remains challenging due to the slowing of the Yozan project, and as described below, we will focus for the rest of the year on aligning our cost structure with the business outlook.

Cost of Revenue

Cost of revenue increased 147% to $36.7 million in the quarter ended July 2, 2006 from $14.9 million in the quarter ended July 3, 2005. The gross profit for the second quarter of 2006 was $8.7 million (19% of revenue) compared to a gross profit of $5.4 million (27% of revenue) for the second quarter of 2005 and as compared to a gross profit for the first quarter of 2006 of $6.4 million (27% of revenue). The decrease in gross profit as a percentage of revenue in the second quarter of 2006 as compared to the first quarter of 2006 and the second quarter of 2005 is primarily attributable to a provision of approximately $4.4 million related to Yozan. This charge reflects our estimate of the probable amount of excess inventories and purchase commitments (net of amounts that are cancellable), based on the expected deliveries to Yozan under the amended supply contract. It is possible that the amount of the charge could ultimately be as high as approximately $11 million if Yozan does not fully resume purchases at the levels anticipated, which would include fulfillment of the scaled-down contract of $28 million.

The charge described above reduced our gross profit margin in the second quarter by approximately 10 percentage points. Profit margins reflected the changing mix in the products we delivered, particularly the decrease in Proximity sales and the increases in WiMAX, WipLL and ASNET revenues. Gross margins continued to be affected by costs associated with the introduction of new WiMAX products to the market, the costs associated with the implementation of a number of new WiMAX contracts, and higher warranty provisions required as the result of new product introductions.

Research and Development Expenses

Research and development expenses increased 32% to $6.7 million in the quarter ended July 2, 2006 from $5.1 million in the quarter ended July 3, 2005 and 9% from the $6.1 million incurred in the first quarter 2006. The year-over-year increase was due primarily to the increased investment in our WiMAX development plans and the inclusion in the second quarter 2006 of a full quarter of costs associated with ArelNet and Radionet research and development staff, which became part of our consolidated operations in June 2005 and November 2005 respectively. Through our ArelNet and Radionet acquisitions, we added 30 and 11 engineers, respectively, at the time of each acquisition. The development of our WiMAX products required a significant increase in our number of employees over the last year. By July 2, 2006, 77 of our 110 engineers in the United Kingdom and Israel were devoted to WiMAX projects, including some engineers who had been working previously on Proximity and AS.TONE products. The Company anticipates that its customers will increasingly demand WiMAX products that support both fixed and mobile links.  Accordingly, although the Company has already introduced a suite of WiMAX products that supports fixed links, the Company intends to continue to invest in the further development and enhancement of WiMAX products, in particular products that will support both fixed and mobile connectivity.

Sales and Marketing Expenses

Sales and marketing expenses increased 88% to $5.0 million in the quarter ended July 2, 2006 from $2.7 million in the quarter ended July 3, 2005. Sales and marketing expenses for the second quarter 2006 increased 12% relative to the $4.5 million of sales and marketing expenses incurred in the first quarter of 2006. The increases were attributable to increased sales agents commissions based on higher sales, as well as an increase in headcount and additional travel related costs.

Bad Debt Provision

In the second quarter 2006, we recorded bad debt provisions of $0.7 million relating to customer accounts for which management has determined that full recovery was unlikely. We recorded bad debt provisions of $0.2 million in the corresponding quarter of 2005.

General and Administrative Expenses

General and administrative expenses increased 44% to $4.3 million in the quarter ended July 2, 2006 from $3.0 million in the quarter ended July 3, 2005. The increase in these expenses was due to an increase in audit, legal and professional expenditures, including an increase in costs related to internal control improvements and compliance with the Sarbanes Oxley Act of 2002, foreign exchange losses arising from the revaluation of accounts payable and accounts receivable balances, an increase in facility costs through acquisitions in Israel and Finland, and an increase in travel costs.

Amortization of Intangibles

We recorded amortization of intangibles expense of $0.3 million in the second quarter 2006 compared with amortization of intangibles expense of $0.1 million for the second quarter 2005. The increase in amortization expense is a result of our acquisition of intangible assets in connection with the ArelNet and Radionet acquisitions in June and November 2005, respectively. During the second quarter 2005, we acquired all of the outstanding equity of ArelNet and identified four intangible assets with a total value of $2.7 million. These assets will be amortized over their expected lives of up to five years. We acquired all of the outstanding equity of Radionet in November 2005 and identified two intangible assets with a total value of $0.4 million. These assets will be amortized over their expected lives of up to six years.

Restructuring

In the second quarter of 2005, we recorded a restructuring provision of $1.2 million relating to certain facility charges in respect of buildings in the UK. There was no corresponding charge in the first half of 2006.

Record revenues were achieved due to the delivery of new WiMAX products to a wide range of customers. These activities drove higher product and operational costs in the quarter. While we are encouraged by our market success, there are expense trends we need to reverse to achieve profitability. Accordingly, we intend to institute a company-wide restructuring program, the goal of which will be to reduce operating expenses. The cost reduction will be accomplished primarily as a result of reduction in worldwide headcount, targeted at approximately 25%. We estimate that this will result in a restructuring charge in the third quarter in the range of $1.5-$3.0 million. Once the program is completed, we project we will be able to realize annual cost savings of between $8-$10 million relative to our existing cost structure. Despite our efforts to prepare reliable projections, we recognize that our forecasts may prove to be imprecise due to unforeseen events, including unanticipated expenses or difficulties associated with reducing our workforce, requiring retained staff members to assume additional responsibilities and/or reorganizing our operations to more cost efficiently produce a given level of product revenue.

Interest Expense and Interest and Other Income

At July 2, 2006, the outstanding principal and accrued interest payable on loans made to us by the Finnish Funding Agency for Technology and Innovation, (the “Tekes Loans”) was $1.6 million. In the second quarter 2006, we accrued interest on the Tekes Loans of $0.07 million. Interest and other income was $0.7 million for the quarter ended July 2, 2006, up from $0.05 million for the quarter ended July 3, 2005. The increase was due to a foreign exchange gain of $0.5 million recorded in the second quarter of 2006 as compared to a foreign exchange loss of $0.3 million recorded in the comparable period of 2005. The foreign exchange gains are primarily a result of the translation of our British pound sterling cash balances.

Income Taxes

We are subject to US franchise taxes resulting from business activities performed within certain states in the United States of America and income taxes in certain tax jurisdictions in which we do not have carryforward losses.

Net Loss Attributable to Common Stockholders

For the reasons described above, we incurred a net loss attributable to common stockholders of $7.7 million, or $(0.19) per share, in the quarter ended July 2, 2006, compared to a net loss attributable to common stockholders of $6.7 million, or $(0.17) per share, for the quarter ended July 3, 2005.

Share-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), “Shared-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, restricted stock, restricted stock units and participation in our employee stock purchase plan. Share-based compensation expense recognized in our consolidated statement of operations for the second quarter of fiscal 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

We have elected to continue to use the straight-line single-option method. Stock-based compensation expense was $0.6 million and $0.1 million during the three months ended July 2, 2006 and July 3, 2005, respectively. Stock-based compensation expense is expected to be approximately $2.2 to $2.6 million for the full year 2006. This estimate is affected by assumptions regarding a number of complex and subjective variables.

Stock-based compensation expense recognized in the results of operations during the second quarter of fiscal 2006 was $0.1 million higher than the proforma amount determined under the fair value-based method and disclosed in accordance with SFAS 123 for the comparable prior year period. This small increase was primarily due to the amortization of previously unvested awards over the original vesting periods and higher fair value amounts attributed to the more recent awards. There were no modifications to existing awards or acceleration of vesting periods during fiscal 2005 or the second quarter of fiscal 2006. There was no significant change in our compensation strategy as a result of the implementation of FAS 123(R).

Refer to Note STOCK COMPENSATION to our unaudited consolidated financial statements above for more information on stock-based compensation.

COMPARISON OF THE SIX MONTHS ENDED JULY 2, 2006 TO THE SIX MONTHS ENDED JULY 3, 2005

Revenue

Revenue totaled $69.2 million for the six months ended July 2, 2006 representing a 63% increase from the $42.5 million reported for the six months ended July 3, 2005.

The increase in revenues was primarily attributable to increases in sales of our WiMAX and WipLL products, and to sales of our AS.Tone and AS.NET product lines that were acquired in June and November 2005 respectively. Revenue generated from these increased sales and product introductions was partially offset by declines in sales of our Proximity product.

The increase in WiMAX sales resulted from the recognition in the second quarter of $16.8 million of revenues for WiMAX equipment we have delivered in 2006 to Yozan. As we announced prior to the quarter end, we have agreed with Yozan to amend the terms of our supply contract, which had provided for Airspan to supply Yozan with $42.9 million of WIMAX equipment by the end of the second quarter. Under the amendment, approximately $16.8 million of equipment already delivered against cash payments of the same amount are deemed accepted, for which we have recognized revenue; approximately 40% of the remaining deliveries will be delayed and are subject to revised payment and other terms; and the balance of the remaining deliveries are subject to mutually satisfactory renegotiation and may be cancelled. We have not yet reached a definitive agreement with Yozan regarding the previously ordered not yet delivered equipment. See also “Cost of Revenue” below.

During the first half of 2006, we also recorded significant WiMAX revenues from a customer in Germany and under our OEM reseller agreements. We also received several significant orders from large operators in Latin America, North America and Asia for the new MicroMAX-SOC product, which is a low-cost, high-performance WiMAX base station packaged in the WipLL form factor. In total, more than 30 operators purchased WiMAX products in the quarter.

WipLL sales grew in the first half, the result primarily of strong growth from customers in India and Colombia.

Axtel continued to take shipments of Proximity in Mexico, but at lower volumes than the first half of 2005. Axtel continues to place new orders for deliveries running into the third and fourth quarters of the year, as its lines in service at the end of the second quarter of 2006 continued to grow. At June 30, 2006, Axtel reported 696,968 lines, compared to 529,653 for the same period in 2005 and approximately 648,000 at the end of the first quarter of 2006.

We had our first full half year of AS.NET shipments and delivered products to more than 40 customers worldwide. Customers in Europe continued to show strong interest for these leading-edge 802.11 products.

Cost of Revenue

Cost of revenue increased 79% to $54.1 million in the six months ended July 2, 2006 from $30.2 million in the six months ended July 3, 2005. Gross Profits for the first half of 2006 were $15.2 million or 22% of revenues, compared to $12.3 million or 29% of revenues for the first half of 2005. The decrease in gross profit as a percentage of revenue in the second quarter of 2006 as compared to the first quarter of 2006 and the second quarter of 2005 is primarily attributable to a provision of approximately $4.4 million related to Yozan. This charge reflects our estimate of the probable amount of excess inventories and purchase commitments (net of amounts that are cancellable), based on the expected deliveries to Yozan under the amended supply contract. It is possible that the amount of the charge could ultimately be as high as approximately $11 million if Yozan does not fully resume purchases at the levels anticipated, which would include fulfillment of the scaled-down contract of $28 million.

The charge described above reduced our gross profit margin for the first six months of the year by approximately 6 percentage points. Profit margins reflected the changing mix in the products we delivered, particularly the decrease in Proximity sales and the increases in WiMAX, WipLL and ASNET revenues. Gross margins continued to be affected by costs associated with the introduction of new WiMAX products to the market, the costs associated with the implementation of a number of new WiMAX contracts, and higher warranty provisions required as the result of new product introductions.

Research and Development Expenses

Research and development expenses increased 32% to $12.8 million in the six months ended July 2, 2006 from $9.7 million in the six months ended July 3, 2005. The year-over-year increase was due primarily to the increased investment in our WiMAX development plans and the inclusion in the first half of 2006 of a two full quarters of costs associated with ArelNet and Radionet research and development staff, which became part of our consolidated operations in June 2005 and November 2005 respectively. Through our ArelNet and Radionet acquisitions, we added 30 and 11 engineers respectively. The development of our WiMAX products required a significant increase in our number of employees over the last year. By July 2, 2006, 77 of our 110 engineers in the United Kingdom and Israel were devoted to WiMAX projects, including some engineers who had been working previously on Proximity and AS.TONE products. The Company anticipates that its customers will increasingly demand WiMAX products that support both fixed and mobile links.  Accordingly, although the Company has already introduced a suite of WiMAX products that supports fixed links, the Company intends to continue to invest in the further development and enhancement of WiMAX products, in particular products that will support both fixed and mobile connectivity.

Sales and Marketing Expenses

Sales and marketing expenses increased to $9.5 million for the first six months of 2006, up from and $5.2 million for the first six months of 2005. The increases were attributable primarily to an increase in headcount, higher agents’ commissions on increased sales, additional travel related costs as well as increased attendance at trade shows.

Bad Debt Provision

In the first six months of 2006, we recorded bad debt provisions of $1.3 million relating to customer accounts for which management has determined that full recovery was unlikely. We recorded bad debt provisions of $0.5 million in the corresponding period of 2005.

General and Administrative Expenses

General and administrative expenses increased 39% to $8.1 million in the six months ended July 2, 2006 from $5.8 million in the six months ended July 3, 2005. The increase is due to an increase in audit, legal and professional expenditures, including costs related to activities to facilitate compliance with the Sarbanes Oxley Act of 2002 and legal and accounting costs incurred in the pursuit of certain acquisition opportunities, foreign exchange losses arising form the revaluation of accounts payable and accounts receivable balances in the normal course of business, and the stock compensation costs accounted for under FAS 123(R) (see STOCK COMPENSATION in the notes to the financial statements) .

Amortization of Intangibles

We recorded amortization of intangibles expense of $0.6 million in the first six months of 2006 compared with amortization of intangibles expense of $0.3 million for the first six months of 2005. The increase in amortization expense is a result of our acquisition of intangible assets in connection with the ArelNet and Radionet acquisitions in June and November 2005, respectively. In June 2005, we acquired all of the outstanding equity of ArelNet and identified four intangible assets with a total value of $2.7 million. These assets will be amortized over their expected lives of up to five years. We acquired all of the outstanding equity of Radionet in November 2005 and identified two intangible assets with a total value of $0.4 million. These assets will be amortized over their expected lives of up to six years.

Restructuring

In the first six months of 2005, we recorded a restructuring provision of $1.2 million relating to certain facility charges in respect of buildings in the UK. There was no corresponding charge in the first half of 2006.

Record revenues were achieved due to the delivery of new WiMAX products to a wide range of customers. These activities drove higher product and operational costs in the quarter. While we are encouraged by our market success, there are expense trends we need to reverse to achieve profitability. Accordingly, we intend to institute a company-wide restructuring program, the goal of which will be to reduce operating expenses. The cost reduction will be accomplished primarily as a result of reduction in worldwide headcount, targeted at approximately 25%. We estimate that this will result in a restructuring charge in the third quarter in the range of $1.5-$3.0 million. Once the program is completed, we project we will be able to realize annual cost savings of between $8-$10 million relative to our existing cost structure. Despite our efforts to prepare reliable projections, we recognize that our forecasts may prove to be imprecise due to unforeseen events, including unanticipated expenses or difficulties associated with reducing our workforce, requiring retained staff members to assume additional responsibilities and/or reorganizing our operations to more cost efficiently produce a given level of product revenue.

Interest Expense and Interest and Other Income

We had interest expense in the first half of 2006 of $0.1 million compared to no interest expense for the first half of 2005. The 2006 expense related to our assumption of two outstanding loans borrowed by Radionet from the Finnish Funding Agency for Technology and Innovation, (the “Tekes Loans”) and a one off interest charge related to previously paid tax credits. Interest and other income was $0.9 million for the six months ended July 2, 2006 compared to $0.7 million for the six months ended July 3, 2005. The increase was driven by foreign exchange gains on sterling cash balances. Interest income remained constant as lower cash balances were offset by increasing interest rates.

Income Taxes

An income tax credit of $0.3 million was recorded in the first half of 2006, related to losses we incurred in 2004. This tax credit was obtained from the U.K tax authorities in lieu of carrying forward tax losses related to research and development costs. We are no longer eligible to receive tax credits from the U.K. taxing authorities in lieu of our carry-forward of tax losses and therefore do not expect any further credits. There was no income tax credit in the corresponding quarter in 2005. We are subject to US franchise taxes resulting from business activities performed within certain states in the United States of America and income taxes in certain tax jurisdictions in which we do not have carryforward losses.

Net Loss

For the reasons described above, our net loss of $16.0 million, or $0.40 per share, in the six months ended July 2, 2006 compares to a net loss of $9.6 million, or $0.25 per share, for the six months ended July 3, 2005, an increase of $6.4 million, or 66%. Comparing the first six months of 2006 and 2005, the increase in gross profit of $2.9 million and the tax credit of $0.3 million was more than offset by operating expenses that were $9.6 million higher than in the prior year.

Other Comprehensive Loss

There was no other comprehensive loss for the six months ended July 2, 2006 as our currency hedging contracts have not been accounted for as hedges in 2006. Other comprehensive income for the six months ended July 3, 2005 was $0.4 million (see OTHER COMPREHENSIVE LOSS above for further discussion).

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private sales of convertible preferred stock, which have totaled $146.5 million (net of transaction expenses) and an initial public offering of common stock, which we completed on July 25, 2000. In the initial public offering, we issued 6,325,000 shares of common stock for approximately $86 million in cash (net of underwriting discounts, commissions and other expenses). In our September 2004 private sale of convertible preferred stock, we raised $29.2 million through the issuance of Series A preferred stock to Oak Investment Partners XI, Limited Partnership (“Oak”). In November 2004, we also raised $4.4 million through the sale of treasury stock that was acquired through a share buy back program completed in 2002. We have used the proceeds of the sales of securities to finance acquisitions, for working capital and for other general corporate purposes

As of July 2, 2006, we had cash and cash equivalents of $17.3 million, short term investments of $1.0 million, $4.7 million of restricted cash and $1.1 million of restricted cash included under Other Non Current Assets. Restricted cash is held as collateral for landlords and customers and contributions from employees in respect of the Employee Share Purchase Plan. As of the end of the second quarter, we did not have a line of credit or similar borrowing facility, nor did we have any material capital commitments.

We recently determined that it would be advisable for the Company to secure additional capital resources. Accordingly, on July 28, 2006, we entered into a preferred stock purchase agreement with Oak pursuant to which we seek to raise an additional $29 million of proceeds through the issuance of our Series B Preferred Stock to Oak. See the Section above entitled “Subsequent Event - Preferred Stock Purchase Agreement” for more information regarding the proposed transaction, including the numerous material conditions and uncertainties.

In addition, on August 1, 2006, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”), with respect to a two-year revolving credit line (the “Credit Facility”) pursuant to which, subject to certain adjustments, we may borrow up to the lesser of (i) $10,000,000 and (ii) 80% of eligible accounts receivable. See the Section above entitled “Subsequent Event - SVB Credit Line” for more information regarding the loan and security agreement.

In addition to seeking to expand our capital resources, we have been analyzing how to reduce our cash used in operations. See “Restructuring” above.

Until we are able to generate cash from operations, if ever, we intend to use our existing cash resources and funds available under the Credit Facility to finance:

        *       our plan of  operations, including certain  revenue growth opportunities and research and development costs,  and

        *       our limited investigation of certain perceived acquisition opportunities.

We believe we have sufficient cash resources to finance such activities for at least the next twelve months.  Assuming the Company secures an additional $29 million of proceeds in connection with sale of Series B Preferred Stock, the Company anticipates it will have sufficient capital to pursue a more aggressive operational plan, including a dedication of more capital resources to inventory and accounts receivable financing and a faster and more ambitious  WiMAX equipment development and enhancement plan.  The Company also anticipates that the net proceeds from the sale of the Series B Preferred Stock will enable it to more actively explore perceived acquisition opportunities that may be identified in the future, including more substantial  acquisition targets.

We recognize that our projected demand for capital in future periods may change quickly due to a variety of factors, estimates and assumptions. If our projected demand for capital materially increases and our then current and/or projected cash resources have not increased a comparable amount, we may need to modify our existing business plan. If we are ever compelled to adopt measures to conserve cash resources, such measures may negatively impact our results of operations and our short term and/or long term prospects for growth and profitability.

To provide us additional capital for growth and pursue perceived business opportunities, we may from time to time seek to take advantage of favorable trends in equity markets to raise additional capital.

For the six months ended July 2, 2006, we used $30.2 million of cash for operating activities, compared with a cash outflow of $16.1 million for the six months ended July 3, 2005. The operating cash outflow for the first half of 2006 was primarily a result of:

•	the net loss of $16.0 million;
•	an increase in accounts receivable of $5.9 million, reflecting higher sales in the quarter and longer payment terms;
•	an increase in inventories of $5.1 million, reflecting the introduction of WiMAX into our portfolio and the significant increase in order volume;
•	a decrease in customer advances of $9.3 million, reflecting revenues recorded for sales to Yozan in the quarter, from whom we had received advances in prior periods;

•	an increase in other current assets of $2.9 million; and
•	an increase in cash held as collateral for customers of $2.4 million.

The cash outflow was partially offset by:
•	an increase in deferred revenue of $3.7 million; and
•	an increase in accrued expenses of $4.3 million.

Days sales outstanding decreased to 50 days at the end of the second quarter 2006 from 57 at the end of the first quarter 2006, and as compared to 67 days at the end of the second quarter 2005. The decrease from the first quarter 2006 to the second quarter 2006 is mainly the result of improved collections, offset in part by some longer payment terms we have given to our WiMAX OEM resellers. Inventory turns were 6.7 at the end of the second quarter of 2006, compared with 3.1 for the first quarter 2006 and as compared to 4.2 turns for the second quarter of 2005. The improvement in inventory turns is primarily attributable to our recognition of revenues related to the Yozan shipments in the second quarter 2006, together with the charge we took in the quarter for obsolete and excess inventories. Inventory turns will therefore probably be lower in the third quarter of 2006.

The net cash provided by investing activities for the six months ended July 2, 2006 was $2.8 million. The investing cash inflow for the first half of 2006 resulted from our receipt of $5.0 million, net from the acquisition and sales of investment securities, partially offset by our use of $2.2 million for capital equipment purchases.

Our net cash inflow from financing activities for the six months ended July 2, 2006 was $0.5 million generated upon the exercise of stock options.

As of July 2, 2006, our material commitments consisted of obligations on operating leases, repayment of principal and interest owed on the Tekes loans, foreign exchange contracts mentioned below and purchase commitments to our manufacturing subcontractors. These purchase commitments totaled $30.9 million at July 2, 2006 and $24.1 million at July 3, 2005. See the Section below entitled “Subsequent Event - Yozan” for more information regarding our Yozan purchase commitments..

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

We have raised equity in the past and may in the future seek to raise additional equity or debt capital to assist us in financing an acquisition and/or on-going operations of any business that we acquire. Among other securities, we may seek to sell additional shares of common stock, or shares of an existing or newly designated class of preferred stock or debt securities. We have not, as of the date of this report, entered into any definitive financing arrangements other than those described above. There can be no assurances that we will be able to secure equity or debt capital in amounts and on terms acceptable to us. Although we will seek to secure financing on terms and conditions favorable to the Company and its existing shareholders, we may seek to raise capital by issuing securities, which, under certain circumstances, enjoy certain preferences and/or priorities relative to the common stock.

Subsequent Events

Yozan

On June 29, 2006 we issued a press release announcing that we had agreed to amend our supply contract with Yozan. We stated in the press release that the amendment could have an impact on our liquidity, because management anticipated that as a result of the amendment, inventory levels could rise to reflect components already ordered from subcontractors to satisfy the original supply contract, and that the suppliers of that inventory would have to be paid before we are able to find alternative uses for the inventory. Based on its preliminary estimates of the impact of the amendment on our liquidity, management stated that it expected to seek additional working capital of approximately $10 million to bolster liquidity while we carry larger than anticipated inventory balances. Since the amendment of the supply contract, we have developed various estimates and projections regarding the impact of the supply contract amendment upon our operations and assets. See “Comparison of the Quarter….- Revenue” and “-Cost of Revenue” and “Comparison of the Six Months …-Revenue” and “-Cost of Revenue” for a discussion of certain of such estimates and projections.

Preferred Stock Purchase Agreement

On July 28, 2006, we entered into a Preferred Stock Purchase Agreement with Oak. The Purchase Agreement provides for the sale by us to Oak of up to 200,690 shares of newly designated Series B Preferred Stock. See “Subsequent Events - Preferred Stock Purchase Agreement” of the Financial Notes for a more information regarding the Purchase Agreement and the Series B Preferred Stock.

Credit Facility

On August 1, 2006, the Company and its wholly owned subsidiary, Airspan Communications Limited, entered into the Loan and Security Agreement with SVB. For the two year term of the credit line, the Company may, subject to certain adjustments, borrow up to the lesser of (i) $10,000,000 and (ii) 80% of eligible accounts receivable. See “Subsequent Events - Credit Facility” of the Financial Notes for a more information regarding the Credit Facility.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of July 2, 2006 and December 31, 2005, we had cash, cash equivalents, short term investments and restricted cash of $23.1 million and $52.5 million, respectively. These amounts consisted on July 2, 2006 of $16.1 million of highly liquid investments, with more than 75% having purchase to maturity terms of less than 90 days, and $1 million with maturities extending to 165 days. The balance is held in restricted cash. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from July 2, 2006 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

For the three months ended July 2, 2006, 79% of our sales were denominated in U.S. dollars, 19% were denominated in euro and 2% were denominated in Australian dollars. Comparatively, for the three months ended July 3, 2005, 95% of our sales were denominated in U.S. dollars, 2% were denominated in euro and 2% were denominated in Australian dollars. Our total euro denominated sales for the three months ended July 2, 2006 were $8.5 million, which were recorded at an average exchange rate of $1US = €0.7785. Our total Australian dollar denominated sales for the three months ended July 2, 2006 were $0.8 million, which were recorded at an average exchange rate of $1US = AUS$1.3308. If the average exchange rates used had been higher or lower during the three month period ended July 2, 2006 by 10%, they would have decreased or increased the total Australian dollar and euro-denominated sales value by a total of $0.8 million. We expect the proportions of sales in euro and Australian dollars to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not take into account changes in sales volumes.

For the three months ended July 2, 2006, we incurred the majority of our cost of revenue in US dollars.

The Company’s operating results are affected by movements in foreign currency exchange rates against the US dollar, particularly the UK pound sterling and New Israeli Shekel. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and New Israeli Shekels.

During the three months ended July 2, 2006, we paid expenses in local currency of approximately 5.0 million pounds sterling, at an average rate of $1US = 0.5448 pounds sterling. During the three months ended July 2, 2006, we paid expenses in local currency of approximately 19.1 million Israeli Shekels, at an average rate of $1US = 4.6095 Shekels. If the expenses in pounds sterling had not been hedged and the average exchange rates for pounds sterling and Israeli Shekels had been higher or lower for the three month period ended July 2, 2006 by 10%, the total pounds sterling and Israeli Shekel denominated operating expenses would have decreased or increased by $1.0 million and $0.5 million respectively.

To manage our pound foreign currency risk we have, at various times from 2003 through to the end of the second quarter 2006, forecast our likely net spending in non US dollars and, based on these forecasts, we have entered into forward exchange contracts to cover a percentage of the projected exposure. We assess the exposure of the Company to certain currencies on a quarterly basis and we obtain inputs from various financial institutions relating to forecast currency exchange rates. Based on that assessment and forecast exchange rates, we may enter into currency hedges to hedge our expected exposure to those currencies for periods up to twelve months. The amounts we hedge are not expected to exceed forecasted expenditures in those periods. Our forward exchange contracts hedged a percentage of our UK pound sterling expenditure until June 2006. At July 2, 2006 we had no outstanding forward exchange contracts.

The aggregate amount of forward contracts of pounds sterling that matured during the quarter ended July 2, 2006 was 3.0 million pounds sterling, and we paid expenses in local currency of approximately 5.0 million pounds sterling over the same period. If during the second quarter 2006 the average exchange rates had been higher or lower by 10%, the pound-sterling denominated operating expenses would have decreased or increased by $0.4 million.

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

We have from time to time entered into fair value currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than US dollars. There were no fair value currency hedge contracts outstanding at July 2, 2006 or during the second quarter 2006. We will continue to monitor our foreign currency exposures and may modify hedging strategies, as we deem prudent.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, and the similar evaluation undertaken at the end of 2005, the Chief Executive Officer and Chief Financial Officer concluded that as of July 2, 2006, our disclosure controls and procedures were (1) not sufficiently designed to ensure that material information relating to Airspan, including our consolidated subsidiaries, was made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) not effective, in that they did not provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. More specifically, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in the Company’s internal control over financial reporting described in this section below.

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

As a result, management had concluded that, as of December 31, 2005, the Company did not maintain effective internal controls over financial reporting as of such date. This conclusion was based upon management’s determination that the Company’s internal control pertaining to the recording of inventory transactions at its Israeli subsidiary was not effective.

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

Our independent registered public accounting firm, Grant Thornton LLP, audited the consolidated financial statements included in our Annual Report on Form 10-K and issued an attestation report on management’s assessment of our internal control over financial reporting, agreeing with management’s assessment that we did not maintain effective internal control over financial reporting as of December 31, 2005, is based on the COSO criteria.

To address the Company’s material weakness relating to the recording of inventory at the Israeli subsidiary, in the first and second quarters of 2006, we implemented a number of remediation measures:

•	regular quarterly inventory counts in Israel, to be held until we and our auditors are satisfied with the integrity of the inventory management and the count processes;

•	increased oversight by our Finance personnel and senior management in Israel and the United States;

•	improved controls over access to inventory and access to our accounting systems;

•
recruitment in Israel of a new Vice President Operations, Logistics Manager and additional Logistics staff; which has enabled us to upgrade the skills of the employees involved in management of inventories, reorganize responsibilities and improve the level of segregation of duties;

•	moving inventory management to a managed warehouse. Components are now delivered to and shipments to subcontractors are now made from the managed warehouse, resulting in improved internal control; and

•	a change of freight forwarders.

We believe that these steps will be sufficient to remediate the material weaknesses relating to our recording of inventory transactions at the Israeli subsidiary. The inventory count in the second quarter was completed in less than half the time that the previous quarter’s count required and with better controls. The number of line items with differences between the subledger and the count was lower in the second quarter count although still not low enough to enable us to find that the material weakness had been cured. We are continuing to improve processes that will reduce the number of such differences going forward. It is therefore too soon to confirm the effectiveness of these enhanced internal controls. We will continue to monitor the effectiveness of these processes, procedures and controls and will make any further changes management determines are appropriate.

The acquisition of ArelNet in June 2005 represented a material change in internal control over financial reporting in 2005. The acquired ArelNet businesses utilizes separate information and accounting systems and processes and accordingly, its internal controls over financial reporting as of July 2, 2006 are excluded from this assessment of the Company’s internal control over financial reporting, in accordance with the guidance from the Division of Corporation Finance and Office of the Chief Accountant of the Commission contained in the release captioned Frequently Asked Questions (revised October 6, 2004). Management intends to complete its assessment of the effectiveness of internal controls over financial reporting for the acquired ArelNet business by the end of 2006.

Except as described above, there have been no significant changes in Airspan’s internal controls over financial reporting that occurred during Airspan’s second fiscal quarter of 2006 that have materially affected or are reasonably likely to materially affect, Airspan’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than as set forth below.

Our use of the Credit Facility recently entered into with SVB presents certain risks.

Although the Company believes the credit facility will increase the Company’s financial resources and financial flexibility, the Company’s use of the credit facility does present certain risks. The Company’s ability to borrow under the credit facility is a function of, among other things, the Company’s base of eligible accounts receivable and the Advance Rate. If the amount or quality of the Company’s accounts receivable deteriorates or the Advance Rate is adjusted downward, the Company’s ability to borrow under the credit facility will be directly, negatively affected. If there is a downward adjustment in the borrowing base at a time when the Company is unable to, within three business days, repay SVB the amount by which the borrowing base has been decreased, the Company will likely be in default under the Loan Agreement. In addition, as discussed above, the credit facility requires the Company to satisfy certain financial covenants. As a result, the Company cannot provide any assurances that it will be able to borrow under the Loan and Security Agreement at a time when it most needs money to fund working capital or other needs. As noted above, the credit facility also contains various provisions that restrict the Company’s use of cash and operating flexibility. These provisions could have important consequences for the Company, including (i) causing the Company to use a portion of its cash flow from operations for debt repayment and/or service rather than other perceived needs, (ii) precluding the Company from incurring additional debt financing for future working capital or capital expenditures and (iii) impacting the Company’s ability to take advantage of significant, perceived business opportunities, such as acquisition opportunities or to react to market conditions. The Company’s failure to meet financial and other covenants could give rise to a default under the Loan and Security Agreement. In the event of an uncured default, the Loan Agreement provides that all amounts owed to SVB are immediately due and payable and that SVB has the right to enforce its security interest in the Company’s assets.

We face certain risks related to the Yozan contract amendment

On June 29, 2006, we announced an amendment to the terms of a supply agreement, which had provided for us to supply Yozan with $42.9 million of equipment by June 30, 2006. Under the amendment, approximately $16.8 million of equipment already delivered against cash payments of the same amount are deemed accepted; approximately 40% of the remaining deliveries will be delayed and are subject to revised payment and other terms; and the balance of the remaining deliveries are subject to mutually satisfactory renegotiation and may be cancelled. Yozan and we have not yet reached a definitive agreement with respect to previously ordered but not yet delivered equipment. We face the risk that Yozan will materially delay or cancel future equipment orders. Accordingly, in the second quarter of 2006, we incurred a $4.4 million inventory expense provision. This charge reflects our estimate of the most probable amount of excess inventories and purchase commitments (net of amounts that are cancelable), based on the amount we expect to deliver to Yozan under the amended supply contract. It is possible that the amount of the charge will increase in the future if either, Yozan does not fully resume purchases at the levels anticipated under the amended supply contracts or our estimates regarding our ability to cancel certain component orders and/or to use or sell any excess inventory prove to be inaccurate.

The Company’s projected demand for capital in future periods may change quickly and may adversely affect the Company’s results of operations and/or prospects

The Company recognizes that its projected demand for capital in future periods may change quickly due to a variety of factors, estimates and assumptions. If the Company’s projected demand for capital materially increases and the Company’s then current and/or projected cash resources have not increased a comparable amount, the Company may need to modify its existing business plan. If the Company is ever compelled to adopt measures to conserve cash resources, such measures may adversely affect the Company's results of operations and the Company’s short term and/or long term prospects for growth and profitability.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (the “Annual Meeting”) was held at Airspan’s offices in Boca Raton, Florida, on May 24, 2006 for the following purposes:

•	To elect seven members to Airspan’s Board of Directors to hold office until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified; and

•	To consider and vote upon a proposal to approve of and ratify the selection of Grant Thornton, LLP as the Company's independent auditors for the fiscal year ending December 31, 2006.

The number of outstanding shares of the Company’s Common Stock and Series A Preferred Stock as of March 30, 2006, the record date for the Annual Meeting, was 39,863,331 and 73,000, respectively. 36,358,364 shares of Common Stock and 73,000 shares of Series A Preferred Stock were represented in person or by proxy at the Annual Meeting.

Pursuant to the Company’s Articles of Incorporation, shareholders are entitled to one vote for each share of Common Stock and 86 votes for each share of Series A Preferred Stock.

The following directors were elected at the Annual Meeting: (i) Matthew J. Desch, (ii) Eric D. Stonestrom, (iii) Thomas S. Huseby, (iv) David A. Twyver, (v) Guillermo Heredia, (vi) Michael T. Flynn and (vii) Randall E. Curran.

The following table sets forth the number of votes cast for, against, or withheld for each director nominee, as well as the number of abstentions and broker non-votes as to each such director nominee:

Director Nominee	Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions	Broker Non-Votes
Matthew J. Desch	41,498,722	-	1,137,642	-	-
Eric D. Stonestrom	42,181,896	-	454,468	-	-
Randall E. Curran	42,206,400	-	429,964	-	-
Michael T. Flynn	42,207,080	-	429,284	-	-
Guillermo Heredia	42,198,150	-	438,214	-	-
Thomas S. Huseby	41,879,981	-	756,383	-	-
David A. Twyver	42,204,680		431,684

With respect to the proposal to approve of and ratify the selection of Grant Thornton, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006: (i) 42,563,866 votes were cast for such proposal, (ii) 30,548 votes were cast against such proposal and (iii) 41,950 shares abstained from voting on such proposal. No votes were withheld nor were there any broker non-votes with respect to such proposal. Accordingly, the proposal to approve of and ratify Grant Thornton, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006, was approved by the shareholders.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Airspan (1)
3.2	Articles of Amendment to the Articles of Incorporation (2)
3.3	Amended and Restated Bylaws of Airspan (3)
4.1	Form of Airspan’s common stock certificate (4)
10.1	1998 Stock Option and Restricted Stock Plan (4)
10.2	2000 Employee Stock Purchase Plan, as amended (4)
10.3	Employment Agreement with Eric Stonestrom (4), (5)
10.4	Employment Agreement with Jonathan Paget (4), (5)
10.5	Employment Agreement with Peter Aronstam, as amended (5), (7)
10.6	2001 Supplemental Stock Option Plan (6)
10.7	Employment Agreement with Henrik Smith-Petersen (5), (7)
10.8	Employment Agreement with Arthur Levine (5)
10.9	2003 Supplemental Stock Option Plan (3)
10.10	Airspan Omnibus Equity Compensation Plan (1)
10.11	Purchase and License Agreement, dated as of December 28, 2004, by and between Airspan Communications Limited and Axtel S.A. de C.V. ** (12)
10.12	Technical Assistance Support Services Agreement for FWA Equipment, dated as of February 14, 2003, by and between Nortel Networks UK Limited and Axtel, S.A. de C.V. (8)**
10.13	Preferred Stock Purchase Agreement, dated as of September 10, 2004 among Airspan Networks, Inc. and Oak Investment Partners XI, Limited Partnership (9)
10.14	Amendment to Preferred Stock Purchase Agreement (10)
10.15	Amendment Agreement No. 3 to FWA TASS, dated as of December 28, 2004, between Airspan Communications Limited and Axtel S.A. de C.V. (11) **
10.16	Purchase Contract, dated April 14, 2005, by and between Yozan Incorporated and Airspan Communications Limited (13)(14)
10.17	Supplement to Purchase Contract, dated August 15, 2005, by and between Yozan Incorporated and Airspan Communications Limited (13)(14)
10.18	2nd Purchase Contract, dated September 13, 2005, by and between Yozan Incorporated and Airspan Communications Limited (13)(14)
10.19	Amendment of 1st and 2nd Purchase Contracts, dated October 6, 2005, by and between Yozan Incorporated and Airspan Communications Limited (13)(14)
10.20	Amendment of 2nd Purchase Contracts, dated February 25, 2006, by and between Yozan Incorporated and Airspan Communications Limited (13)(14)
10.21	Memorandum of Understandings, dated February 25, 2006, by and between Yozan Incorporated and Airspan Communications Limited (13)(14)
10.22	Airspan Code of Business Conduct (13)
10.23	Memorandum of Understandings, dated June 23, 2006, by and between Yozan Incorporated and Airspan Communications Limited (15)
10.24	Preferred Stock Purchase Agreement, dated July 28, 2006 among Airspan Networks, Inc. and Oak Investment Partners XI, Limited Partnership (16)
10.25	Loan and Security Agreement dated August 1, 2006 among Silicon Valley Bank, Airspan Networks Inc and Airspan Communications Ltd (17)
10.26	Employment Agreement with Alastair Westgarth* (5)
10.27	Compromise Agreement, dated as of June 8, 2006, by and between Airspan Communications Ltd. and Jonathan Paget (5), (18)
10.28	Written Summary of the Company’s Non-Employee Director Compensation Plan (19)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

*	Filed herewith
**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
***	Furnished herewith

1	Incorporated by reference to Airspan’s Form 10-Q for the quarter ended April 4, 2004.
2	Incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004.
3	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2003.
4	Incorporated by Reference to Airspan’s Registration Statement on Form S-1 (333-34514) filed July 18, 2000
5	Management Agreement or Compensatory Plan or Arrangement
6	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2000
7	Incorporated by Reference to Airspan’s Form 10-K for the year ended December 31, 2002
8.	Incorporated by reference by the Company’s report on Form 8-K/A filed on July 6, 2004.
9	Incorporated by reference to the Company’s report on Form 8-K filed on September 13, 2004.
10	Incorporated by reference to the Company’s report on Form 8-K filed on September 27, 2004.
11	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004.
12	Incorporated by reference to the Company’s report on Form 8-K filed on June 9, 2005.
13	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.
14	Portions of this document have been omitted and were filed separately with the SEC on March 30, 2006 pursuant to a request for confidential treatment.
15	Incorporated by reference to the Company’s report on filed on June 29, 2006. Portions of this document have been omitted and were filed separately with the SEC on June 29, 2006.
16	Incorporated by reference to the Company’s report on Form 8-K filed on July 31, 2006.
17	Incorporated by reference to the Company’s report on Form 8-K filed on August 7, 2006.
18	Incorporated by reference to the Company’s report on Form 8-K filed on July 25, 2006
19	Incorporated by reference to the Company’s report on Form 8-K filed on July 31, 2006

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRSPAN NETWORKS, INC.

Date: August 11, 2006	By:	/s/ PETER ARONSTAM

Name: Peter Aronstam Title: Chief Financial Officer