Form 10-Q
period 2006-10-01
AIRSPAN NETWORKS INC
filed 2006-11-13
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2006
Common Stock, $.0003 par value per share	40,385,882 shares

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
AIRSPAN NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except for share and per share data)

	December 31, 2005 (1)	October 1, 2006
		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$44,140	$38,178
Restricted cash	2,290	1,280
Short term investments	6,020	1,008
Accounts receivable, less allowance for doubtful accounts of $3,519 at December 31, 2005 and $4,816 at October 1, 2006	24,348	24,422
Unbilled accounts receivable	273	2,018
Inventory	16,850	23,365
Prepaid expenses and other current assets	3,722	6,314
Total Current Assets	97,643	96,585
Property, plant and equipment, net	5,268	6,044
Goodwill	10,231	10,231
Intangible assets, net	3,865	3,040
Other non-current assets	3,445	3,460
Total Assets	$120,452	$119,360
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$24,678	$23,975
Accrued taxes	1,156	760
Deferred revenue	1,514	2,720
Customer advances	13,935	4,576
Other accrued expenses	13,113	14,610
Current portion long term debt	96	-
Total Current Liabilities	54,492	46,641

Non Current Liabilities
Long term debt	1,296	1,493
Accrued interest on long term debt	53	133
Total Non Current Liabilities	1,349	1,626

Stockholders’ Equity
Preferred stock, $0.0001 par value; 74,200 Series A Preferred shares authorized at December 31, 2005 and October 1, 2006 and 0 and 250,000 Series B Preferred shares authorized at December 31, 2005 and October 1, 2006 respectively: 73,000 Series A Preferred shares issued at December 31, 2005 and 200,690 Series B Preferred shares issued at October 1, 2006	-	-
Common stock, $0.0003 par value; 100,000,000 shares authorized at December 31, 2005 and October 1, 2006: 39,768,271 issued at December 31, 2005 and 40,230,342 issued at October 1, 2006	12	12
Note receivable - stockholder	(87)	(87)
Additional paid in capital	267,426	308,041
Accumulated other comprehensive income	(130)	-
Accumulated deficit	(202,610)	(236,873)
Total Stockholders’ Equity	64,611	71,093
Total Liabilities and Stockholders’ Equity	$120,452	$119,360

(1) Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements

AIRSPAN NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share and per share data)

	Quarter End		Year-to-Date
	October 2, 2005	October 1, 2006	October 2, 2005	October 1, 2006
	(unaudited)		(unaudited)
Revenue	$30,545	$27,303	$73,072	$96,538
Cost of revenue	(21,462)	(20,047)	(51,711)	(74,119)
Gross profit	9,083	7,256	21,361	22,419
Operating expenses:
Research and development	5,398	6,065	15,058	18,850
Sales and marketing	2,858	4,051	8,105	13,582
Bad debt provision	307	297	802	1,548
General and administrative	3,223	4,072	9,046	12,154
Amortization of intangibles	337	276	593	826
Restructuring provision	-	1,528	1,150	1,528
Total operating expenses	12,123	16,289	34,754	48,488
Loss from operations	(3,040)	(9,033)	(13,393)	(26,069)
Interest expense	-	(78)	-	(162)
Interest and other income	345	5	1,068	885
Loss before income taxes	(2,695)	(9,106)	(12,325)	(25,346)
Income tax credit/(charge)	567	(17)	562	262
Net loss before deemed dividend	(2,128)	(9,123)	(11,763)	(25,084)
Deemed dividend associated with issuance of preferred stock	-	(9,179)	-	(9,179)
Net loss attributable to common stockholders	$(2,128)	$(18,302)	$(11,763)	$(34,263)
Net loss attributable to common stockholders per share - basic and diluted	$(0.05)	$(0.46)	$(0.30)	$(0.86)
Weighted average shares outstanding- basic and diluted	39,396,155	40,137,526	38,677,301	39,924,492

The accompanying notes are an integral part of these condensed consolidated financial statements

AIRSPAN NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year-to-date
	October 2, 2005	October 1, 2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,763)	$(25,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,894	2,793
Loss on sale of fixed assets	19	-
Stock compensation	251	1,829
Accrued interest on long term debt	-	(101)
Revaluation of long term debt	-	200
Change in operating assets and liabilities:
Decrease/(increase) in receivables	(281)	(74)
Decrease/(increase) in inventories	(1,737)	(6,515)
Decrease/(increase) in other current assets	605	(4,207)
(Decrease)/increase in accounts payable	(5,190)	(703)
Increase in deferred revenue	1,314	1,206
Increase/(decrease) in customer advances	5,996	(9,359)
(Decrease)/increase in accrued expenses	(1,887)	1,183
(Increase)/decrease in long-term accounts receivable	305	-
Increase in other non current assets	(102)	(15)
Restricted cash movement	138	1,010
Net cash used in operating activities	(10,438)	(37,837)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,958)	(2,744)
Acquisition of ArelNet (net of cash acquired)	(4,242)	-
Purchase of investment securities	-	(2,005)
Proceeds from sale of investment securities	-	7,017
Net cash from/(used in) investing activities	(6,200)	2,268
CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options	653	583
Net proceeds from sale of common stock	485	332
Proceeds from sale of Series “B” preferred stock, net of issuance costs	-	28,692
Net cash from financing activities	1,138	29,607
Decrease in cash and cash equivalents	(15,500)	(5,962)
Cash and cash equivalents, beginning of period	66,296	44,140
Cash and cash equivalents, end of period	$50,796	$38,178

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$24
Taxes paid	$-	$21

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

Each of our wireless systems utilizes digital radio technology, which provides either wide- or local-area coverage, robust security and resistance to fading. These systems can be deployed rapidly and cost effectively, providing an attractive alternative or complement to traditional copper wire, cable, or fiber-optic communications access networks. Our products also include software tools that optimize geographic coverage of our systems and provide ongoing network management. To facilitate the deployment and operation of our systems, we also offer network installation, training and support services. A more complete description of our various wireless access systems is provided below. Our broadband wireless systems have been installed by more than 350 network operators in more than 100 countries.

Our product portfolio is comprised of a variety of products which operate based on (i) proprietary technologies we or others have developed and patented, (ii) WiMAX standards or (iii) WiFi standards. Our product portfolio also includes VoIP products.

Products Based Upon Proprietary Technologies

Our earliest products were developed and sold originally to provide wireless voice connections between network operators and their end customers. Product enhancements introduced in 1998 enabled us to offer both voice and data connectivity over a single wireless link. We have continued to develop the capabilities and features of the original products, and today we sell them as the AS4000 and AS4020 products, in systems capable of delivering high-capacity broadband data with carrier-quality voice connections to operators globally.

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

In December 2003, we acquired the fixed wireless access business of Nortel Networks known as “Proximity” for $13.1 million in cash. The Proximity products enable operators to provide carrier class circuit switched voice and data services using Time Division Multiple Access (“TDMA”) technology. We acquired inventory relating to the Proximity business as well as existing assets associated with the manufacture, development and support of the Proximity product line. We also assumed the product supply obligations associated with customer contracts and certain other liabilities and obligations along with the workforce then directly employed in the Proximity business.

Products Based on WiMAX Standards

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

Where we refer in this document to “WiMAX” products, we are referring to both WiMAX Forum CertifiedTM products (those products that been certified as meeting the standards established by the WiMAX Forum) and non-certified products that we believe we have manufactured according to those standards but which may or may not become WiMAX Forum CertifiedTM products in the future.

AS.MAX Product Portfolio

Our first products based on WiMAX standards, part of our “AS.MAX” product portfolio, were introduced in March 2005. “AS.MAX” is a portfolio of WiMAX systems comprising Base Stations and Customer Premise Equipment (“CPEs”) based on the 802.16 standard. As of the date of this report, we have available three primary types of Base Stations - the MacroMAX base station, the MicroMAX base station and the HiperMAX base station - and two types of CPEs - the indoor self-installable EasyST, and the outdoor mounted ProST.

The AS.MAX product range is designed to serve both:

•  our traditional fixed point-to-multipoint BWA market; and

•  new markets, such as the BWA market for nomadic and portable, and eventually mobile, applications

In March 2006, we announced that the MacroMAX base station and the EasyST CPE had been certified in the 3.5GHz band by the WiMAX Forum as meeting the standards required by the IEEE for interoperability.

In June 2006, we announced the availability of the AS.MAX MicroMAX base station and ProST Wi-Fi access point for deployment in the Public Safety and Municipal Wireless markets in the USA. The system is available in the licensed 4.9GHz band for Public Safety applications and in the unlicensed 5.8GHz band for Municipal Wireless systems. By combining 802.11 Wi-Fi for access and 802.16 WiMAX for backhaul in a single integrated package, we provide the benefits of WiMAX range, capacity and quality of service together with the flexibility of Wi-Fi at no extra cost.

In October 2006, we announced that the MicroMAX base station had been certified in the 3.5GHz band by the WiMAX Forum as meeting the standards required by the IEEE for interoperability.

In October 2006, we announced the launch of our HiperMAX base station portfolio. The HiperMAX base station is based on an industry-leading design that uses a fully Software Defined Radio (SDR) that enables network operators to use the platform for either mobile or fixed WiMAX services. HiperMAX products also allow for simultaneous mobile and fixed operation from the same baseband and radio transceiver hardware.

Products Based on WiFi Standards

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

Voice Over Internet Protocol (VoIP) Products

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

CONTINGENCIES

Warranty

We provide a limited warranty for periods, usually ranging from twelve to twenty-four months, to all purchasers of our new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and other relevant factors, including “back to back” warranty coverage provided by our contract manufacturers. Management believes that the amounts provided for are sufficient for all future warranty costs on equipment sold through October 1, 2006 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in our product warranty liabilities was as follows for the nine months ended October 1, 2006.

	Balance at beginning of period	Accrual for warranties issued during the period	Changes in accruals related to pre-existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period
Nine months ended October 1, 2006
Product warranty liability	$410	$1,008	$237	$(572)	$1,083

Other guarantees

We had delivered to our landlords and customers bank guarantees aggregating to $3,119 at December 31, 2005 and $5,008 at October 1, 2006. The increase in other guarantees during the nine month period ended October 1, 2006 occurred primarily as a result of new guarantees being issued to two of our key customers, Yozan, Inc. (“Yozan”) and Axtel S.A. de C.V. (“Axtel”), to support the performance under our contracts with these customers. The foregoing figures represent the maximum potential amount of future payments we could be required to make under these guarantees. The guarantees secure our payment or performance obligations under contracts. In some instances, we have collateralized these guarantees by means of standby letters of credit issued under our line of credit with Silicon Valley Bank ($2,851). In other cases, we have pledged cash to the issuing banks as collateral for the guarantees in the same amounts as the guarantees. Where the cash has been pledged for guarantees that expire in less than one year, we have classified these pledges as Restricted cash ($1,020 in aggregate). Where the guarantees have maturities greater than one year, the cash pledged as collateral has been classified as Other non-current assets ($1,137). For further discussion regarding our restricted cash balance, see “Management’s Discussion & Analysis - Liquidity and Capital Resources. We have not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote. These guarantees will all expire before the end of 2010, with the majority expiring by the first quarter of 2007.

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

REVENUE RECOGNITION

Our material revenue streams are the result of a range of activities. Management must use significant judgment in determining how to apply the current accounting standards and interpretations. Our revenues may fluctuate from period to period based on the mix of products sold and services provided as well as the customers involved.

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

Subject to the more specific revenue recognition policies discussed below, we recognize revenue when all of the following conditions are met:

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

Software sales: Many of our products include software that is embedded in our hardware at delivery. The software is usually incidental to the hardware. However, in those cases in which it is more than incidental and is a significant factor in the customer’s decision to acquire the product, such as where the transaction includes obligations to upgrade or enhance the software, we apply software revenue recognition rules to determine the amount and timing of revenue recognition. In multiple element arrangements where software is considered more than incidental, the fair value of an undelivered element is determined using vendor-specific objective evidence (See the Section below entitled - “Revenue Arrangements that include Multiple Elements”).

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

Contract Accounting: When the Company performs a specific development type contract for a customer subject to contract accounting under SOP 81-1, we may adopt the percentage-of-completion method or the completed-contract method to recognize revenues under the contract. Alternatively, where contracts under which separate units of output are produced, where progress can be measured on the basis of units of work completed, output is used to measure results directly and is generally the best measure of progress toward completion in circumstances in which a reliable measure of output can be established and the agreement contains milestones at which nonrefundable payments will be made by the customer.

STOCK COMPENSATION

At October 1, 2006, we had three stock option plans as well as the 2004 Omnibus Equity Compensation plan and the 2000 Employee Stock Purchase Plan (“ESPP”). Awards under the 2004 Omnibus Equity Compensation Plan may be made to participants in the form of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Awards, Performance Shares, Other Stock-Based Awards and others forms of equity based compensation as may be provided and are permissible under this Plan and the law. Employee stock options granted under all of the plans generally vest over a four-year period and expire on the tenth anniversary of their issuance. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified performance conditions and/or the passage of time. Awards of restricted stock that vest only by the passage of time will generally fully vest after four years from the date of grant. At October 1, 2006, the Company had reserved a total of 9,259,039 shares of its common stock for issuance under the above plans.

Prior to January 1, 2006, we accounted for awards issued under these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. In all periods shown prior to January 1, 2006, we valued stock-based employee compensation using the intrinsic value method. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share-Based Payment (SFAS 123(R)). This Statement eliminates the use of the intrinsic value method described in APB Opinion No. 25, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

We adopted SFAS 123(R) as of January 1, 2006, the first day of fiscal year 2006 using the modified prospective transition method. Our consolidated financial statements for the first nine months of fiscal 2006 reflect the impact of SFAS 123(R). The consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The adoption of this statement has resulted in higher reported operating expenses for the first nine months of 2006 and will result in higher reported operating expenses in our future financial statements. Share-based compensation expense recognized under SFAS 123(R) for the third quarter of fiscal 2006 was $585 and for the first nine months of fiscal 2006 was $1,843.

The following table summarizes share-based compensation expense under SFAS 123(R) for the three and nine months ended October 1, 2006 and under APB 25 for the three and nine months ended October 2, 2005, which was allocated as follows (in thousands):

	Quarter Ended October 2, 2005	Quarter Ended October 1, 2006	Nine Months Ended October 2, 2005	Nine Months Ended October 1, 2006
Research and development	$16	$145	$32	$511
Sales and marketing	27	171	60	635
General and administrative	57	265	157	667
Stock-based compensation expense included in operating expense	100	581	249	1,813
Cost of sales	2	4	2	30
Total stock-based compensation	$102	$585	$251	$1,843

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in our consolidated statement of operations over the requisite service periods. Share-based compensation expense recognized in our consolidated statement of operations for the first nine months of fiscal 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123,“Accounting for Stock Based Compensation”, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based awards is recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

All options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. There was no stock-based compensation cost reflected in net income in 2005 related to these stock option plans. In the third quarter of 2006 and the first nine months of 2006, we recognized stock-based compensation costs in net income related to these stock option plans of $499 and $1,525 respectively.

The summary of the changes in stock options outstanding under the Company’s stock based compensation plans during the nine months ended October 1, 2006 is presented below:

	Nine months ended October 1, 2006
	Number of Shares	Weighted- Average Exercise Price
Options:
Outstanding at beginning of period	5,291,679	$4.00
Granted	1,124,150	$4.03
Forfeited	(258,481)	$5.53
Exercised	(308,073)	$1.90
Outstanding at end of period	5,849,275	$4.05
Exercisable at end of period	3,541,145	$3.78

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of October 1, 2006:

	Outstanding options			Exercisable options
		Weighted average			Weighted
	Number	Exercise price	Remaining contractual life in years	Number	average Exercise price
Exercise Price ranges
$0.30-0.80	679,713	$0.48	5.19	672,380	$0.48
0.87-1.95	636,050	1.77	6.44	435,883	1.71
2.00-2.80	626,296	2.35	8.64	197,271	2.25
2.81-4.12	935,101	3.50	6.26	642,920	3.31
4.22-4.38	673,552	4.37	5.03	660,750	4.37
4.55-5.08	883,819	5.00	8.27	342,792	5.03
5.14-6.00	685,328	5.85	5.85	327,380	5.87
6.01-7.50	527,750	6.30	8.72	60,104	7.29
9.60	48,333	9.60	3.70	48,332	9.60
15.00	153,333	15.00	3.82	153,333	15.00
Total	5,849,275	$4.05	6.66	3,541,145	$3.78

As of October 1, 2006, the weighted average remaining contractual life of options exercisable was 5.4 years and their aggregate intrinsic value was $1,998. The total intrinsic value of options exercised during the nine months ended October 1, 2006 was $1,111. Cash received from stock option exercises for the nine months ended October 1, 2006 was $584. Because we maintained a full valuation allowance on our U.S. deferred tax assets, we did not recognize any tax benefit related to stock based compensation expense for the nine months ended October 1, 2006.

During 2006, a total of 50,596 restricted shares were granted to employees, all of which vest based on the passage of time. A total expense of $66 was recorded for the nine months ended October 1 related to these shares and those issued in 2005. The summary of the changes in restricted stock outstanding during the nine months ended October 1, 2006 is presented below:

	Nine Months Ended October 1, 2006
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested balance at beginning of period	100,000	$4.12
Granted	50,596	$5.67
Forfeited	(3,312)	$5.80
Vested	(24,692)	$4.14

Nonvested balance at end of period	122,592	$5.21

As of October 1, 2006, there was $4,756 of unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 2.72 years. Also, as of October 1, 2006, there was $289 of unrecognized compensation expense related to restricted stock awards that will be recognized over the weighted average period of 3.07 years. A total of 122,592 nonvested restricted shares are scheduled to vest based on passage of time and an additional 124,221 of shares will be issued beginning in 2007 if certain performance conditions are achieved, which we consider to be unlikely.

Under our ESPP, eligible employees may purchase shares of common stock through payroll deductions. 208,102 shares were issued under the ESPP during the nine months ended October 1, 2006.

Pro Forma Share-Based Compensation under SFAS 123 for Fiscal 2005

Had (i) compensation expense for our stock option plans and employee stock purchase plan been determined based on the Black-Scholes valuation method; and (ii) the fair value at the grant date for awards in the third quarter of fiscal 2005 and the first nine months of fiscal 2005 been determined consistent with the provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” our net loss and net loss per share for the third quarter of fiscal 2005 and the first nine months of fiscal 2005 would have changed by the pro forma amounts indicated below (in thousands, except per share data):

	Quarter Ended October 2, 2005	Nine Months Ended October 2, 2005
Net loss applicable to common stockholders — as reported	$(2,128)	$(11,763)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(619)	(1,840)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	102	251

Net loss applicable to common stockholders — pro forma	$(2,645)	$(13,352)

Basic and diluted net loss per share — as reported	$(0.05)	$(0.30)

Basic and diluted net loss per share — pro forma	$(0.07)	$(0.35)

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R) and SFAS 123

The weighted average fair value of each restricted stock share granted under our equity compensation plans for the first nine months of fiscal 2005 was $4.14 and for the first nine months of 2006 was $5.67. The fair value of each restricted stock award is estimated on the date of grant using the intrinsic value method.

The weighted average fair value of each option granted during the first nine months of fiscal 2005 and the first nine months of fiscal 2006 was $2.83 and $2.63, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model, using the following weighted average assumptions for the first nine months of fiscal 2005 and of fiscal 2006:

	Nine Months Ended
	October 2, 2005	October 1, 2006

Expected volatility	82%	85%
Risk-free interest rate	3.82%	4.74%
Expected life (years)	4	5
Expected dividend yield	0%	0%

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

INVENTORY

Inventory consists of the following:

	December 31,	October 1,
	2005	2006
		(unaudited)
Purchased parts and materials	$9,743	$14,590
Work in progress	1,198	1,175
Finished goods and consumables	16,395	20,619
Inventory provision	(10,486)	(13,019)
	$16,850	$23,365

Inventories are stated at the lower of cost or market value. Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

•	Raw materials, consumables and finished goods — average cost

•	Work in progress— cost of direct materials and labor.

ACCRUED RESTRUCTURING CHARGES

In the fourth quarter of 2002, the decision was made to completely outsource all of our manufacturing. As a result, a $1.0 million restructuring charge was recorded for the closure of our Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $0.4 million was recognized as restructuring in the income statement in the fourth quarter of 2003 as we reassessed the ability to sublease the Riverside facility. During the second quarter of 2005, we recognized an additional restructuring charge of $1.2 million for additional costs expected to be incurred related to certain facility charges in respect of buildings in the UK. The total amount expected to be incurred as a result of the closure of the Riverside facility was $2.5 million as shown in the table below.

	Total expected to be incurred	Incurred during the quarter ended October 1, 2006	Cumulative incurred at October 1, 2006
	(unaudited)	(unaudited)	(unaudited)

Contract termination costs	$2,425	$-	$1,145
Other associated costs	82	-	38

	$2,507	$-	$1,183

Included in the remaining costs to be incurred is the estimated cost to repair “dilapidations” at our Riverside facility. The final cost of these dilapidations will depend on the lessor’s intended use for this facility, and the estimates will be revised accordingly once this intention is disclosed to us. Currently, the lessor expects us to refurbish the facility, and accordingly, we have accrued the estimated total cost of this refurbishment. However, if the lessor should subsequently decide to demolish the building and completely rebuild on this site, our costs could be materially lower. We are currently in a negotiation with the lessor to reach a possible settlement. All cash outflows in connection with this restructuring are expected to occur by the end of 2007.

	Balance at					Balance
	beginning of		Restructuring			at end of
	period		charge		Utilized	period
	(unaudited)		(unaudited)		(unaudited)	(unaudited)
Three months ended October 1, 2006
Contract termination costs	$1,280		-		-	$1,280
Other associated costs	44		-		-	44
	$1,324		-		-	$1,324

Nine months ended October 1, 2006
Contract termination costs	$1,436		-		$(156)	$1,280
Other associated costs	50		-		(6)	44
	$1,486		-		$(162)	$1,324

Year ended December 31, 2005	(audited	)	(audited	)	(audited )	(audited	)
Contract termination costs	$599		$1,150		$(313)	$1,436
Other associated costs	61		-		(11)	50
	$660		$1,150		$(324)	$1,486

In the third quarter of 2006, we recorded restructuring charges of $1.5 million, to reflect the company-wide restructuring program we commenced in July 2006, the goal of which is to reduce operating expenses. The total cost expected to be incurred as part of this restructuring program is $1.8 million as set out in the table below:

	Total expected to be incurred	Incurred during the quarter ended October 1, 2006	Cumulative incurred at October 1, 2006
	(unaudited)	(unaudited)	(unaudited)

One-time termination benefits	$1,631	$1,337	$1,337
Other associated costs	191	191	191

	$1,822	$1,528	$1,528

The cost reduction will be accomplished primarily as a result of reduction in worldwide headcount. As of the end of the third quarter, we had given notice of termination that will result in a reduced headcount by approximately 17% compared to levels at the end of the second quarter. We expect to complete the restructuring by the end of the fourth quarter. We estimate that this will result in a restructuring charge in the fourth quarter of approximately $0.3 million. The restructuring will result in a direct cash outlay in the fourth quarter and the first quarter of 2007. Once the program is completed, we project we will be able to realize annual cost savings of approximately $7-$8 million relative to the cost structure that existed at the end of the second quarter of 2006. Despite our efforts to prepare reliable projections, we recognize that our forecasts may prove to be imprecise due to unforeseen events, including unanticipated expenses or difficulties associated with reducing our workforce, requiring retained staff members to assume additional responsibilities and/or reorganizing our operations to more cost efficiently produce a given level of product revenue.

The restructuring charges and their utilization are summarized as follows:

	Balance at			Balance
	beginning of	Restructuring		at end of
	period	charge	Utilized	period
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Three months ended October 1, 2006
One time termination benefits	-	$1,337	$(734)	$603
Other associated costs	-	191	(191)	-
	-	$1,528	$(925)	$603

Nine months ended October 1, 2006
One time termination benefits	-	$1,337	$(734)	$603
Other associated costs	-	191	(191)	-
	-	$1,528	$(925)	$603

GEOGRAPHIC INFORMATION

As a developer and supplier of broadband wireless communications access systems and solutions, Airspan has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. The majority of our revenue is generated from products manufactured in the United Kingdom, Mexico, Israel and Finland, with additional revenue generated from sales of original equipment manufacturer’s (OEM) products.

 An analysis of revenue by location of the customer is given below:

	Quarter End		Year-to-Date
	October 2, 2005	October 1, 2006	October 2, 2005	October 1, 2006
	(unaudited)		(unaudited)
USA and Canada	$2,485	2,646	5,867	6,753
Asia	2,957	5,830	8,339	30,408
Europe	3,880	3,783	7,326	18,042
Africa and the Middle East	902	1,451	4,061	3,109
Mexico, Latin America and Caribbean	20,321	13,593	47,479	38,226
	$30,545	27,303	73,072	96,538

COMPREHENSIVE LOSS

Total comprehensive loss was $2,128 for the quarter ended October 2, 2005 and $18,302 for the quarter ended October 1, 2006 comprising:

	Quarter End		Year-to-Date
	October 2, 2005	October 1, 2006	October 2, 2005	October 1, 2006
	(unaudited)		(unaudited)
Net loss	$(2,128)	$(18,302)	$(11,763)	$(34,263)
Other comprehensive income/(loss):
Movement in the fair value of cash flow hedges
- unrealized gain on foreign currency cash flow hedges	-	-	-	-
- reclassification of adjustment for gains realized in net loss	-	-	(418)	130
Comprehensive loss	$(2,128)	$(18,302)	$(12,181)	$(34,133)

 NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Net loss attributable to common stockholders per share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options and or common stock to be issued on the conversion of Series B Preferred stock are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

	Quarter End		Year-to-Date
	October 2, 2005	October 1, 2006	October 2, 2005	October 1, 2006
Numerator:
Net loss attributable to common stockholders	$(2,128)	$(18,302)	$(11,763)	$(34,263)
Denominator:
Weighted average common shares outstanding basic and diluted	39,396,155	40,137,526	38,677,301	39,924,492
Net loss attributable to common stockholders per share- basic and diluted	$(0.05)	$(0.46)	$(0.30)	$(0.86)

There were 5,359,802 stock options outstanding at October 2, 2005 and 5,849,275 stock options outstanding at October 1, 2006 that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method for stock options. The convertible preferred stock referred to in ISSUANCE OF SERIES B PREFERRED STOCK was also excluded from the computation of diluted net loss per share as its effect was antidilutive. There were 100,000 nonvested shares of restricted stock at October 2, 2005 and 122,592 nonvested shares at October 1, 2006 that were excluded from the computation of diluted net loss per share as their effect was antidilutive.

On September 25, 2006, the Company consummated the private sale (the “Private Placement”) of 200,690 shares of Series B Preferred Stock (the “Shares”) to Oak Investment Partners XI Limited Partnership (“Oak”). Oak received 100,000 of the Shares in exchange for a $29 million cash investment and 100,690 of the Shares in exchange for Oak’s transfer to the Company of all 73,000 shares of Series A Preferred Stock held by Oak prior to the closing of the Private Placement, or 1.379 of the Shares for each share of Series A Preferred Stock transferred by Oak to the Company. The terms of the transaction are more fully described below in - ISSUANCE OF SERIES B PREFERRED STOCK

The issuance to Oak resulted in a non-cash charge of $9,179 for a deemed dividend, comprised of $8,279 related to the Shares issued in respect of Oak’s exchange of its Series A Preferred Stock and $900 related to the Shares issued in respect of Oak’s cash investment.

Oak, by exchanging its Series A Preferred Stock for the new Series B Preferred Stock in connection with the Private Placement, will receive on conversion of the Series B Preferred Stock a larger number of common shares than the number of common shares they would have received on conversion of the Series A Preferred Stock. When convertible preferred stock is exchanged for other securities issued by the registrant pursuant to an inducement offer, according to the relevant accounting principles, the transaction is deemed to be a conversion and the excess of the fair value of the newly issued securities and other consideration transferred over the fair value of the previously outstanding convertible preferred stock should be subtracted from net earnings to arrive at net earnings available to common shareholders. The fair value of the newly issued securities and the previously outstanding convertible preferred stock is determined by reference to the fair value of the shares of common stock issuable upon conversion of such securities. Accordingly, the Private Placement resulted in a charge for a deemed dividend that reduced net income available to common stockholders. The amount of the charge $8,279 was calculated by multiplying the closing price of the Company’s common stock on the NASDAQ on September 25, 2006, the date of the closing of the Private Placement ($2.99), by 2,769,000, the number of additional common shares that are potentially issuable upon conversion of the 100,690 shares issued to Oak in exchange for the 73,000 shares of Series A Preferred Stock.

In addition, the issuance of the 100,000 Series B shares in respect of Oak’s cash investment with a conversion price of $2.90 compared to the closing price of $2.99 represents a beneficial conversion and resulted in an additional deemed dividend of $900 on the 10,000,000 shares of common stock that are potentially issuable. Total deemed dividend is $9,179.

The charge for a deemed dividend was accounted for as a reduction in net income available to common shareholders, and it created an offsetting credit in Additional Paid in Capital.

ISSUANCE OF SERIES B PREFERRED STOCK

On September 25, 2006 (the “Closing Date”), in accordance with the terms of that certain Preferred Stock Purchase Agreement (the “Series B Purchase Agreement”), dated July 28, 2006, by and between the Company and Oak, the Company issued 200,690 shares (the “Shares”) of Series B Preferred Stock to Oak in exchange for $29 million of cash and Oak’s transfer to the Company of all 73,000 shares of Series A Preferred Stock held by Oak prior to the closing of the transaction.

The 73,000 shares of Series A Preferred Stock transferred to Oak at closing represented all of the issued and outstanding Series A Preferred Stock and, accordingly, as of the date of this report, there are no shares of Series A Preferred Stock issued and outstanding.

Based upon the Company’s capitalization as of the Closing Date, the Shares are initially convertible into a total of approximately 33% of the Company’s Common Stock (assuming conversion of the Shares, but without giving effect to the exercise or conversion of any other outstanding options, warrants or convertible securities) and, as of the Closing Date, represent approximately 29% of the voting power outstanding.

The transactions contemplated by the Series B Purchase Agreement were approved of by the holders of a majority of the Company’s Common Stock that voted at the Special Meeting of the Company’s shareholders (excluding shares held by Oak and its affiliates) - see Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER below.

Pursuant to the Series B Purchase Agreement, the holders of the Series B Preferred Stock have agreed to a lockup with respect to 125,172 of the Shares (and the underlying common stock). The lockup with respect to approximately 33,333.3 of the Shares (initially convertible into approximately 3,333,333 shares of the Company’s Common Stock) will expire on each of the ninth month, the twelfth month and the fifteenth month after the Closing Date. The lock up with respect to 25,172 of the Shares (initially convertible into 2,517,200 shares of Common Stock) will expire on December 31, 2006. The remainder of the Shares will not be subject to a lockup.

The lockup arrangements may expire earlier than indicated above (i) if any representation or warranty made by the Company in connection with the Series B Purchase Agreement is materially untrue and such breach has or will result in at least a 20% decline in the value of the Purchaser’s investment in the Company, or (ii) upon an event of Liquidation (as defined below).

The Company has agreed, upon certain terms and conditions, to register the resale of the shares of Common Stock underlying the Series B Preferred Stock with the Securities and Exchange Commission (the “SEC”). If a registration statement with respect to the resale of such shares has not been declared effective by the SEC prior to the 9-month anniversary of the closing of the Series B Purchase Agreement or if declared effective, ceases to be effective as to the shares at any time thereafter for longer than 30 days at any one time or 60 days during any one year, the Company may be required to pay certain liquidated damages to the Purchaser not to exceed $30 million. We believe that the liquidated damages are a contingent liability. However, since such liability is not perceived to be probable at this time, we have made no expense accrual for it.

CREDIT FACILITY

On August 1, 2006, the Company and its wholly owned subsidiary, Airspan Communications Limited, entered into a Loan and Security Agreement (the "Loan and Security Agreement") with Silicon Valley Bank ("SVB"), with respect to a revolving credit line. For the two year term of the credit line, the Company may, subject to certain adjustments, borrow up to the lesser of (i) $10,000,000 and (ii) 80% of eligible accounts receivable. A certain portion of the credit available to the Company under the credit facility may also be utilized to issue letters of credit through, or enter into foreign exchange contracts with, SVB. During the third quarter, we issued $3.0 million of letters of credit under the facility, all of which were outstanding at the date of this report. We also borrowed $2.5 million in the third quarter, all of which was repaid by the end of the quarter.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet analyzed the impact this interpretation will have on our financial condition, results of operations, cash flows or disclosures.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff of the SEC (the “Staff”) believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on a company’s current year consolidated financial statements. The Staff prescribes two approaches to assessing the materiality of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach,” which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require a company to amend previously filed reports, and such corrections may be made the next time the company files its prior year statements. We do not currently anticipate any adjustments resulting from the application of SAB 108.

In September 2006,  the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value of certain assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but may change current practice for certain entities.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently assessing the impact of SFAS No. 157 on our consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005, AS WELL AS THE FINANCIAL STATEMENTS AND NOTES THERETO. EXCEPT FOR HISTORICAL MATTERS CONTAINED HEREIN, STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING AND ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS “MAY”, “WILL”, “TO”, “PLAN”, “EXPECT”, “BELIEVE”, “ANTICIPATE”, “INTEND”, “COULD”, “WOULD”, “ESTIMATE”, OR “CONTINUE” OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. INVESTORS AND OTHERS ARE CAUTIONED THAT A VARIETY OF FACTORS, INCLUDING CERTAIN RISKS, MAY AFFECT OUR BUSINESS AND CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. THESE RISK FACTORS INCLUDE, WITHOUT LIMITATION, (I) A SLOWDOWN OF EXPENDITURES BY COMMUNICATION SERVICE PROVIDERS; (II) INCREASED COMPETITION FROM ALTERNATIVE COMMUNICATION SYSTEMS; (III) THE FAILURE OF OUR EXISTING OR PROSPECTIVE CUSTOMERS TO PURCHASE PRODUCTS AS PROJECTED; (IV) OUR INABILITY TO SUCCESSFULLY IMPLEMENT COST REDUCTION OR CONTAINMENT PROGRAMS; (V) OUR INABILITY TO RETAIN AXTEL, S.A. DE CV (“AXTEL”), YOZAN INC. (“YOZAN”) AND OTHER KEY CUSTOMERS; (VI) POSSIBLE INFRINGEMENT OF THIRD PARTY TECHNOLOGIES WHICH MAY RESULT IN LAWSUITS THAT COULD BE COSTLY TO DEFEND AND PROHIBIT US FROM SELLING OUR PRODUCTS, (VII) THE POSSIBILITY THAT YOZAN WILL NOT MEET ITS OBLIGATIONS TO PURCHASE ADDITIONAL EQUIPMENT IN THE QUANTITIES ANTICIPATED; (VII) OUR INABILITY TO USE OR SELL ANY EXCESS INVENTORY WE ACCUMULATE AS A RESULT OF THE YOZAN CONTRACT AMENDMENTS, AND (IX) DISRUPTIONS TO OUR OPERATIONS IN ISRAEL, INCLUDING THE ABSENCE OF EMPLOYEES, DUE TO REQUIRED MILITARY SERVICE, CAUSED BY POLITICAL AND MILITARY TENSIONS IN THE MIDDLE EAST.  THE COMPANY IS ALSO SUBJECT TO THE RISKS AND UNCERTAINTIES DESCRIBED IN ITS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005 AND THIS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED OCTOBER 1, 2006.

COMPARISON OF THE QUARTER ENDED OCTOBER 1, 2006 TO THE QUARTER ENDED OCTOBER 2, 2005

Revenue

Revenue totaled $27.3 million for the quarter ended October 1, 2006 representing an 11% decrease from the $30.5 million reported for the quarter ended October 2, 2005, and a 40% decrease from the second quarter of 2006. The year over year decrease in revenues was attributable primarily to lower sales of our Proximity and AS4000/4020 products, offset in part by increased sales of WiMAX, WipLL and AS.NET product lines. Our WiMAX products were only introduced commercially in the third quarter of 2005. AS.NET was acquired in November 2005. The decline compared to the prior quarter in 2006 was attributable mainly to declines in Yozan WiMAX sales and lower Proximity deliveries.

Geographically, 21.3% of our revenue was derived from customers in Asia, 49.8% from customers in Mexico, Latin America and the Caribbean, and 13.9% from customers in Europe. Customers in the United States and Canada, and Africa and the Middle East accounted for 9.7% and 5.3% of revenues, respectively.

In the third quarter of 2006, we had revenue from our customer-Axtel-that comprised 32% of total revenue for the period. In the corresponding period of 2005, Axtel revenue was 59% of total revenue. We had no other customers in the third quarter of 2005 or 2006 that represented more than 10% of our revenue.

In a Memorandum of Understanding (MOU) signed on September 8, 2006 with Yozan Inc of Japan, we agreed that the amount of the original supply contract with Yozan would be reduced from $42.9 million to approximately $28 million. The MOU requires delivery of 2,000 MicroMAX-SDR base stations and 20,000 subscriber terminals, but the final composition of products to be delivered may change under the agreement. We have agreed to use reasonable efforts to complete deliveries by the end of 2006, but accept that reasonable delays may occur in the delivery schedule. At the end of the second quarter 2006, we had delivered but not recognized revenue on $2.7 million for equipment and services, of which $2.2 million has now been accepted by Yozan and recognized as revenues in the third quarter. We have also received $2.2 million in payment. The remaining $8.5 million of equipment contracted for is subject to revised payment terms, including payment by Yozan 45 days after equipment acceptance. Scheduling of future deliveries is still under discussion.

On October 20, 2006, we also entered into a Service Purchase Contract with Yozan pursuant to which we agreed to provide Yozan with additional network optimization and other services in exchange for $2.3 million. Services to be provided include systems consultancy, project management, RF planning, training, site preparation, support services for installation, commissioning and maintenance of Yozan’s network, help desk support, repair of equipment, in-country repair and equipment support.

See also “Cost of Revenue” below.

In the third quarter, WiMAX continued to gain market acceptance. During the quarter, we announced the introduction of new WiMAX products and frequencies. Since the beginning of 2006 we have seen growth in the number of our WiMAX customers. During the third quarter, more than 60 operators purchased WiMAX equipment from us and nine operators placed orders in excess of $200,000.

We recorded revenue of approximately $6.1 million on sales of WiMAX equipment in the third quarter 2006, including sales to Deutsche Breitband Dienste GmbH (“DBD”) of Germany, which has placed orders for 400 base stations in 2006. PuntoNet S.A. of Ecuador signed an agreement for the supply, installation and maintenance of more than $1 million of Airspan's pre-WiMAX, WiMAX and AS.TONE product lines. The equipment will be used to develop Ecuador's first end-to-end network solution combining broadband wireless with soft switch and gateway capabilities for providing VoIP solutions. In the quarter, Pipex Wireless, a joint venture between Pipex Communications plc UK and Intel Corporation, agreed to deploy a trial WiMAX network in Milton Keynes, UK. Base station equipment and subscriber terminals will be provided by Airspan, and Ericsson will build and operate the radio network and required roof-top infrastructure. The trial will commence in December 2006 and continue for six months, and if successful, will be extended to provide wider coverage across Milton Keynes. Last Mile Broadband of Ireland, an existing WipLL customer, announced in August that it had placed new orders for additional WipLL base station and CPE equipment, and had also agreed to purchase 35 AS.MAX base stations and more than 1,000 ProST CPE devices to operate in the 3.6-3.8GHz FDD and 5.8GHz frequency bands. Last Mile Broadband has indicated that it will use this equipment to launch new higher speed data and VoIP services

WipLL sales continued to remain strong in the third quarter, particularly in India, Russia and Colombia. WipLL revenues were up 25% year over year, but down slightly by 3% compared to the prior quarter this year. We believe that the yearly growth in WipLL sales will begin to slow down as new frequencies are added to our WiMAX products, and those WiMAX products become the first choice of customers who utilize the covered frequencies. During the third quarter, we continued WipLL deliveries under a large expansion order from Tulip India. We also continued to make significant deliveries to Verytel in Colombia and Stutler in the USA. As mentioned earlier, existing customers like Last Mile Broadband also continued to buy our WipLL products together with newer WiMAX products.

Proximity revenues of $8.7 million were approximately 32% of the total Company’s revenue, mainly comprised of sales to Axtel Mexico. Axtel continued to take shipments of Proximity, but at lower volumes than in prior quarters. The decline in Proximity revenues is believed to be primarily a function of Axtel’s consideration of WiMAX technology for its network, and a slowdown in the rate of growth in the network. In the third quarter of 2006, Axtel placed new Proximity orders for deliveries which are anticipated to be made throughout the fourth quarter of 2006 and first quarter of 2007. It is our understanding that Axtel’s number of lines in service continues to grow. Axtel reported that its lines in service at the end of the third quarter of 2006 increased to 733,067, compared to 696,968 at the end of the second quarter of 2006 and 567,191 at the end of the same period in 2005. At the end of the third quarter of 2006, internet subscribers totaled 61,062, up from 43,065 at the end of the third quarter of 2005. Most of these lines operate using Proximity equipment. Proximity sales are expected to match third-quarter levels in the fourth quarter of 2006.

We continue to expect that full year revenues will be in the range of $125-$130 million. Growth beyond this level remains challenging due to the reduction in size of the Yozan project, and as described below, we will focus for the rest of the year on aligning our cost structure with the business outlook.

Cost of Revenue

Cost of revenue decreased 6% to $21.4 million in the quarter ended October 1, 2006 from $21.5 million in the quarter ended October 2, 2005. The gross profit for the third quarter of 2006 was $7.3 million (27% of revenue) compared to a gross profit of $9.1 million (30% of revenue) for the third quarter of 2005 and as compared to a gross profit for the second quarter of 2006 of $8.7 million (19% of revenue). During the third quarter of 2006, the Company credited cost of sales for $1.3 million from the reduction in the inventory provision related to the Yozan contract amendment, as further discussed in Item 1A Risk Factors. Offsetting that credit were inventory provisions of $1.0 million recorded during the third quarter for other identified inventory exposures. The decrease in gross profit as a percentage of revenue in the third quarter of 2006 as compared to the third quarter of 2005 is primarily attributable to increased new product introduction costs, including new customer contracting charges, freight and warranty charges.

To reduce cost of revenues in the future periods, we are planning to transfer some of our manufacturing from the UK to a lower-cost manufacturing region. We expect to complete this transfer by the end of June 2007. We expect that this transfer will not only reduce labor costs associated with manufacturing, but will also eliminate costs that have resulted from fluctuations in the British pound-U.S. dollar exchange rate because the new manufacturing contract will be denominated in U.S. dollars. Commencing in the fourth quarter of 2006, we will introduce lower-cost versions of WIMAX products that, together with an expected change in the mix of products sold, should improve our overall gross margins.

Research and Development Expenses

Research and development expenses increased 12% to $6.1 million in the quarter ended October 1, 2006 from $5.4 million in the quarter ended October 2, 2005, and decreased by 9% from the $6.7 million incurred in the second quarter 2006. The decrease as compared to the second quarter of 2006 reflects the reductions in headcount that we achieved through the restructuring we commenced in July. The year-over-year increase was due primarily to the increased investment in our WiMAX development plans and the inclusion in the third quarter 2006 of a full quarter of costs associated with Radionet research and development staff, which became part of our consolidated operations in November 2005. Through this acquisition, we added 11 engineers to our headcount. The development of our WiMAX products required a significant increase in our number of employees over the last year. By October 1, 2006, 78 of our 116 engineers in the United Kingdom and Israel were devoted to WiMAX projects, including some engineers who had been working previously on Proximity and AS.TONE products. We anticipate that our customers will increasingly demand WiMAX products that support both fixed and mobile links.  Accordingly, although we have already introduced a suite of WiMAX products that primarily supports fixed links, the Company intends to continue to invest in the further development and enhancement of WiMAX products, particularly in its HiperMAX family of WiMAX products, which will support both fixed and mobile connectivity. Accordingly, our investment in research and development is expected to be the operating expense least affected by the restructuring that commenced in the third quarter of 2006.

Sales and Marketing Expenses

Sales and marketing expenses increased 42% to $4.1 million in the quarter ended October 1, 2006 from $2.9 million in the quarter ended October 2, 2005. Sales and marketing expenses for the third quarter 2006 decreased 19% relative to the $5.0 million of sales and marketing expenses incurred in the second quarter of 2006. The decrease as compared to the second quarter of 2006 reflects the reductions in headcount that we achieved through the restructuring we commenced in July. The increase as compared to the third quarter of 2005 is attributable to an increase in headcount, participation in trade shows and additional travel related costs. We expect a small decrease in sales and marketing expenses in the fourth quarter of 2006 as a result of our restructuring.

Bad Debt Provision

In the third quarter 2006, we recorded bad debt provisions of $0.3 million relating to customer accounts for which management has determined that full recovery was unlikely. We recorded bad debt provisions of $0.3 million in the corresponding quarter of 2005 and $0.7 million in the second quarter of 2006.

General and Administrative Expenses

General and administrative expenses increased 26% to $4.1 million in the quarter ended October 1, 2006 from $3.2 million in the quarter ended October 2, 2005. The increase in these expenses was due to an increase in audit, legal and professional expenditures, including an increase in costs related to internal control improvements, foreign exchange losses arising from the revaluation of accounts payable and accounts receivable balances, an increase in facility costs through acquisitions in Finland and increased office space in Israel and the USA, and an increase in travel costs. General and administrative expenses decreased by 6% compared to the second quarter of 2006, reflecting the reductions in headcount that we achieved through the restructuring we commenced in July. We expect a small decrease in general and administrative expenses in the fourth quarter of 2006 as a result of our restructuring.

Amortization of Intangibles

We recorded amortization of intangibles expense of $0.3 million in the third quarter 2006 compared with amortization of intangibles expense of $0.3 million for the third quarter 2005. The amortization expense arises primarily as a result of our acquisition of intangible assets in connection with the ArelNet and Radionet acquisitions in June and November 2005, respectively. During the third quarter 2005, we acquired all of the outstanding equity of ArelNet and identified four intangible assets with a total value of $2.7 million. These assets will be amortized over their expected lives of up to five years. We acquired all of the outstanding equity of Radionet in November 2005 and identified two intangible assets with a total value of $0.4 million. These assets will be amortized over their expected lives of up to six years.

Restructuring

In the third quarter of 2005, we recorded no restructuring charges or provisions. In the third quarter of 2006, we recorded provisions and restructuring charges of $1.5 million, to reflect the company-wide restructuring program we commenced in July 2006, the goal of which is to reduce operating expenses. The cost reduction will be accomplished primarily as a result of reduction in worldwide headcount, As of the end of the third quarter, we had given notice of termination that will result in reduced headcount by approximately 17% compared to levels at the end of the second quarter. We expect to complete the restructuring by the end of the fourth quarter. We estimate that this will result in a restructuring charge in the fourth quarter of approximately $0.3 million. The restructuring will result in a direct cash outlay in the fourth quarter of 2006 and the first quarter of 2007. Once the program is completed, we project we will be able to realize annual cost savings of approximately $7-$8 million relative to the cost structure that existed at the end of the second quarter 2006. Despite our efforts to prepare reliable projections, we recognize that our forecasts may prove to be imprecise due to unforeseen events, including unanticipated expenses or difficulties associated with reducing our workforce, requiring retained staff members to assume additional responsibilities and/or reorganizing our operations to more cost efficiently produce a given level of product revenue. See also “Item 1 - Financial Statements - ACCRUED RESTRUCTURING CHARGES” for additional information regarding the restructuring.

Interest Expense and Interest and Other Income

At October 1, 2006, the outstanding principal and accrued interest payable on loans made to us by the Finnish Funding Agency for Technology and Innovation, (the “Tekes Loans”) was $1.5 million. In the third quarter 2006, we accrued interest on the Tekes Loans of $12 thousand. During the third quarter 2006, we also borrowed $2.5 million under the SVB Loan and Security Agreement for a period of 20 days. In the quarter, we incurred interest expense on that loan of $13 thousand. We had interest expense of $32 thousand in the third quarter of 2005.

Interest and other income was $5 thousand for the quarter ended October 1, 2006, down from $0.3 million for the quarter ended October 2, 2005. The decrease was attributable to the fact that we had no foreign exchange gains in the third quarter of 2006 as compared to a foreign exchange gain of $0.3 million recorded in the comparable period of 2005, and lower average cash balances through the quarter. The foreign exchange gains in 2005 were primarily a result of the translation of our British pound sterling cash balances.

Income Taxes

In the third quarter 2005 we recorded an income tax credit of $0.6 million related to a benefit granted to us by the United Kingdom tax authorities, which we received in lieu of carrying forward tax losses related to research and development costs. We surrendered approximately $2.4 million of carry forward tax losses in the U.K. in exchange for this tax credit. There was no corresponding credit in the third quarter of 2006 as we are no longer eligible to receive tax credits from the U.K. taxing authorities in lieu of our carry-forward of tax losses. We are subject to US franchise taxes resulting from business activities performed within certain states in the United States of America and income taxes in certain tax jurisdictions in which we do not have carryforward losses.

Deemed Dividend Upon Issuance of Preferred Stock

In the third quarter 2006, we recognized a non cash charge of $9.2 million for a deemed dividend to preferred stockholders and other related costs associated with our issuance of Series B preferred stock (the “Private Placement”) in the quarter to Oak Investment Partners XI, Limited Partnership (“Oak”) in exchange for $29 million in cash and Oak’s transfer to us of all 73,000 shares of Series A Preferred Stock owned by Oak as of the closing of the transaction. $8.3 million of this charge is related to the shares of Series B Preferred Stock issued to Oak in exchange of its Series A Preferred Stock and $0.9 million of this charge is related to the shares of Series B Preferred Stock issued in respect of Oak’s cash investment.

$8.3 million of the charge was calculated by multiplying the closing price of the Company’s common stock on the NASDAQ on September 25, 2006, the date of the closing of the Private Placement ($2.99), by 2,769,000, the number of additional common shares that were issuable upon conversion of the 100,690 shares issued to Oak in exchange for the 73,000 shares of Series A Preferred Stock.

In addition, the issuance of the 100,000 shares of Series B Preferred Stock in respect of Oak’s cash investment with a conversion price of $2.90 compared to the closing price of $2.99 represents a beneficial conversion and resulted in an additional deemed dividend of $0.9 million on the 10,000,000 common shares that are potentially issuable. Total deemed dividend is $9,179.

For more detailed information regarding the terms of the Private Placement, see “Item 1 - Financial Statements - ISSUANCE OF SERIES B PREFERRED STOCK.

There was no corresponding charge in 2005.

Net Loss Attributable to Common Stockholders

For the reasons described above, we incurred a net loss attributable to common stockholders of $18.3 million, or $(0.46) per share, in the quarter ended October 1, 2006, compared to a net loss attributable to common stockholders of $2.1 million, or $(0.05) per share, for the quarter ended October 2, 2005.

Share-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), “Shared-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, restricted stock, restricted stock units and participation in our employee stock purchase plan. Share-based compensation expense recognized in our consolidated statement of operations for the third quarter of fiscal 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

We have elected to continue to use the straight-line single-option method. Stock-based compensation expense was $0.6 million and $0.1 million during the three months ended October 1, 2006 and October 2, 2005, respectively. Stock-based compensation expense is expected to be approximately $2.4 million for the full year 2006. This estimate is affected by assumptions regarding a number of complex and subjective variables.

Stock-based compensation expense recognized in the results of operations during the third quarter of fiscal 2006 was materially the same as the proforma amount determined under the fair value-based method and disclosed in accordance with SFAS 123 for the comparable prior year period. There were no modifications to existing awards or acceleration of vesting periods during fiscal 2005 or the first three quarters of fiscal 2006. There was no significant change in our compensation strategy as a result of the implementation of FAS 123(R).

Refer to Note STOCK COMPENSATION to our unaudited consolidated financial statements above for more information on stock-based compensation.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 1, 2006 TO THE NINE MONTHS ENDED OCTOBER 2, 2005

Revenue

Revenue totaled $96.5 million for the nine months ended October 1, 2006 representing a 32% increase from the $73.1 million reported for the nine months ended October 2, 2005.

For the first nine months of 2006, we had revenue from our customers-Axtel (26.7% of revenue) and Yozan (20.2% of revenue) that represented more than 10% of revenue in the period. In the corresponding period of 2005, Axel (56% of revenue) was the only customer representing more than 10% of our revenue.

The increase in revenues was primarily attributable to increases in sales of our WiMAX, WipLL and AS.3030 products, and to sales of our AS.NET product line, which was acquired in November 2005. Revenue generated from these increased sales and product introductions was partially offset by declines in sales of our Proximity and AS4000/4020 products. Geographically, year over year revenue growth in Asia, Europe, the USA and Canada was partially offset by declines in Middle East and Africa and in Mexico.

Our WiMAX products were only introduced commercially in the third quarter of 2005. Almost all of the year over year growth in WiMAX revenues is therefore derived from new WiMAX sales in 2006 to new WiMAX customers. Yozan in Japan has been the most significant WiMAX customer in this period, accounting for approximately 60% of WiMAX revenues in the first nine months of 2006.

The more significant WiMAX transactions and product developments in 2006 are further described in the section - COMPARISON OF THE QUARTER ENDED OCTOBER 1, 2006 TO THE QUARTER ENDED OCTOBER 2, 2005 - above. During the first nine months of 2006, we also recorded significant WiMAX revenues from DBD in Germany and under our OEM reseller agreements. We also received several significant orders from large operators in Latin America, North America and Asia for the new MicroMAX-SOC product, which is a low-cost, high-performance WiMAX base station packaged in the WipLL form factor. In total, more than 100 operators had purchased or were using WiMAX products in trials by the end of the third quarter of 2006, compared to 8 by the end of the corresponding quarter of 2005.

WipLL sales grew by 35% in the first nine months of 2006 compared to the prior year, primarily as a result of strong growth from customers in India, Russia and Colombia.

Axtel continued to take shipments of Proximity in Mexico, but at lower volumes than the first nine months of 2005. Axtel placed new orders for deliveries running into the first quarter of 2007, as it reported continued growth in its lines in service at the end of the third quarter of 2006.

We had our first full nine months period of AS.NET shipments and we have delivered products to more than 47 customers worldwide in 2006. Customers in Europe continued to show strong interest for these 802.11 products. I-Tone revenues also grew by 14% for the first nine months of 2006 compared to the prior year period.

Cost of Revenue

Cost of revenue increased 43% to $74.1 million in the nine months ended October 1, 2006 from $51.7 million in the nine months ended October 2, 2005. Gross Profits for the first nine months of 2006 were $22.4 million or 23% of revenues, compared to $21.4 million or 29% of revenues for the first nine months of 2005. The decrease in gross profit as a percentage of revenue for the first nine months of 2006 as compared to the same period in 2005 is primarily attributable to:

•
the charges taken in 2006 to reflect our estimates at the end of the third quarter of the probable amount of excess inventories and purchase commitments (net of amounts that are cancellable), based on the expected deliveries to Yozan under the amended supply contract;

•	a change in the mix of products sold; and

•	increased new product introduction costs, freight and warranty charges.

Research and Development Expenses

Research and development expenses increased 25% to $18.9 million in the nine months ended October 1, 2006 from $15.1 million in the nine months ended October 2, 2005. The year-over-year increase was due primarily to the increased investment in our WiMAX development plans and the inclusion in the first nine months of 2006 of three full quarters of costs associated Radionet research and development staff, which became part of our consolidated operations in November 2005. Through our Radionet acquisition, we added 11 engineers. The development of our WiMAX products required a significant increase in our number of employees over the last year. By October 1, 2006, 78 of our 116 engineers in the United Kingdom and Israel were devoted to WiMAX projects, including some engineers who had been working previously on Proximity and AS.TONE products. We expect our customers to increasingly demand WiMAX products that support both fixed and mobile links.  Accordingly, although we have already introduced a suite of WiMAX products that supports fixed links, we intend to continue to invest in the further development and enhancement of WiMAX products, in particular products that will support both fixed and mobile connectivity. Accordingly, our investment in research and development is expected to be the operating expense least affected by the restructuring that commenced in the third quarter of 2006.

Sales and Marketing Expenses

Sales and marketing expenses increased to $13.6 million for the first nine months of 2006, up from and $8.1 million for the first nine months of 2005. The increases were attributable primarily to an increase in headcount, higher agents’ commissions on increased sales, additional travel related costs as well as increased attendance at trade shows.

Bad Debt Provision

In the first nine months of 2006, we recorded bad debt provisions of $1.5 million relating to customer accounts for which management has determined that full recovery was unlikely. We recorded bad debt provisions of $0.8 million in the corresponding period of 2005.

General and Administrative Expenses

General and administrative expenses increased 34% to $12.2 million in the nine months ended October 1, 2006 from $9 million in the nine months ended October 2, 2005. The increase is due to an increase in audit, legal and professional expenditures, including costs arising from compliance with the Sarbanes Oxley Act of 2002, legal and accounting costs incurred in the pursuit of certain acquisition opportunities, foreign exchange losses arising form the revaluation of accounts payable and accounts receivable balances in the normal course of business, and the stock compensation costs accounted for under FAS 123(R) (see STOCK COMPENSATION in the notes to the financial statements) .

Amortization of Intangibles

We recorded amortization of intangibles expense of $0.8 million in the first nine months of 2006 compared with amortization of intangibles expense of $0.6 million for the first nine months of 2005. The amortization expense arises primarily from our acquisition of intangible assets in connection with the ArelNet and Radionet acquisitions in June and November 2005, respectively. In June 2005, we acquired all of the outstanding equity of ArelNet and identified four intangible assets with a total value of $2.7 million. These assets will be amortized over their expected lives of up to five years. We acquired all of the outstanding equity of Radionet in November 2005 and identified two intangible assets with a total value of $0.4 million. These assets will be amortized over their expected lives of up to six years.

Restructuring

In the first nine months of 2005, we recorded a restructuring provision of $1.2 million relating to certain facility charges in respect of buildings in the UK.

In the third quarter of 2006, we recorded provisions and restructuring charges of $1.5 million, to reflect the company-wide restructuring program we commenced in July 2006, the goal of which is to reduce operating expenses. The cost reduction will be accomplished primarily as a result of reduction in worldwide headcount, As of the end of the third quarter, we had given notice of termination that will result in reduced headcount of approximately 17% compared to levels at the end of the second quarter. We expect to complete the restructuring by the end of the fourth quarter. We estimate that this will result in a restructuring charge in the fourth quarter of approximately $0.3 million. The restructuring will result in a direct cash outlay in the fourth quarter of 2006 and the first quarter of 2007. Once the program is completed, we project we will be able to realize annual cost savings of approximately $7-$8 million relative to the cost structure that existed at the end of the second quarter 2006. Despite our efforts to prepare reliable projections, we recognize that our forecasts may prove to be imprecise due to unforeseen events, including unanticipated expenses or difficulties associated with reducing our workforce, requiring retained staff members to assume additional responsibilities and/or reorganizing our operations to more cost efficiently produce a given level of product revenue. See also “Item 1 - Financial Statements - ACCRUED RESTRUCTURING CHARGES” for additional information regarding the restructuring.

Interest Expense and Interest and Other Income

At October 1, 2006, the outstanding principal and accrued interest payable on loans made to us by the Finnish Funding Agency for Technology and Innovation, (the “Tekes Loans”) was $1.5 million. In the first nine months of 2006, we accrued interest on the Tekes Loans of $0.04 million. During the third quarter 2006, we also borrowed $2.5 million under the SVB Loan and Security Agreement. In first nine months of 2006, we incurred interest expense of $0.2 million, compared to interest expense of $32 thousand in corresponding period of 2005.

Interest and other income was $0.9 million for the first nine months of 2006, down from $1.1 million for the nine months ended October 2, 2005. The decrease was attributable to lower foreign exchange gains recorded in 2006 as compared to a foreign exchange gain of $0.3 million recorded in the comparable period of 2005, and lower interest earned because of lower average cash balances during the 2006 period. The foreign exchange gains are primarily a result of the translation of our British pound sterling cash balances.

Income Taxes

An income tax credit of $0.3 million was recorded in the first nine months of 2006, related to losses we incurred in 2004. This tax credit was obtained from the U.K tax authorities in lieu of carrying forward tax losses related to research and development costs. We are no longer eligible to receive tax credits from the U.K. taxing authorities in lieu of our carry-forward of tax losses and therefore do not expect any further credits. In the first nine months of 2005 we recorded an income tax credit of $0.6 million related to the benefit granted to us by the United Kingdom tax authorities, which we received in lieu of carrying forward tax losses related to research and development costs. We surrendered approximately $2.4 million of carry forward tax losses in the U.K. resulting exchange for this credit.

We are subject to US franchise taxes resulting from business activities performed within certain states in the United States of America and income taxes in certain tax jurisdictions in which we do not have carryforward losses.

Deemed Dividend Upon Issuance of Preferred Stock

In the third quarter 2006, we recognized a non cash charge of $9.2 million for a deemed dividend to preferred stockholders and other related costs associated with our issuance of Series B preferred stock (the “Private Placement”) in the quarter to Oak Investment Partners XI, Limited Partnership (“Oak”) in exchange for $29 million in cash and Oak’s transfer to us of all 73,000 shares of Series A Preferred Stock owned by Oak as of the closing of the transaction. $8.3 million of this charge is related to the shares of Series B Preferred Stock issued to Oak in exchange of its Series A Preferred Stock and $0.9 million of this charge is related to the shares of Series B Preferred Stock issued in respect of Oak’s cash investment.

$8.3 million of the charge was calculated by multiplying the closing price of the Company’s common stock on the NASDAQ on September 25, 2006, the date of the closing of the Private Placement ($2.99), by 2,769,000, the number of additional common shares that were issuable upon conversion of the 100,690 shares issued to Oak in exchange for the 73,000 shares of Series A Preferred Stock.

In addition, the issuance of the 100,000 shares of Series B Preferred Stock in respect of Oak’s cash investment with a conversion price of $2.90 compared to the closing price of $2.99 represents a beneficial conversion and resulted in an additional deemed dividend of $0.9 million on the 10,000,000 common shares that are potentially issuable. Total deemed dividend is $9,179.

For more detailed information regarding the terms of the Private Placement, see “Item 1 - Financial Statements - ISSUANCE OF SERIES B PREFERRED STOCK.

There was no corresponding charge in 2005.

Net Loss

For the reasons described above, our net loss attributable to common stock holders of $34.3 million, or $0.86 per share, in the nine months ended October 1, 2006 compares to a net loss of $11.8 million, or $0.30 per share, for the nine months ended October 2, 2005.

Other Comprehensive Loss

There was no other comprehensive loss for the nine months ended October 1, 2006 as our currency hedging contracts have not been accounted for as hedges in 2006. Other comprehensive income for the nine months ended October 2, 2005 was $0.4 million (see OTHER COMPREHENSIVE LOSS above for further discussion).

Liquidity and Capital Resources

Between our inception and our initial public offering, we financed our operations primarily through private sales of convertible preferred stock, which totaled $146.5 million (net of transaction expenses). In our initial public offering of common stock, which we completed on October 15, 2000, we issued 6,325,000 shares of common stock for approximately $86 million in cash (net of underwriting discounts, commissions and other expenses). In our September 2004 private sale of convertible preferred stock, we raised $29.2 million through the issuance of Series A preferred stock to Oak Investment Partners XI, Limited Partnership (“Oak”). In November 2004, we also raised $4.4 million through the sale of treasury stock that was acquired through a share buy back program completed in 2002. In our September 2006 private sale of convertible preferred stock, we raised an additional $29 million through the issuance of Series B preferred stock to Oak. We have used the proceeds of the sales of securities to finance acquisitions, for working capital and for other general corporate purposes

On August 1, 2006, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”), with respect to a two-year secured revolving credit line (the “Credit Facility”) pursuant to which, subject to certain adjustments, we may borrow up to the lesser of (i) $10,000,000 and (ii) 80% of eligible accounts receivable. See the Section above entitled “CREDIT FACILITY” for more information regarding the loan and security agreement. As of the end of the third quarter 2006, we had no borrowings under the Credit Facility, and we had issued letters of credit totaling $3.0 million.

As of October 1, 2006, we had cash and cash equivalents of $38.2 million, short term investments of $1.0 million, $1.3 million of restricted cash and $1.1 million of restricted cash included under Other Non Current Assets. Restricted cash is held as collateral for landlords and customers and contributions from employees in respect of the Employee Share Purchase Plan. As of the end of the third quarter, we did not have any material capital commitments.

In addition to seeking to expand our capital resources, we have been analyzing how to reduce our cash used in operations. See “Restructuring” above.

Until we are able to generate cash from operations, if ever, we intend to use our existing cash resources and funds available under the Credit Facility to finance:

•	our plan of operations, including certain revenue growth opportunities and research and development costs, and

•	our limited investigation of certain perceived acquisition opportunities.

We believe we have sufficient cash resources to finance such activities for at least the next twelve months.  With the completion of the sale of Series B Preferred Stock, we anticipate that we will have sufficient capital to pursue a more aggressive operational plan, including a dedication of more capital resources to inventory and accounts receivable financing and a faster and more ambitious WiMAX equipment development and enhancement plan. We also anticipate that the net proceeds from the sale of the Series B Preferred Stock will enable us to more actively explore perceived acquisition opportunities that may be identified in the future, including more substantial acquisition targets.

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

For the nine months ended October 1, 2006, we used $37.8 million of cash for operating activities, compared with a cash outflow of $10.6 million for the nine months ended October 2, 2005. The operating cash outflow for the first nine months of 2006 was primarily a result of:

•	the net loss of $25.1 million;

•	a decrease of $9.4 million in customer advances, reflecting revenues recorded to customers - primarily Yozan, Japan - from whom we had received advances in prior periods

•
an increase in inventories of $6.5 million, reflecting the introduction of WiMAX into our portfolio, the reduction in project size by Yozan and the significant increase in order volume, offset in part by reductions of our Proximity and AS4000/4020 inventories;

•	an increase in other current assets of $4.2 million, reflecting increases in prepayments of certain expenses; and

•	a decrease in cash held as collateral for customers of $1.0 million.

The cash outflow was partially offset by:

•  an increase in deferred revenue of $1.2 million; and

•  an increase in accrued expenses of $1.2 million.

Days sales outstanding were at 79 days at the end of the third quarter 2006, up from 50 at the end of the second quarter 2006, and as compared to 62 days at the end of the third quarter 2005. The change from the second quarter 2006 to the third quarter 2006 reflects longer payment terms we have given to some of our customers, in particular our WiMAX OEM resellers, and the decreases in customer prepayments reflecting additional deliveries made against customer deposits received in prior periods. Inventory turns were 3.4 at the end of the third quarter of 2006, compared with 6.7 for the second quarter 2006 and as compared to 5.7 turns for the third quarter of 2005. The decline in inventory turns is primarily attributable to lower revenues and related lower cost of sales, together with the increase in inventories caused primarily by our purchases of Yozan inventories in the third quarter.

The net cash provided by investing activities for the nine months ended October 1, 2006 was $2.3 million. The investing cash inflow for the first nine months of 2006 resulted from our receipt of $5.0 million, net of sales of investment securities, partially offset by our use of $2.7 million for capital equipment purchases.

Our net cash inflow from financing activities for the nine months ended October 1, 2006 was $29.6 million, of which $28.7 million was generated by issuance of the Series B Preferred Stock and the balance of which was generated upon the exercise of stock options and sales of common stock under the Employee Share Purchase Plan.

As of October 1, 2006, our material commitments consisted of obligations on operating leases, repayment of principal and interest owed on the Tekes loans and purchase commitments to our manufacturing subcontractors. These purchase commitments totaled $29.4 million at October 1, 2006 and $48.6 million at October 2, 2005.

We have explored and may in the future explore and pursue other perceived opportunities to acquire wireless access and related businesses. We may seek to acquire such businesses through a variety of different legal structures and may utilize cash, common stock, preferred stock, other securities or some combination thereof to finance the acquisition. In connection with such activities, we are subject to a variety of risks, a number of which are described further in the Company’s Form 10-K for the fiscal year ended December 31, 2005 and this Form 10-Q for the quarter ended October 1, 2006. There can be no assurances that our efforts to acquire other businesses will be successful.

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

Interest Rate Risk

Our earnings are affected by changes in interest rates. As of October 1, 2006 and December 31, 2005, we had cash, cash equivalents, short term investments and restricted cash of $40.4 million and $52.5 million, respectively. These amounts on October 1, 2006 consisted of $38.2 million of highly liquid investments, with purchase to maturity terms of less than 90 days, and $1.0 million with maturities extending to 165 days. The balance is held in restricted cash. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from October 1, 2006 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

For the nine months ended October 1, 2006, 85% of our sales were denominated in U.S. dollars, 12% were denominated in euro and 2% were denominated in Australian dollars. Comparatively, for the nine months ended October 2, 2005, 94% of our sales were denominated in U.S. dollars, 3% were denominated in euro and 3% were denominated in Australian dollars. Our total euro denominated sales for the nine months ended October 1, 2006 were $12.0 million, which were recorded at an average exchange rate of $1US = €0.792. Our total Australian dollar denominated sales for the nine months ended October 1, 2006 were $2.0 million, which were recorded at an average exchange rate of $1US = AUS$1.3321. If the average exchange rates used had been higher or lower during the three month period ended October 1, 2006 by 10%, they would have decreased or increased the total Australian dollar and euro-denominated sales value by a total of $1.3 million. We expect the proportions of sales in euro and Australian dollars to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not take into account changes in sales volumes.

For the nine months ended October 1, 2006, we incurred the majority of our cost of revenue in US dollars.

The Company’s operating results are affected by movements in foreign currency exchange rates against the US dollar, particularly the UK pound sterling and New Israeli Shekel. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and New Israeli Shekels.

During the nine months ended October 1, 2006, we paid expenses in local currency of approximately 12.3 million pounds sterling, at an average rate of $1US = 0.5536 pounds sterling. During the nine months ended October 1, 2006, we paid expenses in local currency of approximately 58.3 million Israeli Shekels, at an average rate of $1US = 4.5400 Shekels. If the expenses in pounds sterling had not been hedged and the average exchange rates for pounds sterling and Israeli Shekels had been higher or lower for the nine month period ended October 1, 2006 by 10%, the total pounds sterling and Israeli Shekel denominated operating expenses would have decreased or increased by $2.5 million and $1.4 million respectively.

To manage our pound foreign currency risk we have, at various times from 2003 through to the end of the third quarter 2006, forecast our likely net spending in non US dollars and, based on these forecasts, we have entered into forward exchange contracts to cover a percentage of the projected exposure. We assess the exposure of the Company to certain currencies on a quarterly basis and we obtain inputs from various financial institutions relating to forecast currency exchange rates. Based on that assessment and forecast exchange rates, we may enter into currency hedges to hedge our expected exposure to those currencies for periods up to twelve months. The amounts we hedge are not expected to exceed forecasted expenditures in those periods. Our forward exchange contracts hedged a percentage of our UK pound sterling expenditure until June 2006. At October 1, 2006 we had no outstanding forward exchange contracts.

There were no forward contracts of pounds sterling that matured during the quarter ended October 1, 2006.

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

We have from time to time entered into fair value currency hedging contracts that lock in minimum exchange rates for payments due to us under some of our sales contracts where those payments are to be made in currencies other than US dollars. There were no fair value currency hedge contracts outstanding at October 1, 2006 or during the third quarter 2006. We will continue to monitor our foreign currency exposures and may modify hedging strategies, as we deem prudent.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, and the similar evaluation undertaken at the end of 2005, the Chief Executive Officer and Chief Financial Officer concluded that as of October 1, 2006, our disclosure controls and procedures were (1) not sufficiently designed to ensure that material information relating to Airspan, including our consolidated subsidiaries, was made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) not effective, in that they did not provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. More specifically, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in the Company’s internal control over financial reporting described in this section below.

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

To address the Company’s material weakness relating to the recording of inventory at the Israeli subsidiary, in 2006 we have implemented a number of remediation measures:

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

•	moving inventory management to a managed warehouse. Components are now delivered to and shipments are now made from the managed warehouse

•	a change of freight forwarders.

•	receiving and shipping documents now being issued by managed warehouse and entered to subledger online in real time

•	renegotiated with subcontractors so that we will buy only finished products and not products that are work in process.

•	implemented a Material Requirements Planning (MRP) module on our accounting system to improve internal control and improve ability to manage forecasts.

We believe that these steps will be sufficient to remediate the material weaknesses relating to our recording of inventory transactions at the Israeli subsidiary. The inventory count in the third quarter was completed in less time than the previous quarter’s count required and, in management’s opinion, with better controls. The number of line items with differences between the subledger and the count and the net difference was lower in the third quarter count than in the previous quarters although, in management’s opinion, still not low enough to enable us to find that the material weakness had been remediated. By implementing certain additional processes and controls in October 2006, we have now implemented substantially all of the remediation measures we anticipate will be required. We will verify the effectiveness of those new controls through cycle counts during the fourth quarter and the year-end inventory count.

Except as described above, there have been no significant changes in Airspan’s internal controls over financial reporting that occurred during Airspan’s third fiscal quarter of 2006 that have materially affected or are reasonably likely to materially affect, Airspan’s internal control over financial reporting.

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

Our use of the Credit Facility from SVB presents certain risks.

Although we believe the credit facility will increase our financial resources and financial flexibility, our use of the credit facility does present certain risks. Our ability to borrow under the credit facility is a function of, among other things, our base of eligible accounts receivable and the Advance Rate. If the amount or quality of our accounts receivable deteriorates or the Advance Rate is adjusted downward, our ability to borrow under the credit facility will be directly, negatively affected. If there is a downward adjustment in the borrowing base at a time when we are unable to, within three business days, repay SVB the amount by which the borrowing base has been decreased, we will likely be in default under the Loan Agreement. In addition, as discussed above, the credit facility requires the Company to satisfy certain financial covenants. As a result, we cannot provide any assurances that it will be able to borrow under the Loan and Security Agreement at a time when we most need money to fund working capital or other needs. The credit facility also contains various provisions that restrict our use of cash and operating flexibility. These provisions could have important consequences for us, including (i) causing us to use a portion of our cash flow from operations for debt repayment and/or service rather than other perceived needs, (ii) precluding us from incurring additional debt financing for future working capital or capital expenditures and (iii) impacting our ability to take advantage of significant, perceived business opportunities, such as acquisition opportunities or to react to market conditions. Our failure to meet financial and other covenants could give rise to a default under the Loan and Security Agreement. In the event of an uncured default, the Loan Agreement provides that all amounts owed to SVB are immediately due and payable and that SVB has the right to enforce its security interest in our assets.

We face certain risks related to the Yozan contract amendment

We face the risk that Yozan will materially delay or seek to cancel equipment orders. In a Memorandum of Understanding (MOU) signed on September 8, 2006, we agreed with Yozan that the amount of the original supply agreement will be reduced from $42.9 million to approximately $28 million. As of the end of the third quarter of 2006, approximately $19.5 million of equipment had been delivered to Yozan, most of which had been accepted by Yozan. Yozan has made payments totaling $19.0 million for this equipment. The MOU requires delivery of 2,000 MicroMAX-SDR Base Stations and 20,000 subscriber terminals, but the final composition of products to be delivered may change under the agreement. The parties have agreed to use reasonable efforts to complete deliveries by the end of 2006, but accept that reasonable delays may occur in the delivery schedule. The remaining $8.5 million of equipment contracted for is subject to revised payment terms, including payment by Yozan 45 days after equipment acceptance. Scheduling of future deliveries is still under discussion.

In the second quarter of 2006, we took a $4.4 million inventory expense provision reflecting our estimate of the most probable amount of excess inventories and purchase commitments (net of amounts that are cancelable), based on the amount we expected to deliver to Yozan under the amended supply contract. Since then, as a result of our ability to cancel or reduce some inventory purchase commitments with our contract manufacturers, and to obtain some more favorable payment and delivery terms for some of the inventories that are still to be delivered under orders we placed originally to fulfill the Yozan supply agreements, we revised our estimates of the most probable amount of excess inventories and purchase commitments. Accordingly, we reduced the amount of the inventory expense provision by approximately $1.3 million in the third quarter of 2006. The charge may increase, however, if Yozan does not fully honor its amended purchase commitments in the agreed timeframe.

Our projected demand for capital in future periods may change quickly and may adversely affect Our results of operations and/or prospects

We recognize that our projected demand for capital in future periods may change quickly due to a variety of factors, estimates and assumptions. If our projected demand for capital materially increases and our then current and/or projected cash resources have not increased a comparable amount, we may need to modify its existing business plan. If we are ever compelled to adopt measures to conserve cash resources, such measures may adversely affect our results of operations and our short term and/or long term prospects for growth and profitability.

We have a significant shareholder whose interests may conflict with other shareholders of the Company.

As of the date of this report, it is our understanding that Oak Investment Partners XI, Limited Partnership (“Oak”) owns all of the outstanding shares of the Company’s Series B Preferred Stock (the “Series B Shares”). Based upon our capitalization as of November 9, 2006, the Series B Shares are initially convertible into a total of approximately 33% of the our Common Stock (assuming conversion of the Series B Shares, but without giving effect to the exercise or conversion of any other outstanding options, warrants or convertible securities) and, upon such conversion, would represent approximately 29% of the voting power outstanding.

Because Oak will own a significant percentage of our voting power, it may have considerable influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including the election of directors and approval of mergers, consolidations and the sale of all or substantially all of our assets. In addition, for as long as Oak is the holder of at least a majority of the issued and outstanding shares of Series B Preferred Stock and the number of shares of Common Stock into which the then outstanding shares of Series B Preferred Stock are convertible represents at least fifteen percent of the total issued and outstanding shares of our Common Stock, Oak will be entitled to elect one member of our Board of Directors. On September 22, 2006, the Board of Directors of the Company appointed a new member, Mr. Bandel I. Carano, to the Company's Board of Directors. Mr. Carano has been designated by Oak as Oak's appointee to the Board.

So long as the Series B Preferred Stock is outstanding, we have agreed to refrain from taking certain actions without the approval of our holders of a majority of the then outstanding Series B Preferred Stock voting separately as a class.

The rights and privileges of the Series B Preferred Stock may have an effect on our conduct of operations, financing or investing.  In addition, upon any liquidation of the Company, certain mergers, reorganizations and/or consolidations of the Company into or with another corporation, the sale by us of all or substantially all of our assets or any transaction or series of related transactions in which a person, entity or group acquires 50% or more of the combined voting power of our then outstanding securities (a “Liquidation”), the holders of the Series B Preferred Stock will have a claim against our assets senior to the claim of the holders of Common Stock in an amount equal to $290.00 per share of Series B Stock (as appropriately adjusted for any combinations, divisions, or similar recapitalizations affecting the Series B Preferred Stock after issuance).

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders (the “Special Meeting”) was held at Airspan’s offices in Boca Raton, Florida, on September 25, 2006 consider and vote upon a proposal to approve:

•  the issuance and sale by the Company of up to 200,690 shares of Series B Preferred Stock pursuant to the Preferred Stock Purchase Agreement (the “Purchase Agreement”), dated as of July 28, 2006, by and between the Company and Oak Investment Partners XI, Limited Partnership (“Oak”) in exchange for:

•      $29 million of cash; and

•     Oak’s transfer to the Company of all shares of the Company’s Series A Preferred Stock owned by Oak on the closing date of the Purchase Agreement; and

•  the issuance of the Company’s Common Stock and potentially certain other securities upon conversion of and/or with respect to the Series B Preferred Stock, which Common Stock and other securities, when issued, could result in Oak acquiring 20% or more of the Common Stock outstanding as of the date hereof (collectively, the “Private Placement”).

Pursuant to the Company’s Articles of Incorporation as in effect prior to the closing of the Private Placement, shareholders were entitled to one vote for each share of Common Stock and 86 votes for each share of Series A Preferred Stock. As of the record date for the Special Meeting, Oak was the sole registered holder of all of the outstanding shares of the Series A Preferred Stock

The number of outstanding shares of the Company’s Common Stock and Series A Preferred Stock as of August 8, 2006, the record date for the Special Meeting, was 40,281,263 and 73,000, respectively. 18,808,344 shares of Common Stock and 73,000 shares of Series A Preferred Stock were represented in person or by proxy at the Annual Meeting. Pursuant to the Company’s Bylaws, at least a majority of the outstanding shares of capital stock eligible to vote (with each share of Series A Preferred Stock counting as 86 shares for purposes of the quorum) was required to be represented at the meeting, either in person or by proxy, in order to transact business at the Special Meeting.

Pursuant to the Purchase Agreement, the Company and Oak agreed that, as a condition precedent to the consummation of the Private Placement, the Private Placement had to be approved by (the “Required Vote”):

(i)
the affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred Stock, represented in person or by proxy at the Special Meeting, voting separately as a class (the “Series A Class Vote”);

(ii)
the affirmative vote of the holders of a majority of the outstanding shares of Common Stock and Series A Preferred Stock, represented in person or by proxy at the Special Meeting, taken together (the “Aggregate Shareholder Vote”); and

(iii)
the affirmative vote of the holders of a majority of the outstanding shares of Common Stock and Series A Preferred Stock represented in person or by proxy at the Special Meeting, excluding votes cast by Oak and its affiliates (the “Disinterested Shareholder Vote”).

Each of the Series A Class Vote, the Aggregate Shareholder Vote and the Disinterested Shareholder Vote was obtained at the Special Meeting.

With respect to the Series A Vote, all 73,000 shares of Series A Preferred Stock outstanding as of the record date voted in favor of the Private Placement.

With respect to the Aggregate Shareholder Vote, (i) 23,469,870 votes were cast for the Private Placement, (ii) 1,547,892 votes were cast against the Private Placement and (iii) 68,582 shares abstained from voting with respect to the Private Placement. No votes were withheld nor were there any broker non-votes with respect to such proposal.

With respect to the Disinterested Shareholder Vote, (i) 17,191,870 votes were cast by disinterested shareholders in favor of the Private Placement, (ii) 1,547,892 votes were cast by disinterested shareholders against the Private Placement and (iii) 68,582 shares held by disinterested shareholders abstained from voting with respect to the Private Placement.

Following the Company’s receipt of the Series A Class Vote, the Aggregate Shareholder Vote and the Disinterested Shareholder Vote at the Special Meeting, the Company closed the Private Placement on September 25, 2006 pursuant to the terms of the Purchase Agreement.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Airspan (1)
3.2	Articles of Amendment to the Articles of Incorporation (2)
3.3	Articles of Amendment to the Articles of Incorporation (3)
3.4	Amended and Restated Bylaws of Airspan (3)
4.1	Form of Airspan’s common stock certificate (4)
10.1	1998 Stock Option and Restricted Stock Plan (4)
10.2	2000 Employee Stock Purchase Plan, as amended (1)
10.3	Airspan Omnibus Equity Compensation Plan (1)
10.4	2001 Supplemental Stock Option Plan (5)
10.5	2003 Supplemental Stock Option Plan (6)
10.6	Employment Agreement with Eric Stonestrom (4), (7)
10.7	Employment Agreement with Peter Aronstam, as amended (7), (8)
10.8	Employment Agreement with Henrik Smith-Petersen (7), (8)
10.9	Employment Agreement with Arthur Levine (7), (9)
10.10	Employment Agreement with Alastair Westgarth (7), (10)
10.11	Compromise Agreement, dated as of June 8, 2006, by and between Airspan Communications Ltd. and Jonathan Paget (7), (11)
10.12	Purchase and License Agreement, dated as of December 28, 2004, by and between Airspan Communications Limited and Axtel S.A. de C.V. ** (12)
10.13	Technical Assistance Support Services Agreement for FWA Equipment, dated as of February 14, 2003, by and between Nortel Networks UK Limited and Axtel, S.A. de C.V. (13)**
10.14	Amendment Agreement No. 3 to FWA TASS, dated as of December 28, 2004, between Airspan Communications Limited and Axtel S.A. de C.V. (14) **
10.15	Purchase Contract, dated April 14, 2005, by and between Yozan Incorporated and Airspan Communications Limited (9)(15)
10.16	Supplement to Purchase Contract, dated August 15, 2005, by and between Yozan Incorporated and Airspan Communications Limited (9)(15)
10.17	2nd Purchase Contract, dated September 13, 2005, by and between Yozan Incorporated and Airspan Communications Limited (9)(16)
10.18	Amendment of 1st and 2nd Purchase Contracts, dated October 6, 2005, by and between Yozan Incorporated and Airspan Communications Limited (9)(15)
10.19	Amendment of 2nd Purchase Contracts, dated February 25, 2006, by and between Yozan Incorporated and Airspan Communications Limited (9)(15)
10.20	Memorandum of Understandings, dated February 25, 2006, by and between Yozan Incorporated and Airspan Communications Limited (9)(15)
10.21	Airspan Code of Business Conduct (9)

10.22	Memorandum of Understandings, dated June 23, 2006, by and between Yozan Incorporated and Airspan Communications Limited (16)

10.23	Preferred Stock Purchase Agreement, dated July 28, 2006 among Airspan Networks, Inc. and Oak Investment Partners XI, Limited Partnership (17)
10.24	Loan and Security Agreement dated August 1, 2006 among Silicon Valley Bank, Airspan Networks Inc and Airspan Communications Ltd (18)
10.25	Written Summary of the Company’s Non-Employee Director Compensation Plan (19)
10.26	Memorandum of Understanding, dated September 8, 2006, by and between Yozan Incorporated and Airspan Communications Limited (20)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

*	Filed herewith

**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

***	Furnished herewith

1	Incorporated by reference to Airspan’s Form 10-Q for the quarter ended April 4, 2004.
2	Incorporated by reference to the Company’s report on Form 8-K filed on September 15, 2004.
3	Incorporated by reference to the Company’s report on Form 8-K filed on September 26, 2006.
4	Incorporated by Reference to Airspan’s Registration Statement on Form S-1 (333-34514) filed July 18, 2000
5	Incorporated by Reference to the Company’s Form 10-K for the year ended December 31, 2000.
6	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003.
7	Management Agreement or Compensatory Plan or Arrangement
8	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2002
9	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005.
10	Incorporated by reference to the Company’s Form 10-Q for the quarter ended July 2, 2006.
11	Incorporated by reference to the Company’s report on Form 8-K filed on July 25, 2006.
12	Incorporated by reference to the Company’s report on Form 8-K filed on June 9, 2005.
13.	Incorporated by reference by the Company’s report on Form 8-K/A filed on July 6, 2004.
14	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004.
15	Portions of this document have been omitted and were filed separately with the SEC on March 30, 2006 pursuant to a request for confidential treatment.
16	Incorporated by reference to the Company’s report on filed on June 29, 2006. Portions of this document have been omitted and were filed separately with the SEC on June 29, 2006.
17	Incorporated by reference to the Company’s report on Form 8-K filed on August 1, 2006.
18	Incorporated by reference to the Company’s report on Form 8-K filed on August 7, 2006.
19	Incorporated by reference to the Company’s report on Form 8-K filed on July 31, 2006
20
Incorporated by reference to the Company’s report on Form 8-K filed on September 21, 2006. Portions of this document have been omitted and were filed separately with the SEC on September 21, 2006 pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRSPAN NETWORKS, INC.

Date: November 13, 2006	By:	/s/ PETER ARONSTAM
Name: Peter Aronstam
Title: Chief Financial Officer