Form 10-K
period 2006-12-31
AIRSPAN NETWORKS INC
filed 2007-03-16
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark one)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________________ to _________________

Commission file number: 000-31031

AIRSPAN NETWORKS INC.
(Exact name of registrant as specified in its charter)

Washington	75-2743995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Yamato Road, Suite 310 Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

(561) 893-8670
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0003 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

As of July 2, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $94,351,851 based on the closing sale price as reported on the NASDAQ Global Market. This calculation has been performed under the assumption that all directors, officers and stockholders who own more than 10% of the registrant’s outstanding voting securities are affiliates of the registrant.

As of March 12, 2007, the number of shares of the registrant's common stock was 40,436,820.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference portions of the registrant's definitive proxy statement relating to its 2007 Annual Meeting of Shareholders, which definitive proxy statement is expected to be filed with the Securities and Exchange Commission ("SEC") within 120 days after the registrant's fiscal year ended December 31, 2006.

AIRSPAN NETWORKS INC.

FORM 10-K

For the Year Ended

December 31, 2006

TABLE OF CONTENTS

ITEM		Page No.
	PART I	1
1	Business	1
1A	Risk Factors	20
1B	Unresolved Staff Comments	30
2	Properties	30
3	Legal Proceedings	30
4	Submission of Matters to a Vote of Security Holders	31

	PART II	32
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32
6	Selected Financial Data	34
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
7A	Quantitative and Qualitative Disclosures about Market Risk	49
8	Financial Statements and Supplementary Data	F-1
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51
9A	Controls and Procedures	51
9B	Other Information	54

	PART III	54
10	Directors, Executive Officers and Corporate Governance	54
11	Executive Compensation	54
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
13	Certain Relationships and Related Transactions, and Director Independence	55
14	Principal Accountant Fees and Services	55

	PART IV	56
15	Exhibits, Financial Statement Schedules	56

SIGNATURES		59

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

As used in this Annual Report on Form 10-K, the terms "we", "us", "our", "Airspan", and "the Company" mean Airspan Networks Inc., unless otherwise indicated. AIRSPAN, AS.MAX, HiperMAX, MacroMAX, MicroMAX, EasyST, EasyST Wi-Fi, ProST, ProST Wi-Fi, Netspan, AS.TONE, iTONE, AS.NET, FlexNET, ViaNET, AS3010, AS3030, AS3030 PTP, AS4000, AS4020, AS4030, ASWipLL, WipLL, Sitespan, WipManage, AirspanAccess. Netspan and Proximity are trademarks or registered trademarks of Airspan. All other trademarks and trade names appearing in this Annual Report are owned by their respective holders.

PART I

ITEM 1. BUSINESS

We are a global supplier of Broadband Wireless equipment and other technologies, including Voice-over-Internet Protocol (“VoIP”) switching that allow communications service providers (often referred to as “local exchange carriers,” or simply telephone companies), Internet service providers (often referred to as “ISPs”) and other telecommunications users, such as utilities and enterprises, to cost-effectively deliver high-speed data and voice services using radio frequencies rather than wires. We call this transmission method “Broadband Wireless”. Historically, the primary market for our systems was a subset of the fixed broadband wireless access systems market - the fixed point-to-multipoint market in radio frequencies below 6.0GHz. In the future, we expect the market to include fixed, portable and mobile broadband wireless access systems markets, in the same frequencies.

Each of our wireless systems utilizes digital radio technology, which provides either wide- or local-area coverage, robust security and resistance to fading. These systems can be deployed rapidly and cost effectively, providing an attractive alternative or complement to traditional copper wire, cable, or fiber-optic communications access networks. Our products also include software tools that optimize geographic coverage of our systems and provide ongoing network management. To facilitate the deployment and operation of our systems, we also offer network installation, training and support services. A more complete description of our various wireless access systems is provided below. Our broadband wireless systems have been installed by more than 400 network operators in more than 100 countries.

Airspan's predecessor, Airspan Communications Corporation, was incorporated as a Delaware corporation on January 30, 1998. Airspan Networks Inc. was incorporated in 1999 as a Washington corporation and at that time merged with Airspan Communications Corporation. Our corporate headquarters are located in Boca Raton, Florida. Our main operations, manufacturing and product development centers are located in Uxbridge, U.K., Airport City, Israel, and in Espoo, Finland. Our telephone number in Boca Raton is (561) 893-8670. Further contact details and the location of all of Airspan’s worldwide offices may be found at www.airspan.com.

A copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available, free of charge, on our Web site, www.airspan.com, as soon as reasonably practicable after such material is electronically filed with the SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Industry Overview

General

The industry we serve today is the product of two distinct telecommunications markets that have converged over time:

• the market for basic voice connectivity; and

• the market for high-speed broadband data access connectivity.

Our first products, launched in the mid 1990s while we were still a division of DSC Communications Corporation, were designed to provide basic voice telecommunications services over the public switched telephone networks (“PSTNs”) to homes and enterprises that could not be served by traditional wired technologies, most of which were copper based.

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

Today, broadband connections can be provided with or without voice services by a number of competing access technologies. While the communications transport network and Internet backbone are capable of transporting data at extremely high speeds, data can only be delivered from those parts of the network through the access portion to the end user as fast as the end-user’s connection to the network will permit. Many traditional access connections that use copper wires are inadequate to address the rapidly expanding bandwidth requirements. To address these requirements a number of alternative solutions have emerged. We have identified below both our solutions and those that are perceived, for a variety of technological and economic reasons, to have competed most directly with the broadband wireless access (“BWA”) solutions we offer.

•	Wired Digital Subscriber Lines. Broadband access is provided today by wired technologies using both copper and fiber. Copper is used most often in residential broadband access systems.

Digital subscriber line (“DSL”) technology improves the data transmission rate of existing copper networks. DSL transmission rates and service availability, however, are limited in all networks by both the quality of the available copper, which for many providers is a large percentage of their copper network and by the maximum transmission distance (approximately 5 kilometers from the subscriber to the service provider’s switching equipment in many instances) of wired DSL technology. In many instances, a substantial portion of an operator’s copper network is unsuitable for DSL transmission.

Fiber technology allows an operator to deliver video, voice and data capabilities over an optical fiber medium that can deliver very high capacity to end users. Because of the high costs associated with its deployment, fiber is used primarily for broadband access for businesses. It is most economically deployed in urban and suburban environments where business and residents create very high demand for services over broadband, and end-users can afford the relatively high tariffs charged by operators to provide fiber-based connectivity. The cost of deploying fiber access technologies continues to fall, however, and operators in some developed markets such as the United States have announced plans to deploy fiber access networks residentially.

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

• Cellular Networks. Mobile wireless networks (“Cellular networks”) are now capable of delivering both voice and broadband data connectivity to fixed, nomadic, portable and mobile applications. Low-cost cellular networks may provide a competitive data access solution in markets where the operator is seeking to offer low-quality voice and limited data rates at low tariffs. In developed markets, cellular technologies now also support the growing demand for high-quality broadband and voice communications. Cellular standards such as Evolution-Data Optimized (“EV-DO”), developed for Code Division Multiple Access (“CDMA”) based networks, and General Packet Radio Service (“GPRS”) and Enhanced Data Rates for Global Evolution (“EDGE”) networks employed by GSM” operators, can now provide access terminals (mobile devices) with theoretical air interface speeds of more than 2.5 Mb/s and real speeds of up to 1 Mb/s.

• Satellite Networks. For a variety of technological and economic reasons, we do not believe that satellite technologies have presented the most direct competitive challenge to the fixed wireless access systems offered by us.

• Broadband Wireless Access. BWA systems enable high-speed access for data and voice services without requiring a cabled connection, such as copper wire or fiber, between the subscriber and network. A broadband wireless system can be more rapidly and cheaply deployed than most wired or cable systems. With properly planned deployment of radio equipment to maximize coverage, and the use of technology that resists fading, it is possible to provide quality of service over BWA networks that rival that of wired systems.

The introduction in 2005 of WiMAX (“Worldwide Interoperability for Microwave Access”) compliant products created additional deployment opportunities for BWA systems. WiMAX is a standards-based technology enabling the delivery of last mile wireless broadband access as an alternative to cable and DSL. WiMAX will provide fixed, nomadic, portable, and, eventually, mobile wireless broadband connectivity without the need for direct line-of-sight to a base station. According to the WiMAX Forum, in a typical cell radius deployment of three to 10 kilometers, WiMAX systems can be expected to deliver capacity of up to 40 Mbps per channel, for fixed and portable access applications. This is enough bandwidth to simultaneously support hundreds of businesses with T-1 speed connectivity and thousands of residences with DSL speed connectivity. WiMAX therefore becomes a viable alternative to fiber-based networks that would be too uneconomical to deploy in the area covered by a WiMAX cell. Mobile WiMAX network deployments are expected to provide up to 15 Mbps of capacity within a typical cell radius deployment of up to three kilometers. These data rates are much higher than those offered by the current generation of cellular network technologies. It is expected that WiMAX technology will be incorporated in notebook computers and personal digital assistants (“PDAs”) by 2008, allowing urban areas and cities to become “metro zones” for portable outdoor broadband wireless access.

WiMAX and WiFi (“Wireless Fidelity”) are also expected to coexist in future and to become increasingly complementary technologies for their respective applications. WiMAX typically is not thought of as a replacement for WiFi. Rather, WiMAX complements WiFi by extending its reach and providing a "WiFi like” user experience on a larger geographical scale. WiFi technology was designed and optimized for Local Area Networks (“LAN”), whereas WiMAX was designed and optimized for Metropolitan Area Networks (“MANs”). By the end of 2008, it is expected that both 802.16 and 802.11 will be available in end user devices from laptops to PDAs, as both will deliver wireless connectivity directly to the end user - at home, in the office and on the move.

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

The Global Need for Broadband Access

At the end of September 2006, the number of broadband Internet users was estimated to be 264 million, up from 205 million at the end of 2005 (source: Point Topic Ltd). We believe there has been continued growth in the number of end users of BWA equipment throughout the world for the last five years. We also believe that much of the growth in the number of broadband end-users has been generated in developing countries with a historically limited supply and penetration of telecom services, including broadband access. Although mobile operators are often selected to satisfy the demand for basic telephony in low tele-density regions, we believe BWA systems are often selected in many areas to provide the broadband access solution due to a superior set of features such as higher data speeds and availability of frequencies not serviced by traditional cellular networks.

Although the aggregate number of broadband users increased in the past five years, such growth was not matched every year by an increase in purchases of BWA equipment by network operators. The high-growth in spending on telecommunications and broadband infrastructure in the late 1990s was followed by declines in such spending at the start of this decade, and it is only in the past 24 months that we believe we have seen evidence of renewed growth in spending on new wireless broadband infrastructure of the kind we supply. The market for BWA equipment comparable to ours has been stimulated by technologies such as WiFi and WiMAX, and it is expected to grow from $0.5 billion in 2004 to $2.7 billion in 2009, with 50% of the market in 2009 to be derived from WiMAX Certified products (source Skylight Research).

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

Communication over the Internet is dominated by packet switching. Internet data communication is handled very differently than circuit switching. With circuit switching, all packets go directly to the receiver in an orderly fashion, one after another on a single circuit established by the switches. With packet switching, routers determine a path for each packet dynamically, ordering them to use any available path to get to the destination. Other packets from other calls use these circuits simultaneously, making the most use of each circuit or path, quite unlike the circuit switched calls that occupy a single path to the exclusion of all others. Upon getting to their destination, the individual packets are put back into order by a packet assembler. That is because the different routes practically ensure that packets will arrive at different times. This approach is acceptable when calling up a web page or downloading a file, since a tiny delay is hardly noticed. But users notice even the smallest delay with voice. Circuit switching guarantees the best sounding call because all packets go in order. Delays in packet switching for voice cause voice quality to deteriorate.

With the proliferation of the Internet today, more telecommunications traffic is carried today by packet than by circuit switched networks. Despite the limitations inherent in packet technologies for voice calls, many operators are willing to use packet technologies to provide voice services.

Airspan has kept pace with the changes in underlying network topologies and the growth in packet-based services in a number of important respects. First, it acquired the technology and know-how to build and deploy packet-based networks when it acquired the Wireless Internet Protocol Local Loop (“WipLL”) business from Marconi in 2002. In 2006, WipLL comprised approximately 24% of Airspan’s revenues. Secondly, Airspan co-founded the WiMAX Forum, specifically to develop the next generation of packet-based technologies upon which IP-based BWA systems will operate. In 2006, WiMAX products and related services comprised approximately 36% of Airspan’s revenues. Thirdly, in 2005, Airspan acquired Radionet Oy, a Finnish limited liability company (“Radionet”), to give it the ability to develop WiFi-based networks alone or in conjunction with its WiMAX technologies, so as to be able to provide customers with more than one open-standards based technology to provide connectivity. We sell these products today under the AS.NET name. And finally, to protect its position as one of the pioneers of combined voice and data BWA systems, Airspan acquired ArelNet in 2005 to give it the know-how and technology to be able to sell systems capable of carrying voice traffic as well as broadband data over IP-based fixed and wireless systems. We sell this technology today under the VoiceMAX name.

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

Increased Availability of Licensed, Unlicensed (or License Exempt) Spectrum

With the growth and spread of the Internet and the related growth for broadband connectivity, government competition policy and other political pressures to make broadband available in underserved areas has led to the allocation of new spectrum for broadband wireless, both licensed and unlicensed, in many countries. Most of the licensed spectrum has historically been made available globally in the 3.5GHz band. More recently, governments have committed to make frequency available in the 2.3 - 2.5GHz bands, specifically to support mobile services over WiMAX networks. During 2006, 3.5GHz spectrum was licensed for the first time in several countries, mainly in Europe (for example, in Germany). Further, plans are underway for the allocation of additional spectrum at 2.3 - 2.5GHz and 3.5GHz in other countries (such as the United Kingdom, in 2007), as are allocations of other frequencies for broadband wireless applications. Frequencies are also being licensed in other sub 6GHz spectrum, particularly 700MHz in the United States, the 4.9GHz band in the United States and Japan, and in the 2GHz band in India. Additional spectrum for unlicensed applications was added in many areas during 2006.

The greater availability of license-exempt spectrum has been of particular benefit to many smaller carriers and ISPs, where a significant market has developed around the deployment of broadband in rural communities using license-exempt wireless access systems. Airspan makes WipLL and WiMAX products in a number of licensed and license-exempt frequencies. The AS.NET product also operates in numerous license-exempt frequencies, including 2.4GHz, 5.1GHz, 5.4GHz and 5.8GHz. We believe the increasing availability of licensed and unlicensed spectrum will increase the demand for BWA solutions, including our WipLL, AS.NET and AS.MAX products.

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

Our Proximity and AS4020 solutions have provided network operators with combined and simultaneous optimized delivery of both high-speed packet data and wire-quality voice services. Our IP-based WiMAX and WipLL solutions give network operators and ISPs a relatively low cost high-speed data solution. AS.MAX will have sufficient capacity to permit the offering of simultaneous voice, data and IP TV video connections. Our AS.NET and Airspan branded AS4030 solution provides high-speed data rates that can be used for cellular backhaul or corporate or public sector high-speed Internet access.

Our systems flexibly allocate the available bandwidth to the services required, thereby permitting the radio resources and spectrum to be used most efficiently. Our systems are designed as modular solutions to enable deployments to be expanded as our technologies and customers’ needs evolve. We provide a single subscriber unit that delivers the voice or data connection, or a combination of both, to a subscriber, thus eliminating a need for multiple access devices in customer premises. During 2006 we supplemented this capability with our AS.MAX product line that also supports both voice and data applications using VoIP technology with the addition of our VoiceMAX gateway, which delivers quality of service and “EasyVoice” to supply a seamless point of connection for end users of our WiMAX systems.

Quality of Service and Reliability. Our WiMAX and AS40X0 solutions are based on OFDM, OFDMA and DS-CDMA technologies (defined below), which allow network operators to offer high-quality data and voice services with the same level of reliability that traditional telephone networks provide. Our field proven Proximity solution is based on a TDMA (defined below) technology that also provides high-quality data and voice services to network operators at levels of reliability that are better than many wireline based networks. Our WipLL Solution is based on FH-CDMA (defined below) technology, which allows operators and ISPs to offer a high-quality data and voice services using the VoIP solution. The Airspan branded AS.MAX product line is based on the IEEE 802.16 standard and will initially use 256 OFDM (defined below) technology to provide excellent non line-of-sight characteristics. In the near future we will add the new 801.26e physical layer, now that our HiperMAX portfolio is being deployed in customer networks. All of these solutions provide wide-area coverage, security and resistance to fading. In addition, all of our systems allow alternative service providers to bypass the incumbent’s network, enabling them to monitor on a real-time basis an end-user’s network access connection. Our products are successfully deployed and operated in a wide range of demanding environments throughout the world.

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

Maintain our technology position. We believe that we have established a strong technology position in the market for fixed wireless access solutions, and we seek to maintain this position by continuing to make substantial investments in research and development and by strategic acquisitions. As broadband wireless access standards evolve and access solutions are required to provide more portable, nomadic and mobile capabilities for end users, we are also making additional investments in developing technologies and solutions with these capabilities. Our research and development efforts are particularly focused on increasing the speed and capacity of data transmission and operational coverage area, while reducing the cost of our infrastructure equipment. We are also focused on reducing the installation time and costs of our subscriber terminals. We are actively involved in the development of standards through our membership in or participation with leading standards organizations such as the IEEE’s 802.16 group, the WiMAX Forum and ETSI (European Telecommunications Standards Institute), and in the development of products that meet those standards. We believe our leadership role in WiMAX gives us a lead in the development and sale of WiMAX CertifiedTM compliant products.

We also expect to continue to seek to acquire new businesses, products and technologies to accelerate the development of our products and our time-to-market with new advanced products.

 Successfully transition from circuit switched to Internet-based technologies and from proprietary to open-standard platforms. Prior to 2002, all of our systems were designed to operate primarily over circuit switched telephone networks. In 2002, with the acquisition of the WipLL business, we acquired our first technology that was fully based in the Internet protocol. Between 2002 and 2006, we continued to spend on research and development for both technologies. In 2006, IP-based technologies comprised approximately two thirds of our annual revenues, a substantial increase over 2005, when approximately one third of revenues came from IP products.

With the introduction of our AS.MAX products and the acquisition of Radionet and ArelNet in 2005, we committed ourselves fully to technologies that operate primarily using the Internet Protocol. We did so to match the move, explained above, of most telecommunications service providers to route more and more of their traffic and services over the Internet. AS.MAX and AS.NET products also exposed us for the first time in 2005 to the risks and opportunities of developing and selling technologies based on an open standard (see more below in the “Risk Factors” section of this report). Our strategy in the future will therefore be to continue to manage the transition to open-standard IP-based products while maintaining our technological lead in the more challenging environment of open standards. In 2006, we took important steps in this regard by being one of the first suppliers to come to market with an end-to-end WiMAX Forum CertifiedTM fixed access solution. We also signed a global reseller agreement in June 2006 with Fujitsu Network Communications, Inc, which joined Ericsson and Nortel as distributors of our WiMAX systems through their channels and sales forces.

Successfully transition from fixed wireless technologies to technologies capable of handling fixed, nomadic, portable and mobile access services. Prior to 2006, most of the products sold by Airspan delivered BWA services to end users that were stationary. At the end of 2006 we made the first deliveries of the HiperMAX Software Defined Radio WiMAX Base Station, a WiMAX base station that is capable of being software defined as either 802.16d fixed or 802.16e fixed, portable and mobile in the future, depending on customer needs and requirements. Using a software load that we expect to become available later in 2007, the HiperMAX base station will be capable of providing both fixed and mobile BWA services to end users, thereby allowing Airspan to compete with vendors of other technologies that provide mobility broadband services.

Target key growth market opportunities globally. Our current broadband wireless solutions find their strongest competitive advantage in areas where there is a growing demand for high-speed data or for combined high-speed data and voice services, and where cost considerations make traditional solutions impracticable. As a result, in a developed market like the United States, we focus today on ILECs that are targeting small and medium sized businesses, small-office/home-office users and high-end consumers as well as end users in suburban and rural areas. We believe our WipLL and fixed WiMAX products are especially attractive to such service providers in these markets. Outside of the United States, we have targeted CLECs and ILECs in developed economies with our WipLL and WiMAX solutions. By the end of 2006, WiMAX sales had been made to, or trials were being conducted by more than 110 customers in more than 50 countries. In the developing world, we believe our opportunities are generally much broader due to the general inadequacy of the existing communications infrastructure. In these markets, wireless solutions can be the basis for a new national telecommunications infrastructure. In the future, as we complete the development of WiMAX products that meet the mobile standards set or being developed by the WiMAX Forum, we expect to target operators who intend to offer WiMAX-based nomadic and mobile broadband access services, in both developed and developing markets.

Develop and expand our strategic relationships. We intend to develop and expand our strategic relationships with large communications equipment manufacturers to help us market our products to network operators deploying large-scale turnkey networks. These relationships facilitate broader deployments of our systems worldwide, through stronger sales presence and additional integration services and support capabilities provided by those manufacturers. We also intend to form strategic relationships with communications companies situated within certain countries where there are competitive advantages to having a local presence. As mentioned above, in June 2006 we signed a WiMAX reseller agreement with Fujitsu Network Communications, Inc. for this purpose.

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

In October 2002, we strengthened our position in the BWA equipment market with the acquisition of the WipLL business from Marconi for $3 million in cash, and we renamed the business Airspan Networks (Israel) Limited (“Airspan Israel”). The products and services produced by Airspan Israel enable operators in licensed and unlicensed wireless bands to offer high-speed, low cost, wireless broadband connections for data and voice over the Internet, using the Internet Protocol.

In October 2003, we began marketing our AS4030 and AS3030 product range of Airspan branded high-end point-to-multipoint and point-to-point products suitable for operators wishing to deliver service offerings to medium and large businesses and multi-tenant dwellings that require considerable bandwidth for their end users. These products, based on Orthogonal Frequency Division Multiplexing (“OFDM”) technology, can also be used for a wide range of backhaul applications, for example, connecting remote base stations to a central office.

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

Products Based on WiMAX Standards

All of the BWA products we had sold or acquired before 2005 operated according to proprietary technologies we or others had developed and patented. The same applied to BWA technologies against which we competed. At the end of 2002, a small group of BWA system and component manufacturers, including Intel Corporation and Airspan, formed the WiMAX Forum. The goal of the Forum was to create global standards to ensure true interoperability between BWA systems. The founding members believed that interoperability was essential to the future growth of the broadband wireless market. By the end of 2005, the Forum members, working together with the Institute of Electrical and Electronics Engineers (“IEEE”), had established the first three WiMAX standards - the IEEE 802.16a standard; the IEEE 802.16-2004 WirelessMAN® Standard for Wireless Metropolitan Area Networks (formerly the 802.16d) standard, intended for fixed and some nomadic applications; and the 802.16-2005 (formerly the 802.16e) standard, intended for mobile and some nomadic/portable applications. The 802.16-2005 standard will continue to evolve in the future. See the “Item 1A RISK FACTORS” for a discussion of some of the potential implications for Airspan of the introduction of standard-based systems and technologies.

Where we refer in this document to “WiMAX” products, we are referring to both WiMAX Forum CertifiedTM products (those products that have been certified as meeting the standards established by the WiMAX Forum) and non-certified products that we believe we have manufactured according to those standards but which may or may not become WiMAX Forum CertifiedTM products in the future.

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

In June 2006, we announced the availability of the AS.MAX MicroMAX base station and ProST Wi-Fi access point for deployment in the Public Safety and Municipal Wireless markets in the United States. The system is available in the licensed 4.9GHz band for Public Safety applications and in the unlicensed 5.8GHz band for Municipal Wireless systems. By combining 802.11 Wi-Fi for access and 802.16 WiMAX for backhaul in a single integrated package, we provide the benefits of WiMAX range, capacity and quality of service together with the flexibility of Wi-Fi in a single package.

In October 2006, we announced that the MicroMAX base station had been certified in the 3.5GHz band by the WiMAX Forum as meeting the standards required by the IEEE for interoperability.

In October 2006, we announced the launch of our HiperMAX base station portfolio. The HiperMAX base station is based on what we believe to be an industry-leading design that uses a fully Software Defined Radio (“SDR”) that enables network operators to use the platform for either mobile or fixed WiMAX services. HiperMAX products also allow for simultaneous mobile and fixed operation from the same baseband and radio transceiver hardware.

Products Based on WiFi Standards

In November 2005, we acquired Radionet for $2 million in cash. Established in 2000, Radionet was a leading provider of municipal wireless Hotzones, community networks, mobile broadband solutions for industrial applications, such as ports, mines and public transport, and link solutions for wireless backhaul and enterprises. Radionet’s environmentally-robust product portfolio, operating in unlicensed frequency bands using IEEE 802.11 a/b/g WiFi standards, delivers high performance connectivity with built-in bandwidth management and advanced security features. The Radionet product architecture includes network and subscriber management capabilities and Radionet’s patented “MageIP”™ technology allows roaming within Hotzones, offering seamless mobility between access points and subnets in a wireless network. The acquisition added to our product portfolio wireless products that operate according to the IEEE 802.11 standard for wireless local area networks (also known as WiFi). Radionet products are now being sold under the “AS.NET” name.

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

Voice Over Internet Protocol Products

In June 2005, we acquired all of the outstanding shares of capital stock of ArelNet Ltd (“ArelNet”). ArelNet was a pioneer in VoIP network infrastructure equipment and solutions, including soft switches and gateways supporting all major VoIP standards. ArelNet had extensive experience worldwide, having installed network equipment with a capacity exceeding two billion minutes per year. The final purchase price of $9.1 million included $4.0 million of cash, $4.7 million for shares in Airspan and $0.3 million in Airspan options. The ArelNet product portfolio (“AS.TONE”) gives us the ability to sell VoIP products on a stand-alone basis or in combination with AS.MAX or Radionet products to operators wishing to offer voice services over their IP-based networks.

Network Management Systems

Our product platforms are supported by network management systems (“NMS”) that perform configuration, alarm, test and performance management activities that help ensure that the services provided over a network are uninterrupted and of high quality. All of our NMS are flexible and can be expanded to suit a range of different networks. They permit network operators to remotely manage a geographically dispersed set of network elements. They also all feature intuitive graphical user interfaces, and allow remote software upgrades for all deployed equipment. Our NMS are marketed under the names AS8100 (Sitespan), AS8200 (Netspan), AS8300 (AirspanAccess) REM (Remote Element Manager) and WipManage.

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

Technology

As of March 1, 2007, we had 106 full time employees and contractors engaged in research and development located in Uxbridge (U.K.), Airport City (Israel) and Espoo (Finland). Our wireless technologies have been under continuous development since 1992, deliver high performance and are resilient in a very wide range of deployment conditions.

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

We are investing in the development of a line of products known as AS.MAX for the WiMAX/IEEE 802.16 market. AS.MAX products are based on an air interface that employs OFDM and Orthogonal Frequency Division Multiple Access (“OFDMA”). This interface has characteristics that permit broadband wireless signals to penetrate objects more effectively than the interfaces used in our earlier products, and thereby creates significant opportunity for the installation of CPE in non-line of sight (“NLOS”) environments. Airspan’s first AS.MAX products (MacroMAX and EasyST) became generally available for commercial sale in the fourth quarter of 2005 for the 3.5GHz FDD band. By the end of 2006, our AS.MAX portfolio comprised the following products:

Product	Description	Available Frequencies

Base Stations
• HiperMAX
HiperMAX Base Station is optimized to support the IEEE 802.16e-2005 specification for both mobile and for fixed/nomadic WiMAX. Both 256 OFDM and SOFDMA PHYs are supported within the overall design.

HiperMAX-Micro is also available in all of the frequencies listed for HiperMAX. HiperMAX-Micro is an all-outdoor Base Station based on the same technology as HiperMAX.
3.4-3.5 GHz TDD, 3.4-3.6 GHz FDD, 3.6-.37 GHz TDD, 4.9-5.0 GHz TDD

Product	Description	Available Frequencies

• MicroMAX
MicroMAX base station shares the same system architecture as our tried-and-tested WipLL product line. The base station is highly modular in design and is composed of two main components: the all outdoor Base Station Radios (BSR) and the indoor Base Station Distribution Unit (BSDU). Each base station could contain up to 12 BSRs, depending on the amount of available spectrum. Each BSR is connected to the BSDU via a 100BaseT interface operating over a Cat5 cable, which carries both data and power.
FDD (3.4 - 3.6GHz; 3.6 - 3.8GHz) TDD (3.3 - 3.5GHz; 3.4 - 3.6GHz; 3.6 - 3.8GHz; 4.9 - 5.0GHz; 5.15 - 5.35GHz; 5.47 - 5.725GHz; 5.725 - 5.875GHz)

• MacroMAX
The MacroMAX product has been developed for urban, high-density deployment situations. MacroMAX architecture utilizes an indoor radio unit, with external feeders to appropriate mast installed antennae. The use of separate antennae enables Space Time Coding (STC) and Maximum Radio Combining (MRC) techniques to be realized, resulting in increased link budget.

The MacroMAX supports the IEEE802.16-2004 fixed standard and is WiMAX Forum Certified.
3.4-3.6 GHz FDD

Subscriber Terminals/CPE
• EasyST
The EasyST is designed to be installed by the end user. EasyST supports different deployment options to optimize performance depending on the actual location. It can be deployed using the integral 7.5dBi antenna, or it can be deployed with an external antenna when more gain is required.

EasyST can also be deployed with the optional EasyST-WiFi unit thus providing combined WiMAX and Wi-Fi functionality in the same unit.

When combined with the EasyWiFi base, the EasyST creates a unique combined WiMAX / Wi-Fi terminal that can be an instant Public Hotspot or Indoor Metro-Zone Wi-Fi node.

EasyST can also be deployed with an optional VoIP unit, which provides two RJ-11 ports for telephony connectivity.

The EasyST is WiMAX Forum Certified.
FDD (3.5GHz; 3.6 - 3.8GHz) TDD (3.3 - 3.5GHz; 3.4 - 3.6GHz; 3.6 - 3.8GHz; 4.9 - 5.0GHz)

• ProST
The ProST and ProST-WiFi are designed for rapid and simple external deployment, to be fitted by trained personnel in less than one hour. The unit is ideal when a specific service-level agreement needs to be guaranteed. The ProST ensures high service availability at enhanced ranges, operating in both LOS and NLOS propagation environments.

The ProST-WiFi is a unique combo terminal that integrates WiMAX with an Outdoor Wi-Fi Access Point to create instant Public Hotspots or outdoors Wi-Fi Metro-Zone nodes.

The ProST and ProST-WiFi are designed to support a range of service interfaces, via different Indoor Units:

• 1-4 Port Hub or Switch
• 1-4 Port Switch with VLAN Tagging / Port Switching
• Wi-Fi 802.11b/g Access Point
• 1-4 Line VoIP RAG
• E1/T1 plus IP

The ProST is WiMAX Forum Certified.
FDD (3.5GHz; 3.6 - 3.8GHz) TDD (3.3 - 3.5GHz; 3.4 - 3.6GHz; 4.9 - 5.0GHz; 5.15 - 5.35GHz; 5.47 - 5.725GHz; 5..8GHz)

MacroMAX, MicroMAX, EasyST & ProST are all WiMAX certified for the 3.4-3.6GHz FDD band. Further development is now underway to introduce new base station and subscriber terminal variants, to develop a wide portfolio of frequency bands and to enhance some of these products to support the 802.16 mobile standard.

Through our participation in the WiMAX Forum, we contribute to the development of the IEEE 802.16 standards and WiMAX Forum technical activities. As a part of our development of the AS.MAX portfolio, we are working closely with key technology partners. These include:

• Intel - Application Specific Integrated Circuits (“ASICs”) for CPE equipment

• picoChip - High performance parallel processors for SDR base stations

• Sequans - Systems on a Chip (“SOCs”) for integrated Micro base stations

We are also investing in the development of technologies and techniques that will provide further performance benefits. These include the development of multi-channel radio transceivers and smart antenna technology.

Airspan’s AS.Net products are based on the IEEE 802.11a/b/g standards. Through our membership in the WiFi Alliance, a global, non-profit industry trade association devoted to the growth of wireless Local Area Networks (WLAN), Airspan participates with more than 200 companies in delivering interoperable WiFi solutions and ensuring a positive user experience through the Alliance’s WiFi CERTIFIEDTM program. Airspan's membership in the WiFi Alliance and its acquisition of Radionet reiterate Airspan's belief that a combination of WiMAX and WiFi technologies will provide the most flexible combination of wireless-based broadband connectivity solutions in enterprise and carrier networks.

iTone Acquisition

During 2005 Airspan completed its acquisition of ArelNet and the iTone VoIP and soft switch product lines. In 2006, we completed the integration of iTone technology with WiMAX products to create our VoiceMAX product, which enables customers to provide carrier class voice support on the AS.MAX platforms.

Intellectual Property

We rely on a combination of patent, trademark, copyright, trade secret law and confidentiality or license agreements to protect our proprietary rights in products, services, know-how and information. Intellectual property laws afford limited protection. Certain rights in processing equipment and software held by us and our subsidiaries provide us with a competitive advantage, even though not all of these rights are protected under intellectual property laws. It may be possible for a third party to copy our products and services or otherwise obtain and use our proprietary information without our permission.

During the development of our DS-CDMA, FH-CDMA and 802.16/WiMAX systems (AS4000, AS4020, WipLL and AS.MAX) we have generated a significant patent portfolio. As of March 1, 2007, our development efforts have resulted in 30 separate U.S. patents granted (together with various foreign counterparts), with a further five pending U.S. applications. In connection with our acquisition of the Radionet business, we acquired one patent. For these technologies we do not pay significant royalties to any other companies. To improve system performance and reduce costs, we have developed software and custom integrated circuits that incorporate much of our IP, and which are the key elements of our wireless solutions.

In connection with our acquisition of the Proximity business from Nortel, Nortel assigned to us all of its rights, title and interest in the Proximity trademarks and service marks and certain of its copyrights used exclusively with the Proximity products. In addition, Nortel has granted us a non-exclusive, world-wide license to use its U.S. patents that relate to the Proximity products for the term of the patents. Nortel has also granted us a non-exclusive worldwide license to use certain of its copyrights, which were not assigned to us and its trade secrets relating to the Proximity products. The copyright and trade secrets licenses are perpetual.

U.S. patents are currently granted for a term of 20 years from the date a patent application is filed. Our U.S. patents have in the past given us competitive advantages in the marketplace, including a number of patents for wireless transmission techniques and antenna technologies.

U.S. trademark registrations are for a term of 10 years and are renewable every 10 years as long as the trademarks are used in the regular course of trade. We register our trademarks in a number of other countries where we do business. We maintain a portfolio of trademarks representing substantial goodwill in our businesses.

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

We continue to operate live multi-cell test networks that provide always-on high-speed Internet access and voice services to a number of volunteer end-users. Airspan maintains WiMAX and AS4020 test networks in and around the town of Stratford upon-Avon, U.K., and a WipLL test network in the vicinity of Airport City, Israel. In addition to providing valuable long-term system reliability, availability and other performance data, these unique networks permit us to empirically investigate radio transmission and reception and interference behavior for existing and emerging products.

Research and development expenditures

We incur research and development expenditures in an effort to reduce manufacturing costs, develop new products or product enhancements and to maintain the functionality of existing products as customers request new features or as integrated components need to be replaced. During the years ended December 31, 2006, 2005 and 2004, we spent $24.8 million, $21.2 million, and $18.8 million, respectively, on research and development of our products.

Customers

We believe our existing customers are principally comprised of network operators, looking to provide their customers with fixed, nomadic and portable broadband access solutions, as well as backhaul and bridging solutions. Within the next 18 months, we expect to introduce broadband wireless products that will also allow network operators to provide customers with mobile access solutions as well. Our customers today can be generally described as follows:

•  CLECs and ILECs that operate in areas of relatively low tele-density or in areas where the installation of copper or fiber lines or coaxial cables is cost prohibitive, or where their existing telecommunications infrastructure equipment cannot effectively deliver broadband data connectivity;

•  cable TV operators, who use BWA systems to extend the reach of their networks, and/or who offer telephone services in addition to their basic TV services;

•  ISPs that operate in areas where other carriers cannot offer broadband access services;

•  operators of WiFi-based Hotzones and networks, such as municipalities; and

•  enterprises that operate private, closed loop networks.

We began shipping our products in 1996. By the end of December 2006, we had shipped to over 400 customers in more than 100 countries. Our customers today include large fixed wireless access carriers such as Axtel S.A. de C.V., Mexico (“Axtel”). Axtel has more than 800,000 subscribers and operates the world’s largest broadband fixed wireless network that is not based on mobile technology.

We currently derive, and expect to continue to derive, a substantial percentage of our net sales from fewer than ten customers. In 2006, 72% of our revenues were derived from our top ten customers, including revenues from Axtel, our largest customer, accounting for approximately 26% of our revenues and Yozan Inc (“Yozan”), accounting for approximately 19% of revenues. They were the only customers that individually accounted for more than 10% of our 2006 annual revenue. It is possible that in fiscal 2007, Axtel and Yozan may together account for more than 25% of our annual revenue. No single customer is expected to account for more than 25% of our projected annual revenue in 2007. Our business relationships with Axtel and Yozan are summarized below.

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

Our largest customer in 2006 was Axtel. As a result of the acquisition of the Proximity business from Nortel Networks, Airspan assumed the right and obligation to supply Proximity products and services to Axtel pursuant to agreements (the “Axtel Agreement”) signed between Nortel Networks and Axtel. The Axtel Agreement was amended in April and December, 2004. Under our existing agreements with Axtel, Axtel was committed to purchase a minimum of $38 million of product from us during the period from January 1, 2005 until December 31, 2006. In 2005, Axtel’s purchases exceeded that amount, as a result of which no further purchase commitments currently exist by agreement between the companies. Axtel may continue to place orders for products for as long as the agreements remain in place and effective.

The Axtel Agreement contains terms and conditions typical for supply and support agreements of this type, including the requirements for Axtel to make certain cash down-payments with orders placed and for lead times for delivery of products. We have agreed to provide technical assistance and support services related to the products used in Axtel’s network, including emergency recovery and remote technical assistance, as well as other services at agreed upon prices. The Axtel Agreement gives Axtel a non-exclusive and perpetual license to use the Proximity software, subject to certain events of default, and a one-year, limited warranty with respect to the delivered products. The Axtel agreements may be terminated by either party in the event of the other party’s failure to cure a breach of any term or condition of the agreement. The Axtel Agreement states that either party may terminate the agreement in the event the other party encounters various forms of financial difficulty, insolvency or bankruptcy and where the other party has materially failed to perform any term under the Agreement that has not been cured within 30 days of notification.

During 2005, Yozan and Airspan concluded two contracts for the supply of WiMAX equipment for a total value of $42.9M. Deliveries of equipment under the supply contracts commenced in the fourth quarter of 2005. In a Memorandum of Understanding (MOU) signed in September, 2006, we agreed with Yozan that the amount of the original supply agreement would be reduced from $42.9 million to approximately $28 million. As of the end of 2006, approximately $22.6 million of equipment had been delivered to Yozan, most of which had been accepted by Yozan. Yozan has made payments totaling $19.3 million for this equipment. The MOU requires delivery of 2,000 MicroMAX-SDR Base Stations and 20,000 subscriber terminals, but the final composition of products to be delivered may change under the agreement. The parties agreed to use reasonable efforts to complete deliveries by the end of 2006, but delays have now extended the delivery schedule into 2007. Scheduling of the remaining deliveries is still under discussion. The remaining commitment at December 31, 2006 under the MOU is approximately 500 base stations. Yozan has the right to terminate our supply agreement if we fail to comply with the terms and conditions of the agreement and such breach is not cured.

Revenue from support services under two agreements covering the equipment delivered under the supply contracts from Yozan has been recognized through the end of 2006 for a total of approximately $1.2 million and under the agreement currently in place additional service revenue of $1.5 million is expected to be recognized in 2007. In addition, Yozan has agreed to provide funding of $7.4 million toward our development of a WiMAX USB CPE device. As of December 31, 2006, we had received $3.5 million in funding from Yozan, which was included in revenue of the fourth quarter of 2006; the balance of $3.9 million is expected to be recognized in revenue during 2007.

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

As of March 1, 2007, we had 108 full time employees and contractors dedicated to sales, marketing and customer service.

Manufacturing

We subcontract all of our manufacturing to subcontractors, who provide full service manufacturing solutions, including assembly, systems integration and test procedures. Except as noted below, our finished products are shipped directly from the manufacturing subcontractor to customers.

We currently outsource the manufacturing of our AS4000, AS4020, Proximity CPE and the large-size WiMAX base station products directly to a global subcontract manufacturer, Solectron Corporation (“Solectron”). In addition to providing full service manufacturing solutions, Solectron provides a range of manufacturing services including prototyping, and new product introduction.

At the end of 2006, Solectron relocated the manufacture of our AS4000 and AS4020 CPE and base station products from Scotland to Guadalajara, Mexico. Solectron also makes our Proximity CPE products in Mexico. Finished AS4000, AS4020 and WiMAX products are stored, prior to dispatch to end customers, at our third-party logistics provider based in the U.K.. Proximity products are generally shipped directly from the manufacturing sites to our customers. In the event that they are not shipped directly they are stored, prior to dispatch, at our third-party logistics provider.

Manufacture of our Proximity base station products is outsourced to Syntech Technologies, U.K.

Manufacture of our WipLL products is outsourced to an Israeli manufacturing subcontractor named Racamtech Limited, which is part of the CAM Group (“CAM”), based in Israel.

Manufacture of our WiMAX CPE and small WiMAX base station products is outsourced directly to a global subcontract manufacturer, Flextronics Corporation (“Flextronics”). Flextronics currently manufactures this product in Israel.

Manufacture of our ASNET product portfolio was outsourced during 2006 to two subcontract manufacturers, based in Finland. Elcoteq Network Corporation (“Elcoteq”) manufactures the printed circuit board assemblies. Laukamo Elecctromec OY (“Laukamo”) performs the final configuration and box assembly functions. The products were then stored, prior to dispatch to end customers, at our third-party logistics provider based in the Finland. We are in the process in moving the production of the ASNET products to Syntech Technologies, U.K.

A third party based in Canada manufactures our Airspan branded AS3030 and AS4030 products pursuant to a three year contract that ends in September, 2007. In September 2007, the contract will automatically renew for a further term of one year unless either party gives written notice to terminate at least 30 days prior to the end of the term then in effect.

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

Some of the key components of our products are purchased from single vendors for which alternative sources are generally not readily available in the short to medium term. If these vendors fail to supply us with components because they do not have them in stock when we need them, if they reduce or eliminate their manufacturing capacity for these components or if they enter into exclusive relationships with other parties which prevents them from selling to us, we could experience and have experienced significant delays in shipping our products while we seek other sources. During the third quarter of 2004, as a result of a temporary shortage of components, we experienced temporary difficulty manufacturing enough Proximity products to meet existing orders in a timely manner. See “Item 1A. RISK FACTORS — Our dependence on key suppliers and contract manufacturers may result in product delivery delays if they do not have components in stock or terminate their non-exclusive arrangements with us.”

Backlog

Our backlog at December 31, 2006 and 2005 under commitments from Axtel, Yozan and DBD was $14.2 million and $51.4 million, respectively. The decrease was primarily related to Yozan. We did not have additional material backlog at the end of 2006 or 2005. We anticipate that substantially all of the 2006 backlog will be filled in 2007. We believe that backlog is not necessarily a reliable indicator of our future sales as our customers generally do not make significant firm commitments to purchase product more than a quarter in advance.

Competition

We compete in a relatively new, rapidly evolving and highly competitive and fragmented market. We compete with companies that are producing access systems for fixed and mobile wireless networks, cellular networks, wired DSL networks, cable networks and occasionally fiber optic cable and satellite networks. We also compete with companies that have VoIP switching solutions.

We believe the primary competitive challenges our business faces include:

•	competing with established, traditional wired network equipment providers and their wired solutions,

•	encountering competition as more suppliers develop and introduce products that comply with mobile and fixed WiMAX standards;

•	competing with the growth of cellular mobile networks that are capable of providing broadband access at high speeds; and

•	convincing service providers that our solutions are superior to competing wired and wireless solutions that may be offered by substantially larger companies.

We face, or believe that we will face, competition from various other providers of wireless communications products and services and, while we believe our industry to be competitive, we do not believe there is a single dominant competitor.  Competitors vary in size and scope, in terms of products and services offered. With respect to the broadband fixed wireless solutions we offer today, we believe we compete directly with Alvarion, Huawei, Motorola, SR Telecom, Siemens, Terabeam, ZTE, and with a number of smaller privately-held companies. We also believe we compete indirectly with a number of large telecommunication equipment suppliers such as Samsung and Alcatel. We expect to face competition from these and other suppliers that introduce and develop products that comply with mobile WiMAX standards.

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

Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and financing of their products than we can. Furthermore, some of our competitors may make strategic acquisitions or establish cooperative relationships among themselves. See “Item 1A. RISK FACTORS — An inability to overcome competition from alternative communications systems could adversely affect our results of operations.”

Employees

As of March 1 2007, we had a total of 292 full-time employees, including contract personnel, of which 92 were based in the U.K., 96 were based in Israel, 30 were based in the United States and 16 were based in Finland and 58 in all other locations. No employees are presently represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers and Directors

The names, ages and positions of our executive officers and directors as of March 14, 2007 are listed below along with their business experience during the past five years.

Name	Age	Title
Matthew J. Desch	49	Chairman of the Board of Directors
Eric D. Stonestrom	45	President and Chief Executive Officer, Director
David Brant	43	Senior Vice President and Chief Financial Officer
Henrik Smith-Petersen	43	President, Asia Pacific
Arthur Levine	49	Vice President, Finance and Controller
Alastair Westgarth	43	Senior Vice President and Chief Technology Officer (1)
Julianne M. Biagini	44	Director
Bandel L. Carano	43	Director
Frederick R. Fromm	57	Director
Michael T. Flynn	58	Director
Guillermo Heredia	65	Director
Thomas S. Huseby	59	Director
David A. Twyver	60	Director

(1) Resigned from the Company effective March 23, 2007

Matthew J. Desch became Chairman of the Board of Directors of Airspan on July 1, 2000. Since September 2006, Mr. Desch has served as Chairman and Chief Executive Officer of Iridium Satellite LLC, a global supplier of mobile satellite communications services. Prior to joining Iridium, Mr. Desch served as the Chief Executive Officer of Telcordia Technologies, a private communications software and services supplier from July 2002 until October 2005. He is currently a member of the board of directors of Starent Networks. From 1987 through May 2000, Mr. Desch served in a variety of management positions with Nortel Networks, a global supplier of networking solutions and services. From 1996 through 2000, he served as Executive Vice President and President of Nortel's Wireless Networks division, responsible for Nortel's global wireless infrastructure business. Mr. Desch has a B.S. from Ohio State University and an M.B.A. from the University of Chicago.

Eric D. Stonestrom joined Airspan as Executive Vice President and Chief Operating Officer in January 1998. In May 1998, he was named President and Chief Executive Officer, as well as a member of the Board of Directors. From 1995 to January 1998, Mr. Stonestrom was employed by DSC Communications Corporation, a provider of telecommunications equipment and services (“DSC”), as a Vice President of operating divisions, including the Airspan product line. From 1984 until 1995, Mr. Stonestrom worked at telecommunications corporations Bell Laboratories and AT&T in a variety of positions. He received B.S., M.S. and M. Eng. degrees in 1982, 1983 and 1984, respectively, from the College of Engineering at the University of California at Berkeley.

David Brant joined Airspan in January 1998 as Finance Director. He became Senior Vice President and Chief Financial Officer in January 2007. Between July 2000 and December 2005 Mr. Brant served as Vice President Finance and Controller. In December 2005 the Company transferred its Finance function to the United States, and he assumed an operating role leading the Company's ASNet division, broadening his experience across the operational functions of the Company. From 1990 to 1998, Mr. Brant was employed by DSC in various financial roles, the last post as Director of European Accounting. He received a B.A. in Mathematical Economics in 1984 from Essex University and is a Fellow of the Association of Chartered Certified Accountants.

Henrik Smith-Petersen joined Airspan in February 1998 as Senior Director in Sales. He became Regional Vice President for Asia Pacific in April 2000 and in February 2001 became President, Asia Pacific. Prior to joining Airspan, from July 1997 he was with DSC as Director of Business Development. In DSC he gained extensive experience developing new business and partnerships worldwide in the wireless telecommunication market. Before joining DSC, he worked for four years for AT&T’s Network Systems Group in Italy, where he developed AT&T’s operation systems business and later became Key Account Manager for Italtel, AT&T’s local partner in Milan, developing the Telecom Italia business. He received his B.Sc. in Business Economics degree from Copenhagen School of Economics in Denmark in 1990, and a M.B.A. from SDA BOCCONI University in Milan in 1992.

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

Alastair Westgarth joined Airspan in July 2006 as Senior Vice President and Chief Technology Officer and will leave the Company on March 23, 2007. Prior to joining Airspan, he served from October 2005 to July 2006 as Senior Vice President of Product Line Management at InnerWireless, Inc., which develops and deploys in-building broadband wireless distribution systems plus indoor location positioning platforms. Prior to his employment with InnerWireless, Mr. Westgarth served as President and CEO of Navini Networks, a provider of portable broadband wireless access solutions. He also served as an executive team member at Nortel Networks and First Broadcasting.

Julianne M. Biagini has served as a director of Airspan since August 2006. Ms. Biagini has been employed by Endwave Corporation, a supplier of RF subsystems for millimeterwave, broadband wireless access systems, since 1994, and is currently an Executive Vice President. Ms. Biagini also served for five years as Chief Financial Officer of Endwave from May 2001 through April 2006. From 1992 until 1994, Ms. Biagini was the manager of Accounting and Tax at Exponent, Inc., an engineering and scientific consulting firm. Prior to 1992, Ms. Biagini worked at KPMG as a tax specialist. Ms. Biagini serves as a member of the Board of Directors of the American Electronics Association and is chairperson of the Silicon Valley/Northern California Council. Ms. Biagini is a Certified Public Accountant with a B.S. in business administration from San Jose State University and an M.B.A. from Santa Clara University.

Bandel L. Carano joined the Board of Directors of Airspan in September 2006. Mr. Carano, who was a member of the company’s Board of Directors from January 1998 to February 2001, has been a general partner of Oak Investment Partners, a multi-stage venture capital firm, since 1987. Mr. Carano also serves on the Investment Advisory Board of the Stanford Engineering Venture Fund, the Board of Directors of Wireless Facilities, Inc., FiberTower Corporation, the Supervisory Board of Tele Atlas N.V. and the Board of Directors of numerous private companies, including Trapeze Networks, MobiTV, Tensilica and Visto Corporation. Mr. Carano holds a B.S. and an M.S. in Electrical Engineering from Stanford University.

Michael T. Flynn has served as a director of Airspan since July 2001. From June 1994 until March 31, 2004, Mr. Flynn served as an officer of ALLTEL Corporation, an integrated telecommunications provider of wireless, local telephone, long-distance, competitive local exchange, Internet and high-speed data services. From May 2003 until April 2004, he held the position of Assistant to the Chief Executive Officer. From April 1997 to May 2003, Mr. Flynn served as Group President of Communications at ALLTEL. From June 1994 to April 1997, Mr. Flynn was President of the Telephone Group of ALLTEL. Since January 2004, Mr. Flynn has served on the Board of Directors, the Audit Committee and the Compensation Committee of WebEx Communications, a publicly-traded company providing real time web collaboration and conferencing services. He also serves as a member of the Board of Directors of several private companies including: Calix, a leading provider of next generation, integrated voice, data and video, loop and transport access technology; and GENBAND a provider of access and trunking media gateway solutions for VoIP and signaling applications. Mr. Flynn earned his B.S. degree in Industrial Engineering from Texas A&M University in 1970. He attended the Dartmouth Institute in 1986 and the Harvard Advanced Management Program in 1988.

Frederick R. Fromm joined the Airspan Board of Directors in June 2006. Mr. Fromm has served for more than 30 years in the telecommunications industry, where he has held a variety of senior executive positions with a broad range of companies. Since January 2006, Mr. Fromm has served as the Chairman of the Board and Chief Executive Officer of nexVortex, Inc., a privately-held business-grade VoIP services provider. From July 2004 until September 2005, Mr. Fromm served as the President and Chief Executive Officer and as a director of Mobeon AB, a Swedish based telecom software manufacturer and supplier of specialized messaging software components to tier-one telecom network equipment vendors. From May 2003 to February 2004, Mr. Fromm was President and Chief Executive Officer and a director of Gluon Networks, Inc., a private telecommunications equipment company. From July 2000 to October 2001, he was President, and from November 2001 to October 2002 he was also a director and Chief Executive Officer of Oplink Communications, Inc., an optical components company that completed its initial public offering during Mr. Fromm’s tenure with the Company. Between June 2001 and July 2006, Mr. Fromm served as a director of Wave Wireless Corporation, a public wireless telecom equipment company. Mr. Fromm received B.S. and M.S. degrees in Engineering from the University of Wisconsin-Milwaukee and an M.B.A. from Florida Atlantic University.

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

Thomas S. Huseby has served as a Director of Airspan since January 1998, serving as Chairman of the Board from January 1998 until July 2000. Since August 1997, Mr. Huseby has served as the Managing Partner of SeaPoint Ventures, a venture capital fund focused on communications infrastructure. Mr. Huseby has also served as an advisor to Oak Investment Partners since August 1997. Prior to his employment with SeaPoint Ventures, from 1994 to 1997, Mr. Huseby was the Chairman and Chief Executive Officer of Metawave Communications, a previously public corporation which manufactured cellular infrastructure equipment. Previously he was President and Chief Executive Officer of Innova Corporation, a previously public manufacturer of millimeter wave radios.   Mr. Huseby is currently Chairman of the Board of Hubspan, a private integration solutions provider, Qpass, Inc., a private corporation which offers software that facilitates the sale of digital content for wireless carriers, MobileLime, a private company that allows consumers to make purchases through any mobile phone at participating merchants, Telecom Transport Management, Inc., a privately held company providing comprehensive backhaul transport solutions for wireless carriers in the United States, and SnapIn Software, Inc., a privately held company that develops handset-based wireless customer care and diagnostic products for mobile network operators. He is also a  board member of the following privately held corporations: Kineto Wireless, Mojix, Trumba and Wireless Services Corporation. Mr. Huseby has a Bachelor's degree in Economics and a B.S.I.E. from Columbia University and an M.B.A. from Stanford University.

David A. Twyver joined the Board of Directors of Airspan in May 1999. Mr. Twyver served as the President and Chief Executive Officer of Ensemble Communications Inc., a supplier of LMDS wireless equipment, from January 2000 until September, 2002. From 1996 to 1997, Mr. Twyver served as Chief Executive Officer of Teledesic Corporation, a satellite telecommunications company. From 1974 to 1996, Mr. Twyver served in several management positions at Nortel Networks Limited, a leading global supplier of data and telephone network solutions and services, most recently as president of Nortel Wireless Networks from 1993 to 1996. Mr. Twyver served as a director of Metawave Communications, Inc, a manufacturer of cellular infrastructure equipment, from March 1998 until February 2003 and as a member of Metawave Communications, Inc.’s Audit Committee from June 2000 until February 2003. Mr. Twyver also served as Chairman of the Board of Directors of Ensemble from January 2002 until December 2003 and as a director until April 2004. He received his B.S. in Mathematics and Physics from the University of Saskatchewan.

ITEM 1A. RISK FACTORS

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business.

If we continue to incur substantial losses and negative operating cash flows, we may not succeed in achieving or maintaining profitability in the future.

We have incurred net losses and negative cash flows since we became an independent company, and as of December 31, 2006, we had an accumulated deficit of $241.0 million. We anticipate that we will continue to experience negative cash flows over the next 12 months. Our operating losses have been due in part to the commitment of significant resources to our research and development and sales and marketing organizations. We expect to continue to devote resources to these areas and, as a result, we will need to continue increasing our quarterly revenues to achieve and maintain profitability. We cannot be certain that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. Continuous cash outflows can lead to the need for new financing, which may not be available on favorable terms, or at all.

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

We believe that period-to-period comparisons of our operating results are not necessarily meaningful. Since our customers are not typically required to purchase a specific number of our products in any given quarter, we may not be able to accurately forecast our quarterly revenues. Revenues are further affected if major deployments of our products do not occur in any particular quarter as we anticipate and/or our customers delay shipments or payments due to their inability to obtain licenses or for other reasons. As a result, our quarterly operating results have fluctuated in the past and will likely vary in the future. This could cause the market price of our common stock to decline. Other factors that may affect our quarterly operating results and our stock price include the loss of a major customer, our ability to react quickly to new competing technologies, products and services which may cause us to lose our customers, or if our suppliers and manufacturers are not able to fulfill our orders as a result of a shortage of key components that leads to a delay in shipping our products. We incur expenses in significant part based on our expectations of future revenue, and we expect our operating expense, in particular salaries and lease payments, to be relatively fixed in the short run. Accordingly, any decline in revenue for a particular quarter could have an immediate negative effect on results for that quarter, possibly resulting in a change in financial estimates or investment recommendations by securities analysts, which could result in a fall in our stock price. The results of any one quarter should not be relied upon as an indication of future performance.

If we are not able to implement a program to reduce product costs over time, introduce new products or increase sales volume to respond to declines in the average selling prices of our products, our gross margin may decline.

We expect the average selling prices of our products to decline due to a number of factors, including competitive pricing pressures, rapid technological change, industry standardization and volume sales discounts. Accordingly, to maintain or increase our gross margin, we must develop and introduce new products or product enhancements with higher gross margins and implement product cost reductions. If our average selling prices continue to decline and we are not able to maintain or increase our gross margin, our results of operations could be harmed.

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

If WiMAX becomes or is regarded as likely to become a principal standard for the BWA industry, we face the risk that our non-WiMAX products will become obsolete. In such event, we anticipate that our results of operations would be materially adversely affected unless increasing sales of AS.MAX products compensate for the decline in sales of non-WiMAX products. For example, sales of our proprietary products declined significantly in 2006 and are expected to continue to decline. In the course of committing to research and development, enhancing our existing products and developing the AS.MAX product line, we have made projections and assumptions about the potential demand for our various product lines. If our projections or assumptions are incorrect for any reason, and our product lines do not sell as projected, our results of operations will be materially adversely affected.

Since we incur most of our operating expenses and a portion of our cost of goods sold in foreign currencies, fluctuations in the values of foreign currencies could have a negative impact on our profitability.

Although 87% of our sales in 2006 and a majority of our cost of goods sold were denominated in U.S. dollars, we incur most of our operating expenses and a portion of our cost of goods in British pounds and, to a lesser extent, New Israeli Shekels and euros. In 2006, approximately 24% of our combined operating expenses and cost of sales were denominated in British pounds. We expect these percentages to fluctuate over time. Fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations and our business and our currency hedging activities may not limit these risks. The value of foreign currencies may also make our products more expensive than local products.

We operate in highly dynamic and volatile industries characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles.

The markets for our products have been characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. Our success depends, in substantial part, on the timely and successful introduction of high quality new products and upgrades, as well as cost reductions on current products to address the operational speed, bandwidth, efficiency and cost requirements of our customers. With the adoption by the wireless broadband industry of the IEEE 802.16 and ETSI HiperMAN wireless MAN standards, our success will also depend on our ability to comply with these and other emerging industry standards, to operate with products of other suppliers.

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

The success of new or enhanced products depends on a number of other factors, including the timely introduction of those products, market acceptance of new technologies and industry standards, the perceived quality and robustness of new or enhanced products, competing product offerings, the pricing and marketing of our products and the availability of funding for those networks. Products and technologies developed by our competitors or by us may render certain of our products obsolete. If we fail to respond in a timely and effective manner to unanticipated changes in one or more of the technologies affecting telecommunications and data networking or our new products or product enhancements fail to achieve market acceptance, our ability to compete effectively in our industry, and our sales, market share and customer relationships could be materially and adversely affected.

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

Prior to the adoption of the WiMAX standards, we sold products that operated on our own, proprietary operating technologies. We anticipate that we and other BWA equipment suppliers will increasingly sell products that are WiMAX Forum Certified or that meet WiMAX standards. With the adoption of WiMAX as the new industry standard for broadband wireless communications, many of those proprietary technologies will no longer be used in Airspan products. As a result, as we bring WiMAX-based systems to market, we may face increased competition from a number of other manufacturers who are no longer restricted by our intellectual property rights from building competing products. To remain competitive, we believe we must continue to invest significant resources in research and development, sales and marketing and customer support for WiMAX. We cannot be certain that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to remain competitive. In developing products that conform to defined wireless-industry standards, we recognize that, by diminishing product differentiation, standardization may lower the barriers to entry by other manufacturers in the markets in which we seek to sell our products. If companies with greater resources than us choose to manufacture any standards-based products to compete with us, this may cause competition to be based on criteria such as the relative size, resources, marketing skills and financial incentives provided by our competitors, where we may be weaker than if competition is based on product differentiation alone. If we are unable to maintain our position as a technology leader in this market of open standards and broader competition, we may suffer reductions in revenues and margins and loss of market share, revenues and operating margins, which could result in reduced stock prices.

If we are not able to implement a program to conform our products to industry standards or to successfully market and sell our standards-based products, our revenues may decline.

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

Competitors vary in size and scope, in terms of products and services offered. With respect to the fixed broadband wireless solutions we offer today to serve in licensed and unlicensed frequencies, we believe we compete directly with Siemens, Alcatel, Motorola, Alvarion, Terabeam and SR Telecom, with a number of smaller privately-held companies and with the divisions of a number of institutional telecommunication equipment companies. We also believe we compete indirectly with a number of large telecommunication equipment suppliers such as Alcatel and Harris.

Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources and more established distribution channels. These competitors may be able to respond more rapidly to new or emerging technologies such as WiMAX and changes in customer requirements, or to devote greater resources to the development, promotion, sale and financing of their products than we can. Furthermore, some of our competitors have made or may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to gain customer market share rapidly. These competitors may enter our existing or future markets with systems that may be less expensive, provide higher performance or contain additional features. In addition, large companies are sometimes reluctant to base an important line of business on equipment purchased from a smaller vendor such as Airspan. Larger companies may also decide to wait to see how a new technology develops before committing any significant resources to deploying equipment from a particular supplier.

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

We currently derive, and expect to continue to derive, a substantial percentage of our net sales from fewer than ten customers. In fiscal 2006, 72% of our revenue was derived from our top ten customers. In fiscal 2006, Axtel and Yozan accounted for approximately 26% and 19% of our annual revenue, respectively. They were the only customers that individually accounted for more than 10% of our 2006 revenue. It is possible that in fiscal 2007, Axtel and Yozan may together account for more than 25% of our annual revenue. No single customer is expected to account for more than 25% of our projected annual revenue in 2007. We believe that there are certain economies of scale inherent in our industry. Accordingly, the loss of Axtel or Yozan as a customer or the loss of any large percentage of our customer contracts could negatively impact our gross profit margins, our profitability and efforts to preserve cash resources.

Axtel has the right to terminate the Axtel supply agreement if we fail to comply with the terms and conditions of the agreement and if such breach is not cured. For instance, if we fail to meet delivery schedules or if we fail to deliver products and services that meet the contract specifications, Axtel may claim we breached the agreement. Even if such failures are solely attributable to the acts or failures to act of third parties, Axtel may have the right to terminate the agreement. Additionally, Axtel itself has a limited operating history having only commenced operations in 1999, and is subject to its own competitive pressures and operating constraints in the Mexican economy. If Axtel should fail for any reason, or fail to have access to debt and equity markets for liquidity, it may not be able to continue to make purchases at the same levels as prior years.

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

The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. We anticipate that our operating results will continue to depend on sales to a small number of key customers in the foreseeable future. In general, our contracts with our customers involve major deployments that require several months to fulfill, so our results may depend on the same major customers for consecutive quarters. Once a contract is fulfilled, we cannot assure you that the customer will continue to purchase upgrades or services from us, or possibly new products. It is necessary, therefore, for us to continually seek new customers in order to increase our revenue. To the extent that any major customer terminates its relationship with us, our revenues could decline significantly.

We face certain risks related to the Yozan contract amendment.

We face the risk that Yozan will materially delay or seek to cancel equipment orders. In a Memorandum of Understanding (MOU) signed on September 8, 2006, we agreed with Yozan that the amount of the original supply agreement would be reduced from $42.9 million to approximately $28 million. As of the end of 2006, approximately $22.6 million of equipment had been delivered to Yozan, most of which had been accepted by Yozan. Yozan has made payments totaling $19.3 million for this equipment. The MOU requires delivery of 2,000 MicroMAX-SDR Base Stations and 20,000 subscriber terminals, but the final composition of products to be delivered may change under the agreement. The parties agreed to use reasonable efforts to complete deliveries by the end of 2006, but delays have now extended the delivery schedule into 2007. Scheduling of the remaining deliveries is still under discussion.

In the second quarter of 2006, we took a $4.4 million charge related to excess inventory reflecting our estimate of the most probable amount of excess inventories and purchase commitments (net of amounts that are cancelable), based on the amount we expected to deliver to Yozan under the amended supply contract. Since then, as a result of our ability to cancel or reduce some inventory purchase commitments with our contract manufacturers, and to obtain some more favorable payment and delivery terms for some of the inventories that are still to be delivered under orders we placed originally to fulfill the Yozan supply agreements, we revised our estimates of the most probable amount of excess inventories and purchase commitments. Accordingly, we reduced the amount of the accrued excess commitment by approximately $1.3 million in the third quarter of 2006. As a result of the reduction in the third quarter and purchases made under these commitments in the second half of 2006, the remaining accrual at December 31, 2006 is approximately $1.5 million. The remaining accrual could increase, however, if Yozan does not fully honor its amended purchase commitments.

Our customer contracts vary widely in terms and duration, with many of our customers executing only short-term purchase orders, and our customer contracts allow our customers to terminate without significant penalties.

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

Moreover, since we often believe that these purchase orders may represent the early portion of longer-term customer programs, we often expend significant financial, personnel and operational resources to fulfill these orders. If our customers fail to purchase additional products to fulfill their programs as we hope, we may be unable to recover the costs we incur and our margins could suffer.

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

Many of our customers are subject to extensive regulation as communications service providers. Changes in legislation or regulation that adversely affect those existing and potential customers could lead them to delay, reduce or cancel expenditures on communications access systems, which actions would harm our business. In the past, we have suffered the postponement of anticipated customer orders because of regulatory issues. The resolution of those issues can be lengthy and the outcome can be unpredictable. We have also received orders in the past from customers that were contingent upon their receipt of licenses from regulators, the timing of which was uncertain. The receipt of licenses by our customers may occur a year or more after they initially seek those licenses, or even after they place orders with us.

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

We make estimates relating to customer demand and errors in our estimates may have negative effects on our inventory levels, revenues and results of operations.

We have historically been required to place firm orders or binding forecasts for products and components with our suppliers. These commitments to our suppliers may be placed up to six months prior to the anticipated delivery date based on the aggregate of our existing customer purchase commitments and our forecast of our customer future demands. Our sales process requires us to make multiple forecast assumptions relating to expected customer demand, each of which may introduce error into our estimates, causing excess inventory to accumulate or a lack of product supply when needed. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect or at all. As a result, we would have excess inventory, which would harm our financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity were available, we may lose revenue opportunities and market share and may damage our customer relationships.

Our international sales may be difficult and costly as a result of the political, economic and regulatory risks in those regions.

Sales to customers based outside the U.S. have historically accounted for a substantial majority of our revenues. In 2006, our international sales (sales to customers located outside the U.S. which includes a small percentage of U.S. customers where the final destination of the equipment is outside of the U.S.) accounted for approximately 92% of our total revenue, with sales to customers in South and Central America and the Caribbean, including Mexico, accounting for 40% of total revenue, and sales to customers in Europe, Asia and Africa accounting for approximately 18%, 30% and 4%, respectively, of total revenue. In many international markets, long-standing relationships between potential customers and their local suppliers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuing international opportunities may require significant investments for an extended period before returns on such investments, if any, are realized and such investments may result in expenses growing at a faster rate than revenues. The following risks inherent in international business could reduce the international demand for our products, decrease the prices at which we can sell our products internationally or disrupt our international operations, which could adversely affect our operations:

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

•
any limitation on our ability to enforce intellectual property rights or agreements in regions where the judicial legal systems may be less developed or less protective of intellectual property or contractual rights;

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

We believe that our future success, particularly with respect to WiMAX, will depend upon our ability to expand our direct and indirect sales operations, including establishing relationships with distributors and major system integrators and telecommunications equipment OEMs. We cannot be certain that we will be successful in maintaining or expanding OEM agreements with major suppliers such as Nortel, Fujitsu and L.M. Ericsson.

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

Some of the key components of our products are purchased from single vendors, including printed circuit board assemblies, application specific integrated circuits and radio frequency filters, for which alternative sources are generally not readily available in the short to medium term. If our vendors fail to supply us with components because they fail to remain in business, fail to meet our quality or production requirements, do not have the components in stock when we need them, if the supply of the components in the market is limited, or if our vendors reduce or eliminate their manufacturing capacity for these components or enter into exclusive relationships with other parties which prevent them from selling to us, we could experience significant delays in shipping our products while we seek other supply sources, which may result in our customers claiming damages for delays. At times we have been forced to purchase these components from distributors instead of from the manufacturers, which has significantly increased our costs. During the second quarter of 2005, as a result of a temporary shortage of components, we experienced temporary difficulty manufacturing enough products to meet certain existing orders in a timely manner. We do not have long-term contracts with all of our suppliers. Instead, we execute purchase orders approximately three to six months in advance of when we believe we may need the components. These purchase orders are non-exclusive, and we are generally not required to purchase any minimum volume of components from any of these suppliers. In those instances in which we do not have a long-term contract with a supplier, the supplier may terminate our relationship upon six months’ prior notice.

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

Our success has historically relied in part on proprietary technology. We have used a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights associated with our products other than AS.MAX. Despite our efforts to protect our proprietary rights, we cannot be certain that the steps we have taken will prevent misappropriation of our technology, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights. The laws of some foreign countries, particularly in Asia, do not protect our proprietary rights to the same extent as the laws of the U.S. and the U.K., and we may encounter substantial infringement problems in those countries. In addition, we do not file for patent protection in every country where we conduct business. In instances where we have licensed intellectual property from third parties, we may have limited rights to institute actions against third parties for infringement of the licensed intellectual property or to defend any suit that challenges the validity of the licensed intellectual property. If we fail to adequately protect our intellectual property rights, or fail to do so under applicable law, it would be easier for our competitors to copy our products and sell competing products at lower prices, which would harm our business.

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

In the past, we have acquired companies that we believed would enhance the expansion of our business and products. We may make selective opportunistic acquisitions of companies or businesses with resources and product or service offerings capable of providing us with additional product and/or market strengths. Acquisitions involve significant risks and uncertainties, including:

•	the industry may develop in a different direction than anticipated and the technologies we acquire may not prove to be those we need;

•	the future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;

•	the revenues of acquired businesses may not offset increased operating expenses associated with these acquisitions;

•	potential difficulties in integrating new products, software, businesses and operations in an efficient and effective manner;

•	our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;

•	potential loss of key employees of the acquired businesses;

•	diversion of the attention of our senior management from the operation of our daily business;

•	entering new markets in which we have limited experience and where competitors may have a stronger market presence;

•	the potential adverse effect on our cash position as a result of all or a portion of an acquisition purchase price being paid in cash;

•	potential issuance of securities that are superior to the rights of holders of our common stock, or that would dilute our shareholders’ percentage ownership;

•	potential assumption and/or incurrence of liabilities and the increased risk of costly and time-consuming litigation, including stockholder lawsuits; and

•	the potential assumption of significant amounts of debt.

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

Our use of the Credit Facility from Silicon Valley Bank presents certain risks.

On August 1, 2006, we and our wholly-owned subsidiary, Airspan Communications Limited, entered into a Loan and Security Agreement (the "Loan and Security Agreement") with Silicon Valley Bank ("SVB"), with respect to a revolving credit line. For the two year term of the credit line, we may, subject to certain adjustments, borrow up to the lesser of (i) $10,000,000 and (ii) 80% of eligible accounts receivable. We are currently using the credit line, and we expect to continue to use it in 2007. Although we believe the credit facility will increase our financial resources and financial flexibility, our use of the credit facility does present certain risks. Our ability to borrow under the credit facility is a function of, among other things, our base of eligible accounts receivable and the rate at which advances are made against eligible receivables (the "Advance Rate"). If the amount or quality of our accounts receivable deteriorates or the Advance Rate is adjusted downward, our ability to borrow under the credit facility will be directly, negatively affected. If there is a downward adjustment in the borrowing base at a time when we are unable to, within three business days, repay SVB the amount by which the borrowing base has been decreased, we will likely be in default under the Loan and Security Agreement. In addition, the credit facility requires us to satisfy certain financial covenants. As a result, we cannot provide any assurances that we will be able to borrow under the Loan and Security Agreement at a time when we most need money to fund working capital or other needs. The credit facility also contains various provisions that restrict our use of cash and operating flexibility. These provisions could have important consequences for us, including (i) causing us to use a portion of our cash flow from operations for debt repayment and/or service rather than other perceived needs, (ii) precluding us from incurring additional debt financing for future working capital or capital expenditures and (iii) impacting our ability to take advantage of significant, perceived business opportunities, such as acquisition opportunities or to react to market conditions. Our failure to meet financial and other covenants could give rise to a default under the Loan and Security Agreement. In the event of an uncured default, the Loan and Security Agreement provides that all amounts owed to SVB are immediately due and payable and that SVB has the right to enforce its security interest in our assets.

Our projected demand for capital in future periods may change quickly and may adversely affect our results of operations and/or prospects.

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

If our stock price falls below $1.00 per share, our common stock may be de-listed from the NASDAQ Global Market.

The National Association of Securities Dealers, Inc. has established certain standards for the continued listing of a security on the NASDAQ Global Market. These standards require, among other things, that the minimum bid price for a listed security be at least $1.00 per share. Under NASDAQ’s listing maintenance standards, if the closing bid price of our common stock remains below $1.00 per share for 30 consecutive trading days, NASDAQ will issue a deficiency notice to us. If the closing bid price subsequently does not reach $1.00 per share or higher for a minimum of ten consecutive trading days during the 180 calendar days following the issuance of the deficiency notice from NASDAQ, NASDAQ may de-list our common stock from trading on the NASDAQ Global Market.

If our common stock is to be de-listed from the NASDAQ Global Market, we may apply to have our common stock listed on the NASDAQ Capital Market. In the event that such application is accepted, of which there can be no assurance, we anticipate the change in listings may result in a reduction in some or all of the following, each of which could have a material adverse effect on our investors:

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

Should our application to the NASDAQ Capital Market be rejected or if we fail to continue to satisfy the NASDAQ Capital Market’s continued listing requirements, our common stock could be delisted entirely or relegated to trading on the over-the-counter-market.

We have a significant shareholder whose interests may conflict with other shareholders of the Company.

As of the date of this report, it is our understanding that Oak Investment Partners XI, Limited Partnership (“Oak”) owns all of the outstanding shares of the Company’s Series B Preferred Stock (the “Series B Shares”). Based upon our capitalization as of March 12, 2007, the Series B Shares are initially convertible into a total of approximately 33% of our common stock (assuming conversion of the Series B Shares, but without giving effect to the exercise or conversion of any other outstanding options, warrants or convertible securities) and, upon such conversion, would represent approximately 29% of the voting power outstanding.

Because Oak has the ability to own a significant percentage of our voting power, it may have considerable influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including the election of directors and approval of mergers, consolidations and the sale of all or substantially all of our assets. In addition, for as long as Oak is the holder of at least a majority of the issued and outstanding shares of Series B Preferred Stock and the number of shares of common stock into which the then outstanding shares of Series B Preferred Stock are convertible represents at least fifteen percent of the total issued and outstanding shares of our common stock, Oak will be entitled to elect one member of our Board of Directors. On September 22, 2006, our Board of Directors elected Mr. Bandel L. Carano, to the Company's Board of Directors. Mr. Carano has been designated by Oak as Oak's appointee to the Board.

So long as the Series B Preferred Stock is outstanding, we have agreed to refrain from taking certain actions without the approval of our holders of a majority of the then outstanding Series B Preferred Stock voting separately as a class.

The rights and privileges of the Series B Preferred Stock may have an effect on our conduct of operations, financing or investing.  In addition, upon any liquidation of the Company, certain mergers, reorganizations and/or consolidations of the Company into or with another corporation, the sale by us of all or substantially all of our assets or any transaction or series of related transactions in which a person, entity or group acquires 50% or more of the combined voting power of our then outstanding securities, the holders of the Series B Preferred Stock will have a claim against our assets senior to the claim of the holders of common stock in an amount equal to $290.00 per share of Series B Stock (as appropriately adjusted for any combinations, divisions, or similar recapitalizations affecting the Series B Preferred Stock after issuance).

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Boca Raton, Florida. This office consists of approximately 5,400 square feet of space leased pursuant to a lease that will expire in March 2011.

Our primary locations of operations and product development are in Uxbridge in the United Kingdom and in Airport City in Israel. In Uxbridge, we lease two facilities of approximately 17,000 and 12,000 square feet. These leases expire in 2010. In Israel we lease two facilities of approximately 13,800 and 10,300 square feet. The leases for the Israeli facilities expire in July 2008 and December 2007, respectively.

ITEM 3. LEGAL PROCEEDINGS

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants Airspan, and Eric D. Stonestrom (our President and Chief Executive Officer), Joseph J. Caffarelli (our former Senior Vice President and Chief Financial Officer), Matthew Desch (our Chairman) and Jonathan Paget (our former Executive Vice President and Chief Operating Officer) (the “Individual Defendants”) together with certain underwriters of our July 2000 initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, Plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The action seeks damages in an unspecified amount.

 This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the Plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but allowed the Section 11 claim to proceed. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”). In her Opinion, Judge Scheindlin noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Judge Scheindlin determined that the class period for Section 11 claims is the period between the IPO and the date that unregistered shares entered the market. Judge Scheindlin also ruled that a proper class representative of a Section 11 class must (1) have purchased shares during the appropriate class period; and (2) have either sold the shares at a price below the offering price or held the shares until the time of suit. In two of the six cases, the class representatives did not meet the above criteria and therefore, the Section 11 cases were not certified. The Underwriter Defendants appealed the decision and the Second Circuit vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs have not yet moved to certify a class in the Airspan case.

Airspan has approved a settlement agreement and related agreements which set forth the terms of a settlement between Airspan, the Individual Defendants, the Plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not yet been finally approved by the Court. On December 14, 2006, Judge Scheindlin held a hearing. Plaintiffs informed the Court that they planned to file a petition for rehearing and rehearing en banc. The Court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on Plaintiffs’ petition for rehearing. Plaintiffs filed the petition for rehearing and rehearing en banc on January 5, 2007.

Among other provisions, the settlement, if it receives final approval by the Court, provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. Airspan would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to Plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the Plaintiffs reached a preliminary agreement to settle for $425 million. The JPMorgan Chase preliminary agreement has not yet been approved by the Court. In an amendment to the issuers’ settlement agreement, the issuers’ insurers agreed that the JPMorgan preliminary agreement, if approved, would offset the insurers’ obligation to cover the remainder of Plaintiffs’ guaranteed $1 billion recovery by 50% of the value of the JP Morgan settlement, or $212.5 million. Therefore, if the JP Morgan preliminary agreement to settle is preliminarily and then finally approved by the Court, then the maximum amount that the issuers’ insurers will be potentially liable for is $787.5 million. However, future settlements with other underwriters would further reduce that liability. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the JP Morgan preliminary agreement.

It is anticipated that any potential financial obligation of Airspan to Plaintiffs pursuant to the terms of the issuers’ settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to Plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by Plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Airspan. If material limitations on the expected recovery of any potential financial obligation to the Plaintiffs from Airspan’s insurance carriers should arise, Airspan’s maximum financial obligation to Plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase preliminary agreement is preliminarily and then finally approved, Airspan’s maximum financial obligation to the Plaintiffs pursuant to the settlement agreement would be approximately $2.7 million.

There is no assurance that the court will grant final approval to the issuers’ settlement. If the settlement agreement is not approved and Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “AIRN”. The price range per share, reflected in the table below, is the highest and lowest sale price for our stock as reported by the NASDAQ Global Market during each quarter of the last two fiscal years.

	High	Low
2006
Fourth quarter	$3.90	$2.61
Third quarter	3.17	1.76
Second quarter	6.77	2.42
First quarter	6.75	5.39

2005
Fourth quarter	$6.21	$4.51
Third quarter	5.84	4.53
Second quarter	6.02	4.24
First quarter	5.54	3.97

 At March 12, 2007 the price per share of our common stock was $3.81 and, based upon the number of record holders, we believe we had approximately 11,453 beneficial shareholders at that date.

DIVIDENDS

We have never paid any dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Pursuant to Washington law, we are prohibited from paying dividends or otherwise distributing funds to our shareholders, except out of legally available funds. The declaration and payment of dividends on our common stock and the amount thereof will be dependent upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. No assurance can be given that we will pay any dividends on our common stock in the future.

In the third quarter 2006, we recognized a non-cash charge of $9.2 million for a deemed dividend to preferred stockholders associated with the beneficial conversion feature of the preferred stock issued in the third quarter 2004, comprised of $8.3 million related to the Series B Preferred Stock issued in respect of Oak’s exchange of its Series A Preferred Stock and $0.9 million related to the Series B Preferred Stock issued in respect of Oak’s cash investment.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return provided shareholders on Airspan Networks Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Telecommunications index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2001 and its relative performance is tracked through December 31, 2006.

	12/01	12/02	12/03	12/04	12/05	12/06

Airspan Networks Inc.	100.00	34.04	122.81	190.53	199.65	129.82
NASDAQ Composite	100.00	69.66	99.71	113.79	114.47	124.20
NASDAQ Telecommunications	100.00	61.62	110.79	106.16	100.63	127.11

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

RELATED SHAREHOLDER MATTERS

Recent Sales of Unregistered Securities

Effective as of September 10, 2004, the Company entered into a Preferred Stock Purchase Agreement with Oak Investment Partners XI Limited Partnership ("Oak") pursuant to which the Company sold 73,000 shares of Series A Preferred Stock to Oak for $29,200,000. These shares of Series A Preferred Stock were initially convertible into 7.3 million shares of common stock. The transaction closed on September 13, 2004. The shares of Series A Preferred Stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On September 25, 2006, the Company consummated the private sale (the "Private Placement") of 200,690 shares of Series B Preferred Stock (the "Shares") to Oak. Oak received 100,000 of the Shares in exchange for a $29 million cash investment and 100,690 of the Shares in exchange for Oak's transfer to the Company of all 73,000 shares of Series A Preferred Stock held by Oak prior to the closing of the Private Placement, or 1.379 of the Shares for each share of Series A Preferred Stock transferred by Oak to the Company. The transaction closed on September 25, 2006. The shares of Series B Preferred Stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Series B Preferred Stock is convertible into common stock at an initial conversion price of $2.90.

 ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statement of operations data and balance sheet data for the years ended December 31, 2002 through 2006 are derived from our audited consolidated financial statements, which have been audited by the independent registered public accounting firms of Ernst & Young LLP for the fiscal years ended December 31, 2002 through 2004 and Grant Thornton LLP for the fiscal years ended December 31, 2005 and 2006 (in thousands, except for per share amounts).

	Year	Year	Year	Year	Year
	ended	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2002 (1)	2003 (2)	2004	2005 (3)(4)	2006
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$25,930	$30,651	$94,647	$110,966	$127,812
Cost of revenue	21,242	27,691	67,243	79,467	94,948
Gross profit	4,688	2,960	27,404	31,499	32,864
Research and development	13,642	14,395	18,794	21,157	24,797
Sales and marketing, including bad debts	13,821	11,335	11,562	12,579	19,460
General and administrative	8,969	8,741	11,042	12,682	16,039
Amortization of intangibles	44	172	723	942	1,060
Restructuring provisions	1,420	750	413	1,150	2,183
Total operating expenses	37,896	35,393	42,534	48,510	63,539
Loss from operations	-33,208	-32,433	-15,130	-17,011	-30,675
Interest and other income, net	2,208	2,983	3,217	1,388	1,227
Loss before income taxes	-31,000	-29,450	-11,913	-15,623	-29,448
Income taxes (charge)/credit	2,862	-5	1,938	546	246
Net loss	-28,138	-29,455	-9,975	-15,077	-29,202
Deemed dividend associated with beneficial conversion of preferred stock	-	-	-10,439	-	(9,179)
Net loss attributable to common stockholders	$-28,138	$-29,455	$-20,414	$-15,077	$-38,381
Net loss attributable to common stockholders per share - basic and diluted	$(0.80)	$(0.84)	$(0.56)	$(0.39)	$(0.96)
Shares used to compute net loss attributable to common stockholders per share-basic and diluted	35,258,645	35,073,315	36,441,932	38,736,939	40,026,411

	December 31,	December 31,	December 31,	December 31,	December 31,
	2002 (1)	2003 (2)	2004	2005 (3)(4)	2006
Consolidated Balance Sheet Data:	(in thousands)
Cash, cash equivalents and short-term
investments	$53,241	$33,926	$66,296	$53,495	$27,234
Working capital	71,647	36,603	65,476	44,196	47,422
Total assets	97,861	83,272	115,198	120,452	110,554
Long-term debt	-	-	-	1,349	1,707
Stockholders' equity	78,100	49,013	73,165	64,611	67,702

(1)
On October 4, 2002 we acquired Airspan Israel and, accordingly, the Consolidated Statements of Operations for the years ended December 31, 2002-2006 include the results of operations of Airspan Israel from October 4, 2002 to December 31, 2006 and the Consolidated Balance Sheets of December 31, 2002-2006 include the consolidated accounts of Airspan Israel.

(2)
On December 23, 2003 we acquired the fixed wireless access business of Nortel Networks (“Proximity”) and, accordingly, the Consolidated Statements of Operations for the years ended December 31, 2003-2006 include the results of operations of Proximity from December 23, 2003 up to December 31, 2006 and the Consolidated Balance Sheets of December 31, 2003-2006 include the assets and liabilities related to Proximity.

(3)
On June 16, 2005 we acquired ArelNet Ltd of Israel and, accordingly, the Consolidated Statements of Operations for the years ended December 31, 2005-2006 include the results of operations of ArelNet Ltd from June 16, 2005 up to December 31, 2006 and the Consolidated Balance Sheets of December 31, 2005-2006 include the consolidated accounts of ArelNet Ltd.

(4)
On November 9, 2005, we acquired Radionet Oy, Ltd of Finland and, accordingly, the Consolidated Statements of Operations for the years ended December 31, 2005-2006 include the results of operations of Radionet Oy, Ltd from November 9, 2005 up to December 31, 2006 and the Consolidated Balance Sheets of December 31, 2005-2006 include the consolidated accounts of Radionet Oy, Ltd.

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

Overview

Since 1998 we have evolved from being the supplier of one line of broadband wireless access (“BWA”) equipment that utilized our proprietary technology to a supplier of a highly diversified suite of BWA equipment, including certain equipment that has been developed to conform with WiMAX and the WiFi standards. The diversification of our product portfolio has been the product of both internal research and development and targeted acquisitions. See "Item 1. BUSINESS - Business Overview."

As a result of the migration of telecommunications to platforms that operate using the Internet protocol, we expect that our BWA equipment designed to handle communications over the Internet will become increasingly important to us. Due to the projected popularity of technologies such as WiMAX and WiFi, we also anticipate that our AS.MAX and AS.NET products will become increasingly important to us. See "Item 1. BUSINESS - Migration of Telecommunications to IP Platforms", "- The Global Need for Broadband Access" and "- Industry Overview - General." Our AS.MAX and AS.NET products are designed to be inter-operable with any other equipment that is WiMAX or WiFi Certified, respectively. Accordingly, we believe these relatively new products will face certain opportunities and risks that our proprietary products did not encounter. See "Item 1. BUSINESS - The Global Need for Broadband Access", "Item 1A. RISK FACTORS - Our industry is subject to change as a result of emerging new technologies and industry standards" and "We operate in highly dynamic and volatile industries characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles."

The market for BWA equipment has been characterized by rapid technological developments and evolving industry standards. Our future success will therefore depend on our ability to adapt to these new standards and to successfully introduce new technologies that meet customer preferences. We anticipate that we will need to continue to devote considerable resources to research and development to maintain and/or improve upon our competitive position. See "Item 1A. RISK FACTORS - Our industry is subject to change as a result of emerging new technologies and industry standards" and "We operate in highly dynamic and volatile industries characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles."

Since July 1, 2003, we have acquired three suppliers of BWA equipment. We intend to continue our strategy of expanding our business through, among other things, acquisitions of other businesses and technologies and joint ventures. Accordingly, we anticipate our future results of operation and financial condition may be directly or indirectly materially affected by our acquisition and joint venture effort. Acquisitions are inherently risky and our future growth may depend on our ability to successfully acquire, operate and integrate new businesses into our company. See "Item 1. BUSINESS - Business Overview" and "Item 1A. RISK FACTORS - We have made, and may continue to make, strategic acquisitions…."

Our revenue has increased from $94.6 million in 2004 and $111.0 million in 2005 to $127.8 million in 2006. We have incurred net losses attributable to common stockholders of $20.4 million, $15.1 million and $38.4 million in 2004, 2005 and 2006, respectively. Since becoming an independent company, we have generated significant net losses and negative cash flow. We expect our cash flow to be negative in 2007, but we also expect that our net losses will decline relative to 2006. We had an accumulated deficit of $241.0 million as of December 31, 2006.

We generate revenue from sales of our systems and from services related to implementation and support activities. Revenue from services in 2006 continued to be under 10% of our total revenue. See “Critical Accounting Policies and Estimates” below for a discussion of our revenue recognition policies.

Customer service contracts are generally of a short to medium term in nature, mostly for days and weeks, with a small number extending beyond a year. With larger customers, we may agree in specific contracts to provide technical support and repair and maintenance services for longer periods, such as in the case of the agreement with Yozan, where we have agreed to provide such services for a period of eight years. Otherwise, service contracts are typically sold separately from sales of our systems and typically provide services other than what is included in the basic warranty.

We sell our products primarily through our direct sales force and, to a lesser extent, through distribution channels. We also sell through independent agents and resellers in markets where we do not have a direct sales presence and to OEMs, who may sell our products under their name. Our sales cycle is typically long and unpredictable and typically varies from one month to two years, often involving extensive testing and evaluation by prospective customers, which makes it difficult for us to anticipate the quarter in which particular sales may occur.

Our top ten customers accounted for 72%, 71% and 82% of our total revenue in 2006, 2005 and 2004, respectively.

We expect to continue to derive a substantial percentage of our revenue from fewer than ten customers. In the years ended December 31, 2006 and December 31, 2005, Axtel represented approximately 26% and 56%, respectively, of our revenue. In the years ended December 31, 2006 and December 31, 2005, Yozan represented approximately 19% and 0%, respectively, of our revenue. We anticipate that our dependence on our ten largest customers will continue in 2007, primarily due to our projected sales of ASMAX and Proximity solutions to Axtel, although we expect sales to Axtel to continue to decline as a percentage of revenues. See "Item 1A. RISK FACTORS - We currently depend on a few key customers….".

Our non-U.S. sales accounted for 92%, 93% and 97% of our total revenue in 2006, 2005 and 2004, respectively. The following table identifies the percentage of our revenue by customer geographic region in the periods identified.

	Percentage of Revenue
	Years ended December 31,
Geographic Area	2004	2005	2006

United States	3.2	7.0	7.7
Asia Pacific	8.5	10.3	30.2
Europe	11.8	12.9	18.7
Africa and Middle East	2.0	4.7	3.6
South and Central America and the Caribbean	74.5	65.1	39.8

Total	100.0%	100.0%	100.0%

While we expect that sales to Axtel will still comprise a large percentage of our revenues for 2007, we anticipate that the percentage of our sales to Axtel and Yozan will continue to decrease in 2007 and it is not expected that either one will exceed 25%. It is expected that our sales to Europe and the Asia Pacific region will continue to increase.

For further information on our business and geographic segments, see Note 12 to the Consolidated Financial Statements.

Cost of revenue consists of component and material costs, direct labor costs, warranty costs, royalties, overhead related to manufacture of our products and customer support costs. Our gross margin is affected by changes in our product mix both because our gross margin on base stations and related equipment is higher than the gross margin on subscriber terminals, and because our different product lines generate different margins. In addition, our gross margin is affected by changes in the average selling price of our systems, volume discounts granted to significant customers and the proportion of total revenue from the sale of software, which typically carries a higher gross margin than hardware. We expect the average selling prices of our products to decline and we intend to continue to implement product cost reductions and develop and introduce new products or product enhancements in an effort to maintain or increase our gross margins. Further, we expect to derive an increasing proportion of our revenue from the sale of our integrated systems through distribution channels. Revenue derived from these sales channels typically carries a lower gross margin than direct sales.

Research and development expenses consist primarily of salaries and related costs for personnel and expenses for design, development, testing facilities and equipment depreciation. These expenses also include costs associated with product development efforts, including consulting fees and prototyping costs from initial product concept to manufacture and production as well as sub-contracted development work. We expect to continue to make substantial investments in research and development.

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

General and administrative expenses consist primarily of salaries and related expenses for our personnel, audit, professional and consulting fees and facilities costs.

To date inflation has not had a material impact on the Company's business.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate the effectiveness of our estimates and judgments, including those related to: revenue recognition; allowance for doubtful accounts, inventory reserves; warranty reserve; restructuring costs; purchase accounting, valuation of goodwill and other intangibles; income taxes; derivative instruments; and legal proceedings. With the adoption of FASB Statement No. 123R, Share-Based Payment ("SFAS 123R") in the first quarter of 2006, equity compensation involved critical accounting policies and estimates.

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

Our revenue recognition policy reflects the fact that our revenue streams are primarily derived from (i) sales of hardware and software that do not require significant customization; and (ii) services rendered (e.g. extended warranty, product maintenance, radio planning, consulting services, etc).

In any one arrangement, we sometimes generate revenue from more than one of these revenue streams. In those instances, there is an added level of complexity in determining the appropriate method of revenue recognition (See “Revenue Arrangements that include Multiple Elements” below).

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

For new products, if we can reasonably and reliably estimate the amount of warranty obligations, we recognize revenue on sales of such products that otherwise meet the criteria for revenue recognition. For the new WiMAX products introduced in 2005 and 2006, we believe we have the ability to reasonably and reliably estimate the amount of warranty obligations and we have therefore recognized revenue on sales of such products.

The following are our specific revenue recognition policies:

Delivery of Hardware: Delivery of hardware is considered to have occurred upon shipment, provided that risk of loss, and title in certain jurisdictions, have been transferred to the customer. For arrangements where the criteria for revenue recognition have not been met because legal title or risk of loss on products did not transfer to the buyer until final payment had been received or where delivery had not occurred, revenue is deferred to a later period when title or risk of loss passes either on delivery or on receipt of payment from the customer.

Assessment of Creditworthiness: We are required to assess the creditworthiness of our customers. We use judgment in assessing their creditworthiness, and the criteria by which each judgment is made may change in future periods and may therefore change future revenue recognition. The collectibility of receivables is critical in determining whether revenue should be recognized. We will defer revenue if we are uncertain as to whether we will be able to collect the receivable. As a result, our judgment regarding customer credit quality could significantly impact the timing and amount of revenue recognition.

Extended Payment Terms: We provide extended payment terms to certain customers. For these customers, the agreement is considered to have a price that is fixed or determinable if the Company has the intent and ability to fully collect from the customer under these terms without making additional concessions.  We assess our ability to collect without further concessions by considering the Company’s history of successfully collecting from the customer under the original payment terms.  Alternatively, or in addition, we consider the current and expected creditworthiness of the customer and the payment terms in relation to the expected useful and technological life of the product.  If it is expected, at the outset of the arrangement, that concessions will be required in the future in order to collect, the agreement is not considered to have a price that is fixed or determinable.  In such cases, revenue for delivered products is generally deferred until the fees become legally due and payable. In certain cases where there have previously been collection issues, revenue is recognized as cash is collected. Therefore, estimates and judgment in this area can impact the timing of revenue recognition.

Product Revenue: Revenue from product sales, including sales to distributors and resellers, is generally recognized at the time the product is delivered to the customer. Revenue is deferred when customer acceptance is required, rights of return exist, collection of the receivable becomes less than assured or other significant obligations remain that are essential to the functionality of the delivered products. Revenue is then recognized when these conditions have been satisfied. The estimated cost of any post-sale obligations, including basic product warranties, is accrued at the time revenue is recognized based on a number of factors, which include historical experience and known conditions that may impact future warranty costs. Revenue from sales to resellers and distributors is generally recognized only when the resellers are creditworthy in their own right or have an identified creditworthy end customers for our products and services.

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

Allowance for doubtful accounts

We are required to assess the collectibility of our accounts receivable balances. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including, but not limited to, the current creditworthiness of each customer. Significant changes in required reserves have been recorded in recent periods to reflect our current judgment, and changes may occur in the future due to the market environment. Should we consider it necessary to increase the level of reserves required for a particular customer or customers, then additional charges will be recorded in the future.

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

Restructuring costs

During 2004, 2005 and 2006 we recorded restructuring charges arising from our cost-reduction programs and established reserves which include estimates pertaining to employee termination costs, the loss on subletting excess facilities, and the write down of assets to be disposed of as part of the restructuring. When providing for restructuring charges we make estimates as to the expected costs to be incurred. Estimates of future income from sub-letting excess facilities are made that offset expected future costs. Although we do not anticipate significant changes, the actual costs may differ from the amount of the reserves.

Purchase accounting

In connection with acquisitions, we assess the fair value of assets acquired and liabilities assumed. Items such as accounts receivable, inventories, fixed assets, intangible assets and accrued liabilities require a high degree of judgment involving assumptions and estimates including future cash flows and discount rates. In certain situations, where we deem necessary, we may use third parties to assist us with such valuations. We used the purchase method of accounting for our acquisitions, for which adjustments are made to the initial purchase price allocation for up to a year from the acquisition date. The purchase price allocation for the Arelnet acquisition was finalized in 2005, and amounts recorded for the Radionet acquisition were finalized in 2006. See Note 2 to the Consolidated Financial Statements for further information.

Valuation of goodwill and other intangible assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), we performed our annual goodwill impairment review and the review of long-lived assets for impairment during the fourth quarter of 2006. The result of these reviews determined that no impairment of goodwill or other intangible or long-lived assets needed to be recorded during the year ended December 31, 2006. In these reviews, we may make various assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and other intangible and long-lived assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge that would adversely affect our results.

Income taxes

Research and development tax credits: During 2004, 2005 and 2006, we recorded tax credits relating to research and development expenditures in the United Kingdom for the amount we expect to realize. See Note 3 to the Consolidated Financial Statements for further information. The Inland Revenue has the right to audit claims made for research and development tax credits and, until the authorities have approved the claims, there is potential uncertainty as to whether the final claim will be accepted. It is therefore possible that we may ultimately realize more or less than the amount of credit that has been accrued in the financial statements at December 31, 2006.

Deferred taxes: We record a valuation allowance to reduce our deferred tax assets. As at December 31, 2006, we recorded a 100% valuation allowance, effectively writing down our deferred tax assets to zero. We consider our future taxable income and prudent tax planning strategies to determine whether our valuation allowance is appropriate. The main factors we consider are our cumulative losses in recent years, our net loss for the current period and our future earnings potential determined through the use of internal forecasts.

Other taxes: We are subject to local taxes in each country that we have a permanent establishment or other taxable presence. We make estimates of our potential liability to tax in these jurisdictions, which estimates are subject to examination by the local tax authorities.

Derivative instruments

We are subject to fluctuations in the exchange rates of certain currencies to the U.S. dollar, particularly U.K. pounds sterling and New Israeli Shekels. From time to time, we have entered into forward exchange contracts as a cash flow hedge of a portion of our pounds sterling operating expenses, primarily salary and facility lease expenses. We make assumptions with respect to the amount and timing of entering into these contracts and the number of periods that we hedge, and we consider the value of our foreign currency obligations and the forecasted exchange rate. Should the spot rate at the maturity of the contract be more favorable than the forward rate, we would incur an economic loss on that particular contract since we would pay more for the foreign currency than we would have without the contract. (See "ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK").

Legal proceedings

We are subject to class action complaints related to alleged false and misleading information in the Registration Statement and Prospectus used in July 19, 2000 (See “ITEM 3. LEGAL PROCEEDINGS”), and we may also face litigation for labor and other matters. We are required to assess the likelihood of adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to changes in circumstances within each case.

New accounting pronouncements

Prior to January 1, 2006, we accounted for awards issued under these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In all periods shown prior to January 1, 2006, we valued stock-based employee compensation using the intrinsic value method. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, Share-Based Payment (“SFAS 123R”). This Statement eliminates the use of the intrinsic value method described in APB Opinion No. 25, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We adopted SFAS 123R as of January 1, 2006, using the modified prospective transition method. Our consolidated financial statements for 2006 reflect the impact of SFAS 123R. The consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The adoption of this statement has resulted in higher reported operating expenses for 2006 and will result in higher reported operating expenses in our future financial statements. Share-based compensation expense recognized under SFAS 123R for 2006 was $2.5 million.

The following table summarizes share-based compensation expense under SFAS 123R for the year ended December 31, 2006

Research and development	$688
Sales and marketing	818
General and administrative	971
Stock-based compensation expense included in operating expense	2,477
Cost of sales	34
Total stock-based compensation	$2,511

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for us in the first quarter of 2007. The Company has assessed the impact of the adoption of FIN 48, and it does not expect that FIN 48 will have a material impact on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement” (“SAB No. 108”). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff of the SEC (the “Staff”) believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on a company’s current year consolidated financial statements. The Staff prescribes two approaches to assessing the materiality of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach,” which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require a company to amend previously filed reports, and such corrections may be made the next time the Company files its prior year statements. The adoption of SAB 108 in 2006 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value of certain assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but may change current practice for certain entities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently assessing the impact, if any, that SFAS No. 157 will have on our results of operations, financial position or cash flows.

Results of Operations

The following table provides operating data as a percentage of revenue for the periods presented.

	Years ended December 31,
	2004	2005	2006
	%	%	%
Revenue	100.0%	100.0%	100.0%
Cost of revenue	71.0%	71.6%	74.3%
Gross profit	29.0%	28.4%	25.7%
Operating expenses:
Research and development	19.9%	19.1%	19.4%
Sales and marketing	11.6%	10.3%	13.5%
Bad debt	0.6%	1.0%	1.8%
General and administrative	11.7%	11.4%	12.6%
Amortization of intangibles	0.8%	0.8%	0.8%
Restructuring provision	0.4%	1.0%	1.7%
Total operating expenses	45.0%	43.7%	49.7%
Loss from operations	-16.0%	-15.3%	-24.0%
Interest and other income, net	3.5%	1.3%	1.0%
Income taxes	2.0%	-0.5%	0.2%
Net loss	-10.5%	-13.6%	-22.9%
Deemed dividend associated with beneficial conversion
of preferred stock	-11.0%	0.0%	-7.2%
Net loss attributable common stockholders	-21.6%	-13.6%	-30.0%

Restructuring

We have initiated six restructuring programs over the last five years to reduce our operating expenses. The first of these was initiated in the third quarter of 2002. A charge of $0.3 million was recorded in the quarter. Included in this charge were costs related to the write off of tradeshow equipment and severance payments. A total of 19 employees were terminated as part of this program and all severance payments were made by the end of the second quarter of 2003.

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

In conjunction with the purchase of the Proximity business in 2003 the Company implemented its plan to relocate the Proximity business from Maidenhead, England and Sunrise, Florida to the Company’s facilities in Uxbridge, England and Boca Raton, Florida, respectively. The Company recorded acquisition-related restructuring charges of $0.5 million, in the fourth quarter of 2003, in connection with the relocation of the Proximity business. The accrued relocation costs were reduced during 2004 to $0.2 million. The adjustment formed part of the revised fair value adjustments of the Proximity acquisition. This relocation plan was completed by December 31, 2004.

In the fourth quarter of 2002 the decision was made to completely outsource all of our manufacturing. As a result, the Company recorded a $1.0 million restructuring charge for the closure of its Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $0.4 million was recognized as restructuring in the income statement in the fourth quarter of 2003 as the Company reassessed the ability to sublease the Riverside facility. During the second quarter of 2005, the Company recognized an additional restructuring charge of $1.2 million for additional costs expected to be incurred related to certain facility charges in respect of buildings in the U.K. The total amount expected to be incurred as a result of the closure of the Riverside facility is up to $2.5 million, of which $1.5 million remains accrued as at December 31, 2006. Included in this accrual is the estimated cost to repair “dilapidations” at our Riverside facility. The final cost of these dilapidations will depend on the lessor’s intended use for this facility. Currently, the lessor expects us to refurbish the facility, and accordingly we have accrued the total estimated cost of this refurbishment. However, if the lessor should subsequently decide to demolish the building and completely rebuild on this site, our costs will be materially lower. All cash outflows in connection with this restructuring are expected to occur by the end of 2007.

In the third quarter of 2006, the Company commenced a company-wide restructuring program to reduce operating expenses. In 2006, the Company recorded restructuring charges of $2.2 million, to reflect the total cost of this restructuring program. The cost reduction will be accomplished primarily as a result of reductions in worldwide headcount. The restructuring resulted in direct cash outlays in the third and fourth quarters of 2006, and the Company expects to incur $0.4 million of cash outlays in the first quarter of 2007 related to amounts accrued in 2006. Once the program is completed, the Company projects it will be able to realize annual cost savings of approximately $7-8 million relative to the cost structure that existed at the end of the second quarter of 2006. Despite the Company’s efforts to prepare reliable projections, it recognizes that forecasts may prove to be imprecise due to unforeseen events, including unanticipated expenses or difficulties associated with reducing its workforce, requiring retained staff members to assume additional responsibilities and/or reorganizing its operations to more cost efficiently produce a given level of product revenue.

The restructuring charges and their utilization are summarized as follows:

	Balance at		Accrued		Balance at
	Beginning	Restructuring	on		End
All amounts in thousands of U.S.$'s	of Period	Charge	Acquisition	Utilized	of Period

Year ended December 31, 2006
One time termination benefits	$-	$2,183	$-	$(1,808)	$375
Contract termination costs	1,436	163	-	(162)	1,437
Other associated costs	50		-		50
	$1,486	$2,346	$-	$(1,970)	$1,862

Year ended December 31, 2005
One time termination benefits	$-	$-	$-	$-	$-
Contract termination costs	599	1,150	-	(313)	1,436
Other associated costs	61	-	-	(11)	50
	$660	$1,150	$-	$(324)	$1,486

Year ended December 31, 2004
One time termination benefits	$-	$413	$-	$(413)	$-
Contract termination costs	947	-	-	(348)	599
Other associated costs	592	-	(339)	(192)	61
	$1,539	$413	$(339)	$(953)	$660

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Revenue

Revenue increased 15% from $111.0 million for the year ended December 31, 2005 to $127.8 million for the year ended December 31, 2006. The $16.8 million increase in revenue is primarily attributable to:

•
the first full year of sales of our WiMAX and AS.NET products, which accounted for approximately 38% of 2006 revenues. In 2006 we made deliveries of WiMAX systems to more than 110 customers in more than 50 countries; and

•	the continued growth in sales of our WipLL products, which comprised approximately 25% of revenues in 2006.

Growth in revenues from WiMAX, WipLL and AS.NET products more than offset significant declines in sales of Proximity and ASX products. The growth in 2006 was attributable to a number of important contracts signed or fulfilled in 2006. They included deliveries of WiMAX products to Yozan in Japan, Deutsche Breitband Dienste in Germany, Pipex Wireless in the United Kingdom, MetroMAX in Samara, Russia, and SOGETEL in Canada. Tulip IT continued to deploy its WipLL network in India. Other customers like Last Mile Broadband in Ireland purchased both WipLL and WiMAX products for their networks.

In 2006 we were less reliant on Axtel, as expected, and our Proximity product line as our major source of revenues. Axtel comprised approximately 26% of revenues, down substantially from 57% in 2005. While we project that a significant amount of our revenues in 2007 will come from a limited number of customers, we do not currently expect any one customer to account for more than 30% of the total in 2007. See “Item 1A. RISK FACTORS— We currently depend on a few key customers....”

Geographically, in 2006, approximately 30% of our revenue was derived from customers in Asia, 40% from customers in Mexico, Latin America and the Caribbean, and 18% from customers in Europe. Customers in the United States and Canada, and Africa and the Middle East accounted for approximately 8% and 4% of revenues, respectively.

Cost of Revenue and Inventory Provision

Cost of revenue increased 19% from $79.5 million in the year ended December 31, 2005 to $94.9 million in the year ended December 31, 2006. This increase was due primarily to the increase in revenue. As a percentage of revenue, our cost of revenue was 71.6% in 2005 and 74.3% in 2006.

Cost of revenue for fiscal 2006 included inventory provisions of $5.1 million, of which $3.1 million related to a net charge under the Yozan contract. This charge for Yozan reflects our estimate of the probable amount of excess inventories and purchase commitments (net of amounts that are cancellable), based on the expected deliveries to Yozan under the amended supply contract. Cost of revenue in 2005 included inventory provisions of $1.1 million, of which $0.5 million represented a write-off in the fourth quarter of 2005 in connection with inventory shortages that were identified in the physical inventory count at our Israeli subsidiary.

Gross margin was 26%% for the 2006 fiscal year versus 28% in 2005. During 2006, the gross margins from the increased sales of higher-margin WipLL, WiMAX and AS.NET products were adversely offset by the Yozan inventory provision described above. Gross margins were also adversely affected in 2006 by increased freight and warranty expenses, which grew as a result of the change in mix of products sold. A decline in sales of Proximity, most of which is delivered at the production site to customers, and which has very low warranty costs given the maturity and stability of the platform, was offset by increased sales of WipLL and WiMAX products, which were shipped in 2006 from the United Kingdom and Israel to all parts of the world. We also incurred higher warranty expenses on the new WiMAX product line, because the product has not yet achieved the stability of other more mature products we sell. We do expect to see an improvement, however, in warranty costs with the proposed move by the end of the second half of 2007 of WiMAX manufacturing from the United Kingdom to Mexico, where we expect to receive more favorable back-to-back warranty terms from our contract manufacturer, as well as a reduction from the product becoming more mature.

Research and Development Expenses

Research and development expenses increased 17% from $21.2 million in the year ended December 31, 2005 to $24.8 million in the year ended December 31, 2006. The increase was primarily due to the additional research and development expenses we incurred in connection with the introduction of our new WiMAX products, and to costs incurred by ArelNet and Radionet, which were acquired in June 2005 and November 2005, respectively. In 2007, we expect to continue to incur significant research and development costs related to our WiMAX development, particularly as we introduce new WiMAX products that meet the 802.16e WiMAX mobility standard. We expect to offset some of the increase by reducing or eliminating development spending on our non-WiMAX product lines. We expect research and development administrative expenses to decrease slightly in 2007.

Sales and Marketing Expenses

Sales and marketing expenses increased 50% from $11.5 million in the year ended December 31, 2005 to $17.2 million in the year ended December 31, 2006. The increase in sales and marketing expenses is related to product marketing, commissions, trade shows and travel, largely attributable to introduction of our new WiMAX products. We expect sales and marketing expenses to decrease in 2007.

Bad Debt Expense

During 2005 and 2006, we wrote down receivables by $1.1 million and $2.3 million, respectively. The increase in write downs in 2006 were due primarily to our concerns with our ability to collect payments from certain customers in South and Central America.

General and Administrative Expenses

General and administrative expenses increased 26% from $12.7 million in the year ended December 31, 2005 to $16.0 million in the year ended December 31, 2006. The increase in general and administrative expenses was primarily the result of additional payroll costs arising from our acquisitions of ArelNet and Radionet, and to additional fees incurred in connection with our audit and compliance with requirements of the Sarbanes-Oxley Act. We expect general and administrative expenses to remain at approximately the same level in 2007.

Amortization of Intangibles

Amortization of intangibles expense increased 13% from $0.9 million in the year ended December 31, 2005 to $1.1 million in the year ended December 31, 2006. The increase resulted from the full-year charge for the amortization of intangibles acquired from ArelNet and Radionet in 2005.

Restructuring Provision

During the second quarter of 2005, the Company recorded an additional restructuring charge of $1.2 million for costs related to certain facility charges in respect of buildings in the U.K. In the third quarter of 2006, the Company commenced a company-wide restructuring program to reduce operating expenses. As a result, in 2006 the Company recorded restructuring charges of $2.2 million, to reflect the total cost of this restructuring program. The cost reduction will be accomplished primarily as a result of reduction in worldwide headcount.

For more information regarding our restructuring programs, see “Restructuring” above.

Interest Income/Expense and Other Income, Net

Interest income/expense and other income, which decreased 12% from $1.4 million in the year ended December 31, 2005 to $1.2 million for the year ended December 31, 2006, consisted of gains and losses on foreign currency cash balances and foreign exchange hedging contracts and interest earned on cash deposits with financial institutions, offset by interest paid and accrued on loans to the Company from TEKES Finland and Silicon Valley Bank. Higher interest rates earned on our investments were offset by increased interest expense on our debt and lower average cash balances.

Income Taxes

A net income tax credit of $0.2 million was recorded in the year ended December 31, 2006, compared to a credit of $0.5 million recorded in the year ended December 31, 2005. This tax credit was obtained from the U.K. tax authorities in lieu of carrying forward tax losses related to certain qualifying research and development costs. The tax credit recorded in 2005 and 2006 was partially offset by $21 thousand and $63 thousand, respectively, of tax charges relating to certain of our foreign branches and subsidiaries. As of 2005, we are no longer eligible to receive tax credits from the U.K. taxing authorities in lieu of our carry-forward of tax losses. No other income tax benefit has been recorded for the tax losses generated because we have incurred operating losses since inception.

Deemed Dividend to Preferred Stockholders Associated With Beneficial Conversion of Preferred Stock

In the third quarter 2006, we recognized a non-cash charge of $9.2 million for a deemed dividend to preferred stockholders associated with the beneficial conversion feature of the preferred stock issued in the third quarter 2004, comprised of $8.3 million related to the Series B Preferred Stock issued in respect of Oak’s exchange of its Series A Preferred Stock and $0.9 million related to the Series B Preferred Stock issued in respect of Oak’s cash investment. There was no similar expense in 2005.

Net Loss Attributable to Common Stockholders

For the reasons described above, our net loss before taxes increased 88% from $15.6 million in 2005 to $29.4 million in 2006, and our net loss attributable to common stockholders increased 154% from $15.1 million in 2005 to $38.4 million in 2006.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Revenue

Revenue increased 17% from $94.6 million for the year ended December 31, 2004 to $111.0 million for the year ended December 31, 2005. The $16.4 million increase in revenue is primarily attributable to the:

•	introduction of our WiMAX products; and

•	more than 100% increase in sales of our WipLL products.

Sales of our WiMAX and WipLL products constituted 4.5% and 23%, respectively, of our revenue during fiscal 2005.

Cost of Revenue and Inventory Provision

Cost of revenue increased 18% from $67.2 million in the year ended December 31, 2004 to $79.5 million in the year ended December 31, 2005. This increase was due primarily to the increase in revenue. As a percentage of revenue, our cost of revenue was 71.0% in 2004 and 71.6% in 2005. Cost of revenue for fiscal 2005 includes an approximate $0.5 million write-off in the fourth quarter of 2005 in connection with inventory shortages that were identified in the physical inventory count at our Israeli subsidiary. Cost of revenue for fiscal 2004 included a $1.1 million write-off of inventory, primarily due to a reduction in demand for AS4000 equipment.

Gross margin was 28% in 2005 versus 29% for the 2004 fiscal year. During 2005, our increased sale of higher margin products, including our new WiMAX products and our WipLL products, was offset by the reduction in the selling prices of our Proximity products and the write-off of approximately $0.5 million of inventory.

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

Amortization of Intangibles

Amortization of intangibles expense increased approximately 30% from $0.7 million in the year ended December 31, 2004 to $0.9 million in the year ended December 31, 2005. The increase resulted from the amortization of intangibles acquired from ArelNet and Radionet in 2005.

Restructuring Provision

During 2004, we implemented an expense reduction program. We charged $0.4 million during 2004 to restructuring expense related to employee termination costs. During the second quarter of 2005, the Company recorded an additional restructuring charge of $1.2 million for costs related to certain facility charges in respect of buildings in the U.K.. For more information regarding our restructuring programs, see the section above entitled “Restructuring”.

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

Income Taxes

An income tax credit of $0.5 million was recorded in the year ended December 31, 2005. This tax credit was obtained from the U.K. tax authorities in lieu of carrying forward tax losses related to research and development costs. We surrendered a total of $2.4 million of tax losses in the United Kingdom as a result. In 2004, we surrendered $8.7 million of tax losses in exchange for a $2.1 million tax benefit. The tax credit recorded in 2005 was partially offset by $21 thousand of tax charges relating to certain of our foreign branches and subsidiaries. In 2004, the income tax credit obtained was partially offset by $156 thousand of tax charges relating to one of our foreign branches and certain franchise taxes relating to the U.S. operations of Airspan. As of 2005, we are no longer eligible to receive tax credits from the U.K. taxing authorities in lieu of our carry-forward of tax losses and, accordingly, no other income tax benefit has been recorded for the tax losses generated because we have incurred operating losses since inception.

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

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents totaling $15.9 million, short-term investments totaling $10.2 million and $1.1 million of restricted cash in current assets. In addition, we had restricted cash of $1.2 million in other non-current assets. $2.2 million is held as collateral for performance guarantees on customer contracts and with landlords, of which $1.2 million is for guarantees with maturities in excess of one year. $0.1 million of the restricted cash is for payments made by employees under our Employee Share Purchase Plan. All short-term investments are of investment grade quality and are not subject to significant market risk. We have no material capital commitments.

Since inception, we have financed our operations through private sales of convertible preferred stock, an initial public offering of common stock, which we completed on July 25, 2000, and a secured bank line of credit.

In the initial public offering, we issued 6,325,000 shares of common stock for approximately $86 million in cash (net of underwriting discounts, commission and other expenses). In our most recent private sale of convertible preferred stock, which we closed in September 2006, we raised approximately $28.7 million (net of expenses) through the issuance of Series B preferred stock to Oak Investment Partners XI, Limited Partnership. We have used the proceeds of the sale of all securities for working capital and other general corporate purposes.

On August 1, 2006, we entered into the Loan and Security Agreement with Silicon Valley Bank ("SVB"), with respect to a revolving credit line. For the two year term of the credit line, we may, subject to certain adjustments, borrow up to the lesser of (i) $10,000,000 and (ii) 80% of eligible accounts receivable. A certain portion of the credit available to us under the credit facility may also be utilized to issue letters of credit through, or enter into foreign exchange contracts with, SVB. We have issued $4.2 million of letters of credit under the facility, which were still outstanding at December 31, 2006. We also borrowed $2.5 million in the third quarter, all of which was repaid by December 31, 2006. We intend to draw down this facility in the first half of 2007. See Note 17 to the Notes to the Financial Statements.

Until we are able to generate positive cash flow from operations, if ever, we intend to use our existing cash resources and the Loan and Security Agreement, if available, together with, depending on market conditions and opportunities, the net proceeds of equity financings to finance our operations. We currently believe we will have sufficient cash resources to finance our operations for at least the next twelve months.

For the year ended December 31, 2006, we used $51.5 million cash in operating activities compared with $7.2 million for the year ended December 31, 2005. The operating cash outflow for fiscal 2006 was primarily a result of our net loss of $29.2 million (excluding the beneficial conversion feature of the preferred shares of $28.7 million), increases in receivables, inventories and current assets of $7.2 million, $6.8 million and $2.2 million, respectively, and decreases in accounts payable and customer advances of $8.7 million and $12.3 million, respectively. The cash outflow was partially offset by $3.8 million of depreciation and amortization, $2.5 million of stock compensation, increases in deferred revenue of $5.1 million and other accrued expenses of $2.6 million.

The net cash used in investing activities for the year ended December 31, 2006 was $7.3 million, comprised of $3.1 million for capital equipment purchases and $4.2 million, net for the acquisition and sale of investment securities.

Our net cash provided by financing activities for the year ended December 31, 2006 was $30.6 million. During 2006, we generated $28.7 million (net of expenses) from the issuance of preferred stock, $0.7 million upon the exercise of stock options and $0.3 million from the issuance of common stock under our Employee Share Purchase Plan (“ESPP”). We also increased the amount of restricted cash by $0.9 million. Restricted cash increases when we issue guarantees secured by cash collateral or additional contributions are collected from employees under the ESPP and decreases whenever such a guarantee is cancelled or shares are actually purchased under the ESPP.

On November 9, 2005, we completed the acquisition of Radionet. As part of the acquisition, we assumed outstanding loans (the “Tekes Loans”) borrowed by Radionet from the Finnish Funding Agency for Technology and Innovation (“Tekes”). Tekes is the primary public funding organization for research and development in Finland. At December 31, 2006, the outstanding principal and accrued interest payable on the Tekes Loans was $1.7 million. The Tekes Loans are recorded in long-term debt and current portion of long-term debt in our consolidated balance sheets. We have issued a guarantee to Tekes for the repayment of the Tekes Loans. The guarantee covers the loan principal and interest. See Note 17 to the Consolidated Financial Statements for further information on these loans.

Summary of Contractual Obligations

The impact that our contractual obligations as of December 31, 2006 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due by Period

All amounts in thousands of U.S.$'s	Total	2007	2008-2009	2010-2011

Long-term debt (including interest)	$1,554	$-	$969	$585
Operating lease obligations	5,507	2,252	2,823	432
Purchase obligations (1)	26,225	26,225	-	-
	$33,286	$28,477	$3,792	$1,017

(1) As of December 31, 2006, the Company had commitments with its main subcontract manufacturers under various purchase order and forecast arrangements.

The Company has bank guarantees with its landlords and customers totaling $2.2 million at December 31, 2006. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the guarantees in the same amounts as the guarantees. This pledged cash has been classified as restricted cash. There were no off balance sheet guarantees as of December 31, 2006.

We have no material commitments other than the TEKES Loans, borrowings under the SVB Loan and Security Agreement, operating leases, supplier purchase commitments and forward exchange contracts mentioned herein. See “ITEM 7A” and “Note 11 in Notes to the Financial Statements”.

Off-Balance Sheet Arrangements

As of December 31, 2006, we are not using off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of December 31, 2005 and 2006 we had cash and cash equivalents, restricted cash and short-term investments of $51.5 million and $27.2 million, respectively. Of these amounts, in 2006, $4.0 million related to investments with a purchase to maturity date between 90 days and 148 days. In addition, we have included in short-term investments auction rate securities for a total of $6.3 million. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process which occurs every 7 - 35 days. The holder can participate in the auction and liquidate the auction rate securities to prospective buyers through their broker/dealer. Substantially all of the remaining amounts as of both December 31, 2005 and December 31, 2006, consisted of highly liquid investments with purchase to maturity terms of less than 90 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from December 31, 2006 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our net interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

The following table shows our revenue by currency as a percentage of our total revenue for the periods presented

	Year ended December 31, 2004	Year ended December 31, 2005	Year ended December 31, 2006
U.S. Dollars	96.1%	94.4%	86.9%
Euros	2.8	2.9	10.4
Australian Dollars	0.9	2.5	2.7
Other	0.2	0.2	-
	100.0%	100.0%	100.0%

Total euro denominated sales for the periods presented were:

All figures in thousands	Year ended December 31, 2004	Year ended December 31, 2005	Year ended December 31, 2006
Euros	€2,163	€2,596	€10,552
Average exchange rate of $1U.S. = €	0.8043	0.8136	0.79678
U.S.$ equivalent	$2,689	$3,191	$13,243

If the average exchange rates used had been higher or lower by 10% they would have decreased or increased the total euro denominated sale value by	$244	$290	$1,192

Total Australian dollar denominated sales for the periods presented were:

All figures in thousands	Year ended December 31, 2004		Year ended December 31, 2005		Year ended December 31, 2006
Australian dollars	Aus$	1,169	Aus$	3,594	Aus$	4,554
Average exchange rate of $1U.S. = Australian dollar		1.3625		1.3174		1.32774
U.S. $ equivalent		$858		$2,728		$3,430

If the average exchange rates used had been higher or lower by 10% they would have decreased or increased the total euro denominated sale value by		$78		$248		$309

We expect the proportions of sales in euro and Australian dollars to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not factor in changes in sales volumes.

The Company’s operating results are affected by movements in foreign currency exchange rates against the U.S. dollar, particularly the U.K. pound sterling and New Israeli Shekel. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and New Israeli Shekels.

To manage our pound foreign currency risk we have, at various times in 2004 through 2006, forecast our likely net spending on operating expenses in non U.S. dollars and, based on these forecasts, we have entered into forward exchange contracts to cover a percentage of the projected exposure. At December 31, 2006 we had no forward exchange contracts outstanding.

The aggregate amount of forward contracts of pounds sterling that matured during the year ended December 31, 2006 was 3 million pounds sterling, and we paid operating expenses in local currency of approximately 21 million pounds sterling over the same period. The effectiveness of the contracts as hedges was approximately 100%. If during 2006 the average exchange rates had been higher or lower by 10%, the pound-sterling denominated operating expenses would have decreased or increased by $3.8 million.

During the year ended December 31, 2006 we paid operating expenses in New Israeli Shekels of 95.3 million New Israeli Shekels. None of these expenses have been hedged. If the average exchange rates had been higher or lower by 10%, the New Israeli Shekel operating expenses would have decreased or increased by $3.2 million for the year ended December 31, 2006.

For the years ended December 31, 2006 and 2005 we incurred the majority of our cost of revenue in U.S. dollars.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Supplementary Data are included on pages F-1 to F-39.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date the Company’s internal control over financial reporting was effective.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our independent registered public accounting firm, Grant Thornton LLP, audited the consolidated financial statements included in this report and issued an attestation report on management's assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2006, there were changes in internal control that have materially affected, or are materially likely to affect, our internal control over financial reporting.

Following the performance of a physical inventory count at our Israeli subsidiary as of December 31, 2005, significant differences were identified between the count and the inventory subledger. The differences were for the most part due to inventory movements that had not been recorded or were recorded incorrectly. We also identified at our Israeli subsidiary insufficient segregation of duties in the Logistics department, inadequate security access controls and failure to perform effective and timely reviews of reconciliations by individuals with appropriate levels of experience, which contributed to the delay in the differences being detected.

As a result, management concluded that, as of December 31, 2005, the Company did not maintain effective internal controls over financial reporting as of such date. This conclusion was based upon management’s determination that the Company’s internal control pertaining to the recording of inventory transactions at its Israeli subsidiary was not effective.

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

•	moving inventory management to a managed warehouse. Components are now delivered to and shipments are now made from the managed warehouse;

•	a change of freight forwarders;

•	receiving and shipping documents now being issued by managed warehouse and entered to subledger online in real time;

•	renegotiated with subcontractors so that we will buy only finished products and not products that are work in process;

•	implemented a Material Requirements Planning (MRP) module on our accounting system to improve internal control and improve ability to manage forecasts.

In relation to these changes in internal controls, during the fourth quarter of 2006, management completed its testing to validate the effectiveness of its remedial measures related to the recording of Inventory transactions at its Israeli subsidiary, and concluded that controls related to the remediation of the material weakness previously disclosed in the 2005 Annual Report on Form 10-K were designed, in place and operating effectively for a sufficient period of time for management to determine that the material weaknesses were remediated as of December 31, 2006.

Except as noted above, there have been no significant changes in our internal control over financial reporting during our fiscal year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Attestation Report of the Registered Public Accounting Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Airspan Networks, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Airspan Networks, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Airspan Networks, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Airspan Networks, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Airspan Networks, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Airspan Networks, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years then ended and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Miami, Florida
March 9, 2007

ITEM 9B. OTHER INFORMATION

None.

 PART III

Except where otherwise noted, the information required by Items 10 through 14 is incorporated by reference from our definitive Proxy Statement, with the exception of the executive officers and directors section of Item 10. We will file our definitive Proxy Statement within 120 days after the end of our fiscal year ended December 31, 2006.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the names, ages and business experience of our executive officers and directors required by this Item is furnished in Part I of this Annual Report on Form 10-K under the caption “Executive Officers and Directors”. All other information required by this Item is incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2006.

Code of Ethics

We maintain a code of business conduct (the “Code”) that applies to our Directors, Chief Executive Officer, Chief Financial Officer and Controller, as well as to all of our other employees. This Code, a copy of which is available on our web site at www.airspan.com, addresses, among other things: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) compliance with applicable governmental laws, rules, and regulations; (iii) the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; (iv) accountability for adherence to the Code; and (v) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the Commission and in other public communications we make. In the event we ever waive compliance by our Directors, our Chief Executive Officer, Chief Financial Officer, or Controller with the Code, we will disclose the waiver on our website at the web address provided above. (The URL above is intended to be an inactive textual reference only. It is not intended to be an active hyperlink to our website. The information on our website, which might be accessible through a hyperlink resulting from this URL, is not and is not to be part of this report and is not incorporated herein by reference).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item and Item 403 of Regulation S-K is incorporated by reference into this Annual Report on Form 10-K to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2006

The following table sets forth information as of December 31, 2006 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	4,970,375	$4.23	2,294,254
Equity compensation plans not approved by security holders(2)	599,634	$3.02	-
Total	5,570,009	$4.10	2,294,254

(1) In 1998 and 2000, the Company's shareholders approved the 1998 Employee Stock Option Plan and the 2000 Employee Stock Purchase Plan, respectively. In 2004, the Company's shareholders approved the Omnibus Equity Compensation Plan.

(2) Issued pursuant to the Company's 2001 Supplemental Stock Option Plan (the "2001 Plan") and the Company's 2003 Supplemental Stock Option Plan (the "2003 Plan").

The 2001 Supplemental Stock Option Plan

The 2001 Plan provides for the grant to our non-officer employees and consultants of non-statutory stock options. The 2001 Plan provides for the grant of options for up to 901,465 shares of common stock, all of which options have been granted as of the date hereof. The Compensation Committee of our Board of Directors administers the 2001 Plan. The Compensation Committee determines the terms of options granted under the 2001 Plan, including the number of shares subject to the option, exercise price, term, and exercisability. The exercise price may be equal to, more than or less than 100% of fair market value on the date the option is granted, as determined by the Compensation Committee. The Compensation Committee has the authority to amend or terminate the 2001 Plan, provided that shareholder approval shall be required if such approval is necessary to comply with any tax or regulatory requirement. If not terminated earlier, the 2001 Plan will terminate February 7, 2011.

The 2003 Supplemental Stock Option Plan

The 2003 Plan provides for the grant to our non-officer employees, new hires, and consultants of non-statutory stock options. The 2003 Plan provides for the grant of options for up to 241,500 shares of common stock, all of which options have been granted as of the date hereof. The Compensation Committee of our Board of Directors administers the 2003 Plan. The Compensation Committee determines the terms of options granted under the 2003 Plan, including the number of shares subject to the option, exercise price, term, and exercisability. The exercise price may be equal to, more than or less than 100% of fair market value on the date the option is granted, as determined by the Compensation Committee. The Compensation Committee has the authority to amend or terminate the 2003 Plan, provided that shareholder approval shall be required if such approval is necessary to comply with any tax or regulatory requirement. If not terminated earlier, the 2003 Plan will terminate September 1, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2006.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

(1)  Financial Statements

(2)  Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2004, 2005 and 2006	II-1

(3)  Exhibits

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation of Airspan (1)

3.2	Articles of Amendment to the Articles of Incorporation of Airspan (2)

3.3	Articles of Amendment to the Articles of Incorporation of Airspan (3)

3.4	Amended and Restated Bylaws of Airspan *

4.1	Form of Airspan's common stock certificate (4)

4.2	Preferred Stock Purchase Agreement, dated July 28, 2006, among Airspan and Oak Investment Partners XI, Limited Partnership, including exhibits thereto (5)

10.1	1998 Stock Option and Restricted Stock Plan (6)

10.2	Amended and Restated 2000 Employee Stock Purchase Plan (1)

10.3	Omnibus Equity Compensation Plan (1)

10.3	2001 Supplemental Stock Option Plan (7)

10.4	2003 Supplemental Stock Option Plan (8)

10.5	Written Summary of Airspan's Non-Employee Director Compensation Plan (9)

10.6	Airspan Code of Business Conduct (10)

10.7	Employment Agreement with Eric Stonestrom (11), (12)

10.8	Employment Agreement with Jonathan Paget (11), (12)

10.9	Employment Agreement with Peter Aronstam, as amended (7), (11), (13)

10.10	Employment Agreement with Henrik Smith-Petersen (11), (13)

10.11	Employment Agreement between Airspan and Alastair Westgarth (11), (14)

10.12	Employment Agreement with Arthur Levine (10) (11)

10.13	Employment and Relocation Agreement with David Brant (11) *
10.14	Technical Assistance Support Services Agreement for FWA Equipment, dated as of February 14, 2003, by and between Nortel Networks U.K. Limited and Axtel, S.A. de C.V. (15)**

10.15	Preferred Stock Purchase Agreement, dated as of September 10, 2004 among Airspan and Oak Investment Partners XI, Limited Partnership (16)

10.16	Amendment No. 1 to Preferred Stock Purchase Agreement (17)

10.17	Purchase and License Agreement, dated as of December 28, 2004, by and among Airspan Communications Limited and Axtel, S.A. de C.V. (18)**

10.18	Amendment Agreement No. 3 to FWA TASS dated as of December 28, 2004 between Airspan Communications Limited and Axtel, S.A. de C.V. (19)**

10.19	Purchase Contract, dated April 14, 2005, by and between Yozan Incorporated ("Yozan") and Airspan Communications Limited ("Airspan Ltd.") (10), (20)

10.20	Supplement to Purchase Contract, dated August 15, 2005, by and between Yozan and Airspan Ltd. (10), (20)

10.21	2nd Purchase Contract, dated September 13, 2005, by and between Yozan and Airspan Ltd. (10), (20)

10.22	Amendment of 1st and 2nd Purchase Contracts, dated October 6, 2005, by and between Yozan and Airspan Ltd. (10), (20)

10.23	Amendment of 2nd Purchase Contracts, dated February 25, 2006, by and between Yozan and Airspan Ltd. (10), (20)

10.24	Memorandum of Understandings, dated February 25, 2006, by and between Yozan and Airspan Ltd. (10), (20)

10.25	Memorandum of Understandings, dated June 23, 2006, by and between Yozan and Airspan Ltd. (21), (22)

10.26	Loan and Security Agreement, dated as of August 1, 2006, by and among, Silicon Valley Bank, Airspan Networks Inc., and Airspan Communications Limited, including exhibits thereto (23)

10.27	Memorandum of Understandings, dated September 8, 2006, by and between Yozan and Airspan Ltd. (24) (25)

21	Subsidiaries of registrant*

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm *

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

*	Filed herewith

**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission

***	Furnished herewith

1	Incorporated by reference to Airspan's Form 10-Q for the quarter ended April 4, 2004
2	Incorporated by reference to Airspan's report on Form 8-K filed on September 15, 2004
3	Incorporated by reference to Airspan's report on Form 8-K filed on September 26, 2006
4	Incorporated by reference to Airspan's Registration Statement on Form S-1 (333-34514) filed April 11, 2000
5	Incorporated by reference to Airspan's report on Form 8-K filed on August 1, 2006
6	Incorporated by reference to Airspan's Registration Statement on Form S-1/A (333-34514) filed May 26, 2000
7	Incorporated by reference to Airspan's Form 10-K for the year ended December 31, 2000
8	Incorporated by reference to Airspan's Form 10-K for the year ended December 31, 2003
9	Incorporated by reference to Airspan's report on Form 8-K filed on July 31, 2006
10	Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2005
11	Management Agreement or Compensatory Plan or Arrangement
12	Incorporated by reference to Airspan's Registration Statement on Form S-1/A (333-34514) filed June 22, 2000
13	Incorporated by reference to Airspan's Form 10-K for the year ended December 31, 2002
14	Incorporated by reference to Airspan's Form 10-Q for the quarter ended July 2, 2006
15	Incorporated by reference by Airspan's report on Form 8-K/A filed on July 6, 2004
16	Incorporated by reference to Airspan's report on Form 8-K filed on September 13, 2004
17	Incorporated by reference to Airspan's report on Form 8-K filed on September 27, 2004
18	Incorporated by reference to Airspan's report on Form 8-K filed on June 9, 2005
19	Incorporated by reference to Airspan's Form 10-K for the year ended December 31, 2004
20	Portions of this document have been omitted and were filed separately with the SEC on March 30, 2006 pursuant to a request for confidential treatment, which was granted

21	Portions of this document have been omitted and were filed separately with the SEC on June 29, 2006 pursuant to a request for confidential treatment, which was granted
22	Incorporated by reference to Airspan's report on Form 8-K filed on June 29, 2006
23	Incorporated by reference to Airspan's report on Form 8-K filed on August 7, 2006
24	Portions of this document have been omitted and were filed separately with the SEC on September 21, 2006 pursuant to a request for confidential treatment, which was granted
25	Incorporated by reference to Airspan's report on Form 8-K filed on September 21, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Airspan Networks Inc.

By:	/s/ Eric D. Stonestrom
Eric D. Stonestrom,
Date: March 16, 2007	President and Chief Executive Officer

The undersigned directors and officers of Airspan Networks Inc. hereby constitute and appoint Eric D. Stonestrom and David Brant and each of them with full power to act without the other and with full power and substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below this Annual Report on Form 10-K for the year ended December 31, 2006 and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Airspan, in the capacities and dates indicated.

Signature	Title	Dated

/s/ Eric D. Stonestrom	Chief Executive Officer and Director,	March 16, 2007
Eric D. Stonestrom	(principal executive officer)

/s/ David Brant	Chief Financial Officer and Senior Vice President, Finance	March 16, 2007
David Brant	(principal financial and accounting Officer)

/s/ Matthew J. Desch	Chairman of the Board of Directors	March 16, 2007
Matthew J. Desch

/s/ Julianne Biagini	Director	March 16, 2007
Julianne Biagini

/s/ Bandel Carano	Director	March 16, 2007
Bandel Carano
/s/ Frederick Fromm	Director	March 16, 2007
Frederick Fromm

/s/ Michael T. Flynn	Director	March 16, 2007
Michael T. Flynn

/s/ Guillermo Heredia	Director	March 16, 2007
Guillermo Heredia

/s/ Thomas S. Huseby	Director	March 16, 2007
Thomas S. Huseby

/s/ David Twyver	Director	March 16, 2007
David Twyver

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Airspan Networks, Inc.

We have audited the accompanying consolidated balance sheets of Airspan Networks, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Airspan Networks, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard 123 (R) “Share-Based Payment” on a prospective basis on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Airspan Networks, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Miami, Florida
March 9, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Airspan Networks Inc.

We have audited the consolidated statements of operations, changes in stockholders’ equity, and cash flows of Airspan Networks Inc. and subsidiaries for the year ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2004. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Airspan Networks Inc. and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended December 31, 2004.

Ernst & Young LLP

London, England
April 27, 2005

AIRSPAN NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,	December 31,
	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$44,140	$15,890
Restricted cash	2,003	1,111
Short-term investments	6,020	10,233
Accounts receivable, less allowance for doubtful accounts of
$3,519 and $5,489, at 2005 and 2006, respectively	24,348	31,063
Unbilled accounts receivable	273	711
Inventory	16,850	23,624
Prepaid expenses and other current assets	3,722	5,935
Total current assets	97,356	88,567
Property, plant and equipment, net	5,268	5,705
Goodwill	10,231	10,231
Intangible assets, net	3,865	2,806
Other non-current assets	3,732	3,245
Total assets	120,452	110,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,678	$15,940
Accrued taxes	1,156	687
Deferred revenue	1,514	6,656
Customer advances	13,935	1,665
Other accrued expenses	13,113	16,197
Current portion of long-term debt	96	-
Total current liabilities	54,492	41,145
Long-term debt	1,296	1,554
Accrued interest on long-term debt	53	153
Total liabilities	55,841	42,852

Commitments (Note 11)

Stockholders' equity
Preferred stock, $0.0001 par value; 74,200 Series A preferred shares authorized at December 31, 2005 and 2006; nil and 250,000 Series B
shares authorized at December 31, 2005 and 2006, respectively;
73,000 Series A preferred shares issued at December 31, 2005 and nil in 2006, respectively; nil and 200,690 Series B preferred shares
issued at December 31, 2005 and 2006, respectively	-	-
Common stock, $0.0003 par value; 100,000,000 shares authorized at December 31, 2005 and 2006; 39,668,271 and 40,380,910 issued at
December 31, 2005 and 2006, respectively	12	12
Note receivable - stockholder	(87)	(87)
Additional paid-in capital	267,426	308,768
Accumulated other comprehensive income	(130)	-
Accumulated deficit	(202,610)	(240,991)
Total stockholders' equity	64,611	67,702
Total liabilities and stockholders' equity	$120,452	$110,554

The accompanying notes are an integral part of these financial statements

AIRSPAN NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Years ended December 31,
	2004	2005	2006

Revenue	$94,647	$110,966	$127,812
Cost of revenue	(67,243)	(79,467)	(94,948)
Gross profit	27,404	31,499	32,864
Operating expenses:
Research and development	18,794	21,157	24,797
Sales and marketing	11,013	11,464	17,203
Bad debt	549	1,115	2,257
General and administrative	11,042	12,682	16,039
Amortization of intangibles	723	942	1,060
Restructuring	413	1,150	2,183
Total operating expenses	42,534	48,510	63,539
Loss from operations	(15,130)	(17,011)	(30,675)
Interest expense	-	(9)	(362)
Interest and other income	3,217	1,397	1,589
Loss before income taxes	(11,913)	(15,623)	(29,448)
Income tax credits	1,938	546	246
Net loss	(9,975)	(15,077)	(29,202)
Deemed dividend associated with beneficial conversion
of preferred stock	(10,439)	-	(9,179)
Net loss attributable to common stockholders	$(20,414)	$(15,077)	$(38,381)

Net loss per share attributable to common
stockholders - basic and diluted	$(0.56)	$(0.39)	$(0.96)
Weighted average shares outstanding - basic and diluted	36,441,932	38,736,939	40,026,411

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except for share data)

	Preferred Stock		Common Stock
					Additional		Note	Other
		Par		Par	Paid-In	Treasury	Receivable	Comprehensive	Accumulated
	Shares	Value	Shares	Value	Capital	Stock	Stockholder	Income	Deficit	Total
Balance at January 1, 2004	-	-	35,479,851	$11	$215,209	$(797)	$(130)	$1,839	$(167,119)	$49,013
Comprehensive loss:
Net loss									(9,975)	(9,975)
Other comprehensive income:
Movement in the fair value of cash flow hedges:
Unrealized gains on foreign currency cash flow hedges								590
Less: reclassification of adjustment for gains realized in net income								(2,011)
								(1,421)		(1,421)
Comprehensive loss										(11,396)
Decrease in notes receivable							43			43
Issuance of Series A preferred shares	73,000				29,132					29,132
Deemed dividend associated with beneficial conversion of preferred stock					10,439				(10,439)	-
Issuance of common stock - employee share purchase plan			211,754		373					373
Exercise of stock options			1,118,462		1,577					1,577
Sale of treasury stock			834,560		3,626	797				4,423
Balance at December 31, 2004	73,000	-	37,644,627	$11	$260,356	$-	$(87)	$418	$(187,533)	$73,165
Comprehensive loss:
Net loss									(15,077)	(15,077)
Other comprehensive income:
Movement in the fair value of cash flow hedges:
Unrealized losses on foreign currency cash flow hedges								(130)
Less: reclassification of adjustment for gains realized in net income								(418)
								(548)		(548)
Comprehensive loss										(15,625)
Issuance of common stock - employee share purchase plan			130,630		485					485
Exercise of stock options			883,390		1,332					1,332
Issuance of common stock - ArelNet acquisition			1,001,325	1	4,751					4,752
Stock compensation from the issuance of stock options -ArelNet acquisition					309					309
Issuance of common stock - 401K plan			8,299		45					45
Restricted stock compensation					148					148
Balance at December 31, 2005	73,000	-	39,668,271	$12	$267,426	$-	$(87)	$(130)	$(202,610)	$64,611
Comprehensive loss:
Net loss									(29,202)	(29,202)
Other comprehensive income:
Movement in the fair value of cash flow hedges:
Realized losses on foreign currency cash flow hedges								130		130

Comprehensive loss										(29,072)
Exchange of Series A preferred shares	(73,000)				(21,827)					(21,827)
Issuance of Series B preferred shares	200,690				50,501					50,501
Deemed dividend associated with beneficial conversion of preferred stock					9,179				(9,179)	-
Issuance of common stock - employee share purchase plan			208,102		332					332
Exercise of stock options			453,304		657					657
Issuance of common stock - 401K plan			26,541		66					66
Issuance of restricted stock			24,692
Stock compensation expense					2,434					2,434
Balance at December 31, 2006	200,690	-	40,380,910	$12	$308,768	$-	$(87)	$-	$(240,991)	$67,702

The accompanying notes are an integral part of these financial statements

AIRSPAN NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ending December 31,
	2004	2005	2006
Cash flows from operating activities
Net loss	$(9,975)	$(15,077)	$(29,202)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	2,546	2,817	3,789
Loss on sale of property, plant and equipment	136	57	88
Accrued interest on long-term debt	-	-	262
Non-cash stock compensation	-	193	2,511
Changes in operating assets and liabilities:
Increase in receivables	(8,743)	(1,816)	(7,153)
Decrease/(increase) in inventories	10,077	(3,440)	(6,774)
Decrease/(increase) in other current assets	(2,541)	1,869	(2,213)
Increase/(decrease) in accounts payables	16,864	(411)	(8,738)
Increase/(decrease) in deferred revenue	(362)	867	5,142
Increase/(decrease) in customer advances	(10,280)	8,760	(12,270)
Increase/(decrease) in other accrued expenses	1,583	(854)	2,615
Decrease in other operating assets	(233)	(211)	1,379
Net cash used in operating activities	(928)	(7,246)	(50,564)

Cash flows from investing activities
Purchase of property, plant and equipment	(2,151)	(3,114)	(3,136)
Purchase of investment securities	-	(16,669)	(31,640)
Proceeds from sale of investment securities	-	10,649	27,427
Cost of acquisition, net of cash acquired	-	(5,945)	-
Net cash used in investing activities	(2,151)	(15,079)	(7,349)

Cash flows from financing activities
Net proceeds from issuance of common stock	373	485	-
Net proceeds from issuance of preferred stock	29,132	-	28,674
Borrowings under line of credit	-	-	2,500
Repayment of borrowings under line of credit	-	-	(2,500)
Sale of treasury stock	4,423	-	-
Proceeds from the exercise of stock options	1,577	1,332	657
Issuance of common stock under employee share purchase plan	-	-	332
Decrease in notes receivable from stockholder	43	-	-
Restricted cash movement, net	(99)	(1,648)	-
Net cash provided by financing activities	35,449	169	29,663
Increase/(decrease) in cash and cash equivalents	32,370	(22,156)	(28,250)
Cash and cash equivalents, beginning of period	33,926	66,296	44,140
Cash and cash equivalents, end of period	$66,296	$44,140	$15,890

Supplemental disclosures of cash flow information
Interest paid	$-	$-	$24
Income taxes paid	$23	$20	$21
Non-cash investing and financing activities
Issuance of stock related to acquisitions	$-	$5,061	$-

The accompanying notes are an integral part of these financial statements

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

1. THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company is a global supplier of broadband fixed wireless access equipment and other technologies, including VoIP switching, that allows communications service providers, Internet service providers and other telecommunications users such as utilities and enterprises to cost effectively deliver high-speed data and voice services using radio frequencies rather than wires. The Company’s systems are based on a number of digital wireless technologies that can be deployed rapidly and cost effectively, providing an alternative or complement to traditional cellular, copper wire, cable, or fiber-optic communications access networks. The primary market for our systems has historically been a subset of the fixed broadband wireless access systems market, which is the fixed point-to-multipoint market in radio frequencies below 6.0GHz. The Company’s products also include software tools that optimize geographic coverage and provide ongoing network management. To facilitate the deployment and operation of its systems, the Company also offers network installation, training and support services. The Company’s main operations are in Uxbridge, United Kingdom, and Airport City, Israel, with corporate headquarters in Boca Raton, Florida.

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

Short-term investments include auction rate securities of $6.3 million at December 31, 2006. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process which occurs every 7 - 35 days. The holder can participate in the auction and liquidate the auction rate securities to prospective buyers through their broker/dealer. We consider them to be current assets based on the availability of these assets to fund current operations. There were no such securities at the end of 2005.

Accounts receivable and long term accounts receivable

Accounts receivable and long term accounts receivable represent receivables from customers in the ordinary course of business. These are recorded at the invoiced amount and do not bear interest. Receivables are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. The Company regularly analyzes its customer accounts overdue more than 90 days, and when it becomes aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve to reduce the related receivable to the amount it reasonably believes to be collectible. When collection efforts cease, the account and related reserve are written off. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables are adjusted. At December 31, 2006 and 2005, the allowance for doubtful accounts was $5.5 million and $3.5 million, respectively.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

Fair value of financial instruments

The financial instruments of the Company consist mainly of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, long term accounts receivable, accounts payable, long-term debt and foreign currency forward contracts. The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other techniques, which are significantly affected by assumptions used concerning the amount and timing of, estimated future cash flows and discount rates, which reflect varying degrees of risk. Accordingly, although the carrying amount of all financial instruments approximates fair value at December 31, 2006 and 2005, they are not necessarily indicative of the amounts that the Company could realize in a current market exchange in the future.

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

Our foreign exchange option contracts are designated as hedging the exposure to changes in the fair value of a recognized asset and the gain or loss is recognized in income in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. There were no outstanding option contracts at December 31, 2006.

Our foreign exchange forward contracts are designated as hedging the exposure to variable cash flows of a forecasted transaction. The foreign exchange contracts are re-valued at the end of each period using current market exchange rates. Effectiveness will be measured by comparing the changes in fair value of the hedge against the change in the expense being hedged arising from U.S. dollars to U.K. pound sterling currency fluctuations since the date of inception. There is no portion of the hedging instruments that have been excluded from the assessment of effectiveness. The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the forecast transaction affects earnings. Any ineffective portion of the derivatives gain or loss is reported in interest and other income as it arises. In the years 2004, 2005 and 2006 there were no ineffective portions. Our cash flow hedges are being used to manage our pound sterling foreign currency risk, primarily on our U.K.-based employee salaries, facility costs and other U.K. expenses. Our U.K. salaries and expenses are accounted for each month and reclassification into earnings from comprehensive income will therefore occur every month.

We use two types of forward contracts to hedge our pound sterling risk:

•	straight forward contracts that lock in exchange rates for a specific date in the future; and

•	“Forward Extra Plus” contracts that lock in exchange rates only if certain exchange rates are reached over the period of the contract.

At December 31, 2006 there were no forward contracts outstanding.

During 2006, 2005 and 2004, the Company recorded, after reclassification of amounts into net income, net unrealized losses in other comprehensive income of $nil, $130, and $1,421, respectively, related to derivatives that were designated as cash flow hedging instruments. The tax effects of comprehensive income or loss were not considered material for the years ended December 31, 2006, 2005 and 2004. The change in other comprehensive income of $130 was attributable to the settlement during 2006 of forward contracts outstanding at December 31, 2005.

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

The total straight forward and “Forward Extra Plus” contracts of pounds sterling that matured during the year ended December 31, 2006, was 3 million pounds sterling. The effectiveness of the contracts as hedges was approximately 100%.

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

Leasehold improvements — over the minimum lease term

Plant, machinery and equipment — over 2 to 5 years

Furniture and fixtures — over 4 to 5 years

Identifiable intangible assets

Only intangible assets purchased are capitalized. The company does not capitalize internally generated intangible assets or goodwill. Intangible assets other than goodwill are amortized using the straight-line method over their estimated period of benefit, ranging from one to five years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of the Company’s intangible assets other than goodwill are subject to amortization. At least annually, the Company tests its identified intangible assets for impairment. In addition, the Company also tests such intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of identified intangible assets may not be recoverable. No impairment expense was recognized in 2006, 2005 or 2004.

Goodwill arising on business combinations

Under Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is instead tested for impairment at least annually. In addition, the Company also tests its goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. No impairment expense was recognized in 2006, 2005 or 2004.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, impairment exists and is determined by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. No impairment expense was recognized in 2006, 2005 or 2004.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

Other non-current assets

Other non-current assets represent the value of accumulated Israel severance pay funds and bank guarantees issued to landlords.  Under Israel’s Severance Pay Law, Israel employees are entitled to one month of the employee's current salary, multiplied by the number of years of employment.  The Company’s liability for these employees is fully provided by monthly deposits with severance pay funds and by an accrual.  The value of these funds is recorded in other non-current assets in the Company’s balance sheet and the liability is recorded in other accrued expenses. The deposited funds include earnings accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israel's Severance Pay Law or labor agreements.

Israel severance pay expenses for the years ended December 31, 2004, 2005 and 2006, were $260, $333 and $484, respectively.

Restricted cash

Restricted cash consists of cash pledged as collateral to secure the guarantees described in Note 11 and cash held on behalf of employees to purchase Airspan stock under our Employee Share Purchase Plan.

	Years ended December 31,
	2005	2006

Bank guarantees - with Customers	$1,787	$999
Employee cash held under the Employee Share Purchase Plan	216	112
Total	$2,003	$1,111

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

Our revenue recognition policy reflects the fact that our revenue streams are primarily derived from (i) sales of hardware and software that do not require significant customization and (ii) services rendered (e.g. extended warranty, product maintenance, radio planning, consulting services, etc).

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

For new products, if we can reasonably and reliably estimate the amount of warranty obligations, we recognize revenue on sales of such products that otherwise meet the criteria for revenue recognition. For the new WiMAX products introduced in 2005 and 2006, we believe we have the ability to reasonably and reliably estimate the amount of warranty obligations and we have, therefore, recognized revenue on sales of such products.

The following are our specific revenue recognition policies:

Delivery of Hardware:

Delivery of hardware is considered to have occurred upon shipment provided that risk of loss and title in certain jurisdictions has been transferred to the customer. For arrangements where the criteria for revenue recognition have not been met because legal title or risk of loss on products did not transfer to the buyer until final payment had been received or where delivery had not occurred, revenue is deferred to a later period when title or risk of loss passes either on delivery or on receipt of payment from the customer.

Assessment of Creditworthiness:

We are required to assess the creditworthiness of our customers. We use judgment in assessing their creditworthiness, and the criteria by which each judgment is made may change in future periods and, therefore, may change future revenue recognition. The collectibility of receivables is critical in determining whether revenue should be recognized. We will defer revenue if we are uncertain as to whether we will be able to collect the receivable. As a result, our judgment regarding customer credit quality could significantly impact the timing and amount of revenue recognition.

Extended Payment Terms:

We provide extended payment terms to certain customers. For these customers, the agreement is considered to have a price that is fixed or determinable if the Company has the intent and ability to fully collect from the customer under these terms without making additional concessions.  We assess our ability to collect without further concessions by considering the Company’s history of successfully collecting from the customer under the original payment terms.  Alternatively, or in addition, we consider the current and expected creditworthiness of the customer and the payment terms in relation to the expected useful and technological life of the product.  If it is expected, at the outset of the arrangement, that concessions will be required in the future in order to collect, the agreement is not considered to have a price that is fixed or determinable.  In such cases, revenue for delivered products is generally deferred until the fees become legally due and payable. In certain cases where there have previously been collection issues, revenue is recognized as cash is collected. Therefore, estimates and judgment in this area can impact the timing of revenue recognition.

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

Revenue Arrangements that include Multiple Elements:

In certain cases, we enter into agreements with customers whereby we are obligated to deliver multiple products and/or multiple services (multiple elements). In these transactions, we allocate the total revenue to be earned under the arrangement among the various elements based on their relative fair value. Revenue for these transactions is recognized on each element when the revenue recognition criteria have been met for that element. Revenue is recognized for delivered products and services only if: (i) the above Product Revenue or Service Revenue criteria is met; (ii) undelivered products or services are not essential to the functionality of the delivered elements, (iii) payment for the delivered products or services is not contingent upon delivery of the remaining products or services; and (iv) the fair value for each of the undelivered elements is known. If objective and reliable evidence of fair value exists for all units of accounting in the contract, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the contract consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. If fair value does not exist for any undelivered element, revenue is not recognized until the earlier of the time that (i) the undelivered element is delivered or (ii) fair value of the undelivered element exists, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element. Our determination of whether deliverables within a multiple element arrangement can be treated separately for revenue recognition purposes involves significant estimates and judgment, such as whether fair value can be established on undelivered obligations and/or whether delivered elements have stand-alone value to the customer. Changes to our assessment of the accounting units in an arrangement and/or our ability to establish fair values could significantly change the timing of revenue recognition. Our assessment of which revenue recognition guidance is appropriate to account for a deliverable also can involve significant judgment.

Contract Accounting:

When the Company performs a specific development type contract for a customer subject to contract accounting under Statement of Position 81-1, “Contract Accounting” (“SOP 81-1”), we may adopt the percentage-of-completion method or the completed-contract method to recognize revenues under the contract. Alternatively, where contracts under which separate units of output are produced, where progress can be measured on the basis of units of work completed, output is used to measure results directly and is generally the best measure of progress toward completion in circumstances in which a reliable measure of output can be established and the agreement contains milestones at which non-refundable payments will be made by the customer.

Contingencies

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. We did not believe any accruals were required at December 31, 2006 under FIN 45.

Warranty

The Company provides a limited warranty for periods, usually ranging from 12 to 24 months, to all purchasers of its new equipment. Warranty expense is accrued as of the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and other relevant factors and is amortized over the warranty period. Management believes that the amounts provided for are sufficient for all future warranty cost on equipment sold through December 31, 2006 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

Information regarding the changes in the Company’s product warranty liabilities is as follows for the years ended December 31, 2006, 2005 and 2004.

	Balance at beginning of period	Acquired on Acquisition	Accrual for warranties issued during the period	Accruals related to pre-exising warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period

Product warranty liability year ended December 31, 2006	$410	-	1,190	284	(899)	$985

Product warranty liability year ended December 31, 2005	$604	134	582	(482)	(428)	$410

Product warranty liability year ended December 31, 2004	$652	-	1,003	(299)	(752)	$604

Other guarantees

The Company had delivered to its landlords and customers bank guarantees aggregating to $6,434 at December 31, 2006 and $3,119 at December 31, 2005. The foregoing figures represent the maximum potential amount of future payments the Company could be required to make under these guarantees. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for $2,190 of the guarantees. These pledges have been classified as restricted cash. $4,244 of the guarantees has been issued under the line of credit provided by Silicon Valley Bank, which does not require any related pledge of cash collateral. The Company has not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote. These guarantees will all expire before the end of 2009 with the majority expiring in 2007.

In addition to the guarantees mentioned above, the Company has issued a guarantee to Tekes, the main public funding organization for research and development in Finland, for the repayment of loans taken out by its fully consolidated subsidiary, Radionet. These loans total $1,707 at December 31, 2006, which includes $153 of accrued interest, and are recorded in long-term debt. This guarantee expires only when Radionet has fulfilled all its obligations to Tekes.

Legal claims

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants Airspan, and Eric D. Stonestrom (our President and Chief Executive Officer), Joseph J. Caffarelli (our former Senior Vice President and Chief Financial Officer), Matthew Desch (our Chairman) and Jonathan Paget (our former Executive Vice President and Chief Operating Officer) (the “Individual Defendants”) together with certain underwriters of our July 2000 initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, Plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The action seeks damages in an unspecified amount.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the Plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but allowed the Section 11 claim to proceed. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”). In her Opinion, Judge Scheindlin noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Judge Scheindlin determined that the class period for Section 11 claims is the period between the IPO and the date that unregistered shares entered the market. Judge Scheindlin also ruled that a proper class representative of a Section 11 class must (1) have purchased shares during the appropriate class period; and (2) have either sold the shares at a price below the offering price or held the shares until the time of suit. In two of the six cases, the class representatives did not meet the above criteria and therefore, the Section 11 cases were not certified. The Underwriter Defendants appealed the decision and the Second Circuit vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs have not yet moved to certify a class in the Airspan case.

Airspan has approved a settlement agreement and related agreements which set forth the terms of a settlement between Airspan, the Individual Defendants, the Plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not yet been finally approved by the Court. On December 14, 2006, Judge Scheindlin held a hearing. Plaintiffs informed the Court that they planned to file a petition for rehearing and rehearing en banc. The Court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on Plaintiffs’ petition for rehearing. Plaintiffs filed the petition for rehearing and rehearing en banc on January 5, 2007.

Among other provisions, the settlement, if it receives final approval by the Court, provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. Airspan would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to Plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the Plaintiffs reached a preliminary agreement to settle for $425 million. The JPMorgan Chase preliminary agreement has not yet been approved by the Court. In an amendment to the issuers’ settlement agreement, the issuers’ insurers agreed that the JPMorgan preliminary agreement, if approved, would offset the insurers’ obligation to cover the remainder of Plaintiffs’ guaranteed $1 billion recovery by 50% of the value of the JP Morgan settlement, or $212.5 million. Therefore, if the JP Morgan preliminary agreement to settle is preliminarily and then finally approved by the Court, then the maximum amount that the issuers’ insurers will be potentially liable for is $787.5 million. However, future settlements with other underwriters would further reduce that liability. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the JP Morgan preliminary agreement.

It is anticipated that any potential financial obligation of Airspan to Plaintiffs pursuant to the terms of the issuers’ settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to Plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by Plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Airspan. If material limitations on the expected recovery of any potential financial obligation to the Plaintiffs from Airspan’s insurance carriers should arise, Airspan’s maximum financial obligation to Plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase preliminary agreement is preliminarily and then finally approved, Airspan’s maximum financial obligation to the Plaintiffs pursuant to the settlement agreement would be approximately $2.7 million.

There is no assurance that the court will grant final approval to the issuers’ settlement. If the settlement agreement is not approved and Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

Foreign currency transactions

The functional currency of all companies in the group is the U.S. dollar. Transactions in currencies other than U.S. dollars are converted at the monthly average exchange rate in effect on the date of the transactions.

Monetary assets and liabilities denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rate of exchange on the balance sheet date. Transactional gains and losses arising from transactions not denominated in U.S. dollars are recognized in the consolidated statement of operations as other income or expense. The net value of exchange gains and losses during the year ended December 31, 2006 was $0.4 million of which $0.1 million related to the reclassification of our forward exchange contracts gains from other comprehensive income into part of net loss. The net value of exchange gains and losses during the year ended December 31, 2005 was $0.1 million of which $0.4 million related to the reclassification of gains on our forward exchange contracts from part of other comprehensive income into part of net loss.

Interest and other income

The components of interest and other income for the last three years are shown in the table below:

	Years ended December 31,
	2004	2005	2006
Interest income from cash and investments	$670	$1,447	$1,200
Foreign exchange gains and losses	2,562	17	439
Other	(15)	(67)	(50)
Total	$3,217	$1,397	$1,589

Advertising costs

Advertising costs are expensed at the time the promotion is held or the advertisement is first aired.

Comprehensive Income

The Company reports comprehensive income or loss in accordance with the provisions of Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Tax effects of other comprehensive income or loss are not considered material for any period. The Company’s only source of other comprehensive income is from its foreign exchange forward contracts.

Defined contribution plan expense.

The Company contributes to defined contribution plans for all eligible employees. The Company recorded expenses of $1,230, $1,523 and $2,086 in 2004, 2005 and 2006, respectively. Employer contributions are accrued as earned by the employees.

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

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

Airspan’s accounts receivable are derived from sales of its products, and approximately 97%, 93% and 92% of product sales were to non-U.S. customers for the year ended December 31, 2004, 2005 and 2006, respectively. One customer in Germany accounted for $4.8 million of our account receivable balance at December 31, 2006 and $0.1 million at December 31, 2005. Airspan generally requires payment in advance or payment security in the form of an irrevocable letter of credit for the full amount of significant sales to be in place at the time of shipment, except in cases where credit risk is considered to be acceptable. Airspan’s top three customers accounted for 75% of revenue in 2004, 62% of revenue in 2005 and 53% of revenue in 2006.

Stock based compensation

Prior to January 1, 2006, we accounted for awards issued under these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In all periods shown prior to January 1, 2006, we valued stock-based employee compensation using the intrinsic value method. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, Share-Based Payment (“SFAS 123R”). This Statement eliminates the use of the intrinsic value method described in APB Opinion No. 25, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

We adopted SFAS 123R as of January 1, 2006, using the modified prospective transition method. Our consolidated financial statements for 2006 reflect the impact of SFAS 123R. The consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The adoption of this statement has resulted in higher reported operating expenses for 2006 and will result in higher reported operating expenses in our future financial statements. Share-based compensation expense recognized under SFAS 123R for 2006 was $2.5 million.

The following table summarizes share-based compensation expense under SFAS 123R for the year ended December 31, 2006:

Research and development	$688
Sales and marketing	818
General and administrative	971
Stock-based compensation expense included in operating expense	2,477
Cost of sales	34
Total stock-based compensation	$2,511

SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in our consolidated statement of operations over the requisite service periods. Share-based compensation expense recognized in our consolidated statement of operations for 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, “Accounting for Stock Based Compensation”, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all share-based awards is recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

To calculate option-based compensation under SFAS 123R, we used the Black-Scholes option-pricing model, which we had previously used for valuation of option-based awards for the pro forma information required under SFAS 123 for periods prior to fiscal 2006. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price, as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

Pro Forma Share-Based Compensation under SFAS 123 for 2004 and 2005:

Had (i) compensation expense for our stock option plans been determined based on the Black-Scholes valuation method and (ii) the fair value at the grant date for awards in 2004 and 2005 been determined consistent with the provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” our net loss and net loss per share for 2005 would have changed by the pro forma amounts indicated below (in thousands, except per share data):

	Year Ended	Year Ended
	December 31, 2004	December 31, 2005

Net loss applicable to common stockholders - as reported	$(20,414)	$(15,077)
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects	(2,149)	(2,341)
Add: Stock-based compensation expense included in reported net income, net of
related tax effects		192

Net loss attributable to common stockholders - pro forma	$(22,563)	$(17,226)

Basic and diluted net loss per share - as reported	$(0.56)	$(0.39)

Basic and diluted net loss per share - pro forma	$(0.62)	$(0.44)

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123R and SFAS 123:

The weighted average fair value of each restricted stock share granted under our equity compensation plans for 2005 and 2006 was $4.12 and $5.23, respectively. No restricted stock shares were awarded in 2004. The fair value of each restricted stock award is estimated on the date of grant using the intrinsic value method.

The weighted average fair value of each option granted during 2004, 2005 and 2006 was $5.03, $3.16 and $2.66, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model, using the following weighted average assumptions for 2004, 2005 and 2006:

	Years Ended December 31,
	2004	2005	2006

Risk-free interest rate	3.83%	4.06%	4.68%
Expected average years until exercised	4	5	5
Expected dividend yield	-	-	-
Expected volatility	92%	86%	85%

Assumptions for Option-Based Awards under SFAS 123R:

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

Assumptions for option-based awards under SFAS 123:

Prior to 2006, we used historical volatility of our stock price in determining expected volatility. The risk-free interest rate was based upon assumption of interest rates appropriate for the term of our employee stock options. The dividend yield assumption was based on our history and expectation of dividend payouts. Forfeitures prior to 2006 were accounted for as they occurred.

Electronic Equipment Waste Obligations

In June 2005, the FASB issued FSP No. 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Union (“EU”) Directive 2002/96/EC on Waste Electrical and Electronic Equipment. FSP 143-1 is effective as of the later of Airspan’s fiscal quarter ended October 2, 2005 or the date of the adoption of the law by the applicable EU-member country. In the third quarter of 2005, Airspan adopted FSP 143-1 with respect to those EU-member countries that had adopted the directive into country specific laws by the end of the third quarter. The adoption of the FSP 143-1 did not have a material impact on Airspan’s 2006 results of operations and financial condition. Due to the fact that certain EU-member countries have not yet enacted country-specific laws, Airspan cannot yet estimate the impact of applying this guidance in future periods.

Segment reporting

During the periods, the Company operated as a single segment - the development and supply of broadband wireless equipment and technologies.

Reclassification

Certain prior year amounts have been reclassified to be consistent with the current year presentation.

New Accounting Pronouncements

In June 2006, FASB issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation will be effective for the Company in the first quarter of 2007. The Company has assessed the impact the adoption of FIN 48, and it does not expect that FIN 48 will have a significant impact on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff of the SEC (the “Staff”) believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on a company’s current year consolidated financial statements. The Staff prescribes two approaches to assessing the materiality of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach,” which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require a company to amend previously filed reports, and such corrections may be made the next time the company files its prior year statements. The Company has adopted SAB No. 108 in 2006, which did not have a significant impact on its financial position or results of operations.

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

ArelNet was acquired primarily to enable the Company to develop carrier grade voice telephony using switching and gateway technologies in the Company’s WiMAX data platforms. The purchase price of $9.4 million was made up of $4.0 million of cash, 1,001,325 shares of the Company’s common stock valued at $4.8 million, employee stock options to purchase 100,000 shares of the Company’s common stock valued at $0.3 million and $0.4 million of direct acquisition costs. Of the total purchase price, $0.5 million was deposited in escrow with an escrow agent to secure the sellers’ representations and warranties under the purchase agreement. These funds have been released from escrow. The options issued to ArelNet employees were valued in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation” and measured at fair value using a Black-Scholes option-pricing model. In accordance with the FASB Emerging Issues Task Force (EITF) issue No. 99-12 -“Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” and FASB Statement No. 141, “Business Combinations”, the 1,001,325 shares issued in connection with the transaction were valued based on market prices on the three days before the measurement date of June 16, 2005.

The preliminary purchase price allocation made in the second quarter of 2005 (the “Preliminary Allocation”) was finalized in the third quarter of 2005. The Company engaged an independent third party to assist in the valuation of intangible assets.

Calculation of purchase price:

Cash consideration	$4,000
Fair value of shares issued	4,752
Fair value of options granted	309
Direct acquisition costs	379
Total purchase price	$9,440

The following table shows the historical book value and the purchase price allocation.

		Purchase
		Price
		Allocation/
	Historical	Fair Value
	Book Value	Adjustments	Fair Value
Allocation of purchase price - ArelNet:
Cash	$18	$-	$18
Accounts receivable	1,507	(590)	917
Inventory	1,161	(789)	372
Prepaid expenses and other current assets	581	(19)	562
Property, plant and equipment, net	110	161	271
Other long-term assets	1,037	(64)	973
Intangible assets, net:
Core developed technology	-	2,440	2,440
Other technology	-	65	65
Customer relationships	-	45	45
Backlog	-	160	160
Accounts payable	(169)	-	(169)
Deferred revenue	(1,510)	1,490	(20)
Customer advances	-	(386)	(386)
Accrued taxes	(225)	-	(225)
Other accrued expenses	(2,228)	(366)	(2,594)
Goodwill	-	7,011	7,011
Total purchase price	$282	$9,158	$9,440

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

All intangible assets acquired, other than goodwill, are subject to amortization over the periods shown in the table below:

	Value	Life in Years

Core developed technology	$2,440	5.0
Other technology	65	5.0
Customer relationships	45	3.0
Backlog	160	0.5
Total intangible assets and weighted average
amortization period	$2,710	4.7

The unaudited pro forma revenue and net loss of the Company for the periods indicated, as if the ArelNet acquisition had occurred as of January 1, 2004 and January 1, 2005, respectively, are shown in the following table.

	December 31,
	2004	2005

Revenue	$98,579	$112,797
Net loss	$(20,670)	$(15,614)
Net loss per share - basic and diluted	$(0.55)	$(0.40)
Weighted average shares outstanding -
basic and diluted	37,443,257	39,154,158

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

On November 9, 2005 the Company completed its acquisition of Radionet Oy, Ltd. of Finland (“Radionet”) in exchange for up to $1.88 million of cash. The Company evaluated the assets and liabilities acquired, in particular its accounts receivable, inventory and accrued expenses, and engaged an independent third party to assist in the valuation of intangible assets. The Company finalized the purchase price allocation in the second quarter of 2006.

Calculation of purchase price:

Purchase
Price

Consideration paid	$1,875
Direct acquisition costs	159
Total purchase price	$2,034

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

The following table shows the historical book value and the purchase price allocation.

		Purchase
		Price
		Allocation/
	Historical	Fair Value
	Book Value	Adjustments	Fair Value
Allocation of purchase price - Radionet
Cash	$450	$-	$450
Accounts receivable	502	(139)	363
Inventory	302	(98)	204
Prepaid expenses and other current assets	120	(15)	105
Property, plant and equipment, net	129	(21)	108
Intangible assets, net:
Core developed technology	-	319	319
Customer relationships	-	105	105
Accounts payable	(305)	-	(305)
Other accrued expenses	(226)	(50)	(276)
Long-term debt	(1,392)	-	(1,392)
Interest on long-term debt	-	(79)	(79)
Goodwill	2,454	(22)	2,432
Total purchase price	$2,034	$-	$2,034

All intangible assets acquired, other than goodwill, are subject to amortization over the periods shown in the table below:

	Value	Life in Years

Core developed technology	$319	6.0
Customer relationships	105	5.0
Total intangible assets and weighted average
amortization period	$424	5.7

The unaudited pro forma revenue and net loss of the Company for the periods indicated, as if the Radionet acquisition had occurred as of January 1, 2004 and January 1, 2005, respectively, are shown in the following table.

	For the years ended
	December 31,
	2004	2005

Revenue	$97,331	$112,858
Net loss	$(22,545)	$(16,997)
Net loss per share - basic and diluted	$(0.62)	$(0.44)
Weighted average shares outstanding -
basic and diluted	36,441,932	38,736,939

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

3. TAXATION

The income tax benefit of $246 in the year ended December 31, 2006 and $546 in the year ended December 31, 2005 related to tax credits of $876 accrued in respect of additional research and development expenditure in the U.K. in the period January 1, 2004 to December 31, 2004, offset by tax charges relating to local country income taxes. In exchange for the tax credits the Company surrendered $3,650 of taxable losses in the U.K. equated to $1,095 of deferred tax assets. In the year ended December 31, 2004 the benefit of $1,938 related to $2,094 of tax credits accrued in respect of research and development expenditure in the U.K. over the period January 1, 2002 to December 31, 2004, for which the Company forfeited $8,725 of taxable losses equated to $2,617 of deferred tax asset, offset by tax charges relating to local state and country income and franchise taxes of $156.

The loss before tax was $29,448 for the year ended December 31, 2006 of which $4,045 was attributable to domestic U.S. operations. The loss was $15,623 for the year ended December 31, 2005 of which $1,892 was attributable to domestic U.S. operations. The loss for the year ended December 31, 2004 attributable to domestic operations was $3,925 out of a total loss before tax of $11,913. The Company did not record an income tax benefit for the remainder of the tax losses generated in any of the territories in which it operates because it has experienced operating losses since inception. At December 31, 2006 the Company had the following net operating loss carry-forwards:

	Net Operating Loss
Country	Carryforwards	Expiry Terms
UK	$139,200	Does not expire
US	23,100	Expires in 15 to 20 years
Australia	3,600	Does not expire
Israel	43,100	Does not expire
Finland	11,200	Expires in 4 to 10 years
Other	3,300	Expires in 1 to 5 years

Significant components of the Company’s deferred tax assets are as follows:

	For the years ended December 31,
	2005	2006

Net operating loss carryforwards	$50,388	$61,336
Fixed assets	3,330	4,282
Accruals and reserves	1,801	2,128
Stock compensation	-	727
	55,519	68,473
Valuation allowance	(55,519)	(68,473)
	$-	$-

The following is a reconciliation of income taxes, calculated at the effective U.S. federal income tax rate, to the income tax benefit (provision) included in the accompanying consolidated statements of operation for each of the three years:

	For the years ending December 31,
	2004	2005	2006

Income tax benefit at U.S. rates	$4,051	$5,937	$10,012
Difference between U.S. rate and rates applicable
to subsidiaries in other jurisdictions	(753)	(1,390)	(1,250)
Surrender of taxable losses - UK R&D tax credits	(2,618)	(708)	(386)
Expenditures not deductible for tax purposes	(83)	(242)	(110)
Other	1,427	377	1,386
Valuation allowance on tax benefits	(2,180)	(3,995)	(9,715)
UK R&D tax credits	2,094	567	309
Income tax benefit	$1,938	$546	$246

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

4. PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2005	2006
Plant, machinery and equipment	$16,864	$19,409
Furniture and fixtures	737	869
Leasehold improvements	3,547	3,665
	21,148	23,943
Accumulated depreciation	(15,880)	(18,238)
	$5,268	$5,705

Depreciation expense totaled $1,806, $1,876 and $2,729 for the years ended December 31, 2004, 2005 and 2006, respectively.

5. GOODWILL AND INTANGIBLES

The Company performed its annual impairment review during the fourth quarter of 2005 and 2006. The Company determined that it has only one operating segment and that its reporting unit for the purposes of evaluating goodwill is the entire company. The market capitalization of the Company, which was deemed the best measure of fair value, exceeded the book value as of the review dates and therefore no impairment of goodwill was recorded during the years ended December 31, 2004, 2005 and 2006.

	December 31,
	2005	2006
Goodwill	$10,231	$10,231

							Weighted
	December 31, 2005			December 31, 2006			Average
	Gross		Net	Gross		Net	Amortization
	Carrying	Accumulated	Book	Carrying	Accumulated	Book	Period in
Intangibles	Amount	Amortization	Value	Amount	Amortization	Value	Years

Customer contracts	$1,390	$(595)	$795	$1,390	$(849)	$541	2.12
Patent/developed technology	4,355	(1,285)	3,070	4,355	(2,090)	2,265	2.82
	$5,745	$(1,880)	$3,865	$5,745	$(2,939)	$2,806	2.65

Goodwill from business combinations represents the difference between the fair value of the identified net assets purchased and the purchase price. For each acquisition a detailed review is undertaken by management, which has primary responsibility, to estimate the fair values and remaining economic life for all material intangible assets. In addition to this review, independent experts may be used to estimate the fair value and remaining economic life of intangible assets. During 2006, 2005 and 2004 there were no unamortized intangible assets other than goodwill.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

The estimated amortization expense for intangibles over the next five years is as follows:

For the Years Ending December 31,
2007	$936
2008	928
2009	575
2010	322
Thereafter	45

Amortization of intangible assets amounted to $723, $941 and $1,060 for the years ended December 31, 2004, 2005 and 2006, respectively.

6. SHORT-TERM INVESTMENTS

There were $6,271 of auction rate securities at December 31, 2006.

The following is a summary of held-to-maturity securities:

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

December 31, 2005:
U.S. Government Securities	$5,511	$-	$(17)	$5,494
U.S. Corporate Bonds	509	-	(1)	508
	$6,020	$-	$(18)	$6,002

December 31, 2006:
U.S. Corporate Bonds	3,962	2	-	3,964

The above short-term investments had maturities at December 31, 2006 of more than 90 days and less than one year.

7. INVENTORY

Inventory consists of the following:

	December 31,
	2005	2006

Purchased parts and materials	$9,743	$14,826
Work in progress	1,198	1,329
Finished goods and consumables	16,395	21,413
Inventory provision	(10,486)	(13,944)
	$16,850	$23,624

8. ACCOUNTS RECEIVABLE

Accounts receivable consists of:

	December 31,
	2005	2006

Amounts due within one year	$27,867	$36,552
Allowance for doubtful accounts	(3,519)	(5,489)
	$24,348	$31,063

The Axtel Agreement contains terms and conditions typical for supply and support agreements of this type, including the requirements for Axtel to make certain cash down-payments with orders placed and for lead times for delivery of products. We have agreed to provide technical assistance and support services related to the products used in Axtel’s network, including emergency recovery and remote technical assistance, as well as other services at agreed upon prices. The Axtel Agreement gives Axtel a non-exclusive and perpetual license to use the Proximity software, subject to certain events of default, and a one-year, limited warranty with respect to the delivered products. The Axtel agreements may be terminated by either party in the event of the other party’s failure to cure a breach of any term or condition of the agreement. The Axtel Agreement states that either party may terminate the agreement in the event the other party encounters various forms of financial difficulty, insolvency or bankruptcy and where the other party has materially failed to perform any term under the Agreement that has not been cured within 30 days of notification.

During 2005, Yozan and Airspan concluded two contracts for the supply of WiMAX equipment for a total value of $42.9M. Deliveries of equipment under the supply contracts commenced in the fourth quarter of 2005. In a Memorandum of Understanding (MOU) signed in September, 2006, we agreed with Yozan that the amount of the original supply agreement would be reduced from $42.9 million to approximately $28 million. As of the end of 2006, approximately $22.6 million of equipment had been delivered to Yozan, most of which had been accepted by Yozan. Yozan has made payments totaling $19.3 million for this equipment. The MOU requires delivery of 2,000 MicroMAX-SDR Base Stations and 20,000 subscriber terminals, but the final composition of products to be delivered may change under the agreement. The parties agreed to use reasonable efforts to complete deliveries by the end of 2006, but delays have now extended the delivery schedule into 2007. Scheduling of the remaining deliveries is still under discussion. The remaining commitment at December 31, 2006 under the MOU is approximately 500 base stations. Yozan has the right to terminate our supply agreement if we fail to comply with the terms and conditions of the agreement and such breach is not cured.

Revenue from support services under two agreements covering the equipment delivered under the supply contracts from Yozan has been recognized through the end of 2006 for a total of approximately $1.2 million and under the agreement currently in place additional service revenue of $1.5 million is expected to be recognized in 2007. In addition, Yozan has agreed to provide funding of $7.4 million toward our development of a WiMAX USB CPE device. As of December 31, 2006, we had received $3.5 million in funding from Yozan, which was included in revenue of the fourth quarter of 2006; the balance of $3.9 million is expected to be recognized in revenue during 2007.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

9. OTHER ACCRUED EXPENSES

	December 31,
	2005	2006

Warranty	$410	$985
Restructuring	1,486	1,862
Accrued Israeli severance pay	2,520	2,301
Other	8,697	11,049
	$13,113	$16,197

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

In the fourth quarter of 2002 the decision was made to completely outsource all our manufacturing. As a result the Company recorded a $975 restructuring charge for the closure of its Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $368 was recognized as restructuring in the income statement in the fourth quarter of 2003 as the Company reassessed the ability to sublease the Riverside facility. During the second quarter of 2005, the Company recognized an additional restructuring charge of $1,150 for additional costs expected to be incurred related to certain facility charges in respect of buildings in the U.K. The total amount expected to be incurred as a result of the closure of the Riverside facility is $1,487 as at December 31, 2006. All cash outflows in connection with this restructuring are expected to occur by the end of 2007.

In the third quarter of 2006, the Company commenced a company-wide restructuring program to reduce operating expenses. In 2006, the Company recorded restructuring charges of $2.2 million, to reflect the total cost of this restructuring program. The cost reduction will be accomplished primarily as a result of reduction in worldwide headcount. The restructuring resulted in direct cash outlays in the third and fourth quarters of 2006 and will result in further cash outlays in the first quarter of 2007.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

All charges have or will result in direct cash outlays. The restructuring charges and their utilization are summarized as follows:

	Balance at		Accrued		Balance at
	Beginning	Restructuring	on		End
	of Period	Charge	Acquisition	Utilized	of Period

Year ended December 31, 2006
One-time termination benefits	$-	$2,183	$-	$(1,808)	$375
Contract termination costs	1,436	163	-	(162)	1,437
Other associated costs	50	-	-		50
	$1,486	$2,346	$-	$(1,970)	$1,862

Year ended December 31, 2005
One-time termination benefits	-	-	-	-	-
Contract termination costs	599	1,150	-	(313)	1,436
Other associated costs	61	-	-	(11)	50
	$660	$1,150	$-	$(324)	$1,486

Year ended December 31, 2004
One-time termination benefits	$-	$413	$-	$(413)	$-
Contract termination costs	947	-	-	(348)	599
Other associated costs	592	-	(339)	(192)	61
	$1,539	$413	$(339)	$(953)	$660

 11. COMMITMENTS

The Company had capital commitments of $260 and $188 for the acquisition of property, plant and equipment at December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company had commitments with its main subcontract manufacturers under various purchase orders and forecast arrangements, for a value of $26,225 and $37,256 at December 31, 2006 and 2005, respectively. All capital commitments and commitments with sub contract manufacturers existing at December 31, 2006 are expected to be completed during 2007.

The Company has entered into various operating lease agreements, primarily for office space, warehouse space and vehicles. Rent expense was $1,965 for the year ended December 31, 2004, $1,774 for the year ended December 31, 2005, and $2,121 for the year ended December 31, 2006.

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year as of December 31, 2006 are as follows:

Amounts Due

2007	$2,252
2008	1,757
2009	1,066
2010	347
2011	85

$5,507

The Company had bank guarantees with its landlords and customers totaling $3.1 million at December 31, 2005 and $2.2 million at December 31, 2006. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for guarantees aggregating $2.2, of which $1.0 million is recorded as restricted cash in current assets and $1.2 million is recorded as other non-current assets. In the case of other guarantees aggregating $4.2 million, the Company has issued the guarantees under the line of credit provided by Silicon Valley Bank.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

In addition to the guarantees mentioned above, the Company has issued a guarantee to Tekes, the main public funding organization for research and development in Finland. Tekes made loans to Radionet and this guarantee covers the repayment of the loan principal and interest. These loans total $1,707 (including accrued interest) at December 31, 2006, are recorded in long term debt and are described more fully in Note 17. This guarantee expires only when all loan and interest repayments have been made.

Guarantor Arrangements

In November 2002, FASB issued FIN 45 which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of certain types of guarantees, a liability for the fair value of those guarantees. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002.

The following is a summary of the Company’s agreements in effect as of December 31, 2006 that it has determined are within the scope of FIN 45.

As permitted under Washington law, pursuant to the Company’s certificate of incorporation, by-laws and agreements with all of its current directors, the Company is obligated to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is not capped. In its recent history, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these indemnification obligations is immaterial.

As is customary in the telecommunications equipment industry, the supply agreements that the Company enters into in the ordinary course of its business in connection with the sale and distribution of its products contain indemnification provisions. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for all or a portion of the losses suffered or incurred by the indemnified party, in connection with any patent or any copyright or other intellectual property infringement claim by any third party with respect to its products. The terms of these indemnification obligations vary. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is not capped. In its recent history, the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, it believes the estimated fair value of these obligations is immaterial.

12. GEOGRAPHICAL INFORMATION

As a developer and supplier of broadband wireless equipment and other technologies, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. In 2006, the majority of the Company’s revenue was generated from products manufactured in the United Kingdom, Mexico, Israel and Finland, with additional revenue generated from sales of an original equipment manufacturer’s ("OEM") products.

An analysis of revenue by geographical market is given below:

	Years ended December 31,
	2004	2005	2006

United States	$3,027	$7,722	$9,778
Asia Pacific:
Japan	559	1,409	24,860
Asia Pacific, excluding Japan	7,523	9,980	13,755
Europe	11,191	14,273	23,945
Africa and Middle East	1,859	5,242	4,609
South and Central America and the Caribbean:
Mexico	66,317	62,792	33,597
South and Central America and the Caribbean,
excluding Mexico	4,171	9,548	17,268
	$94,647	$110,966	$127,812

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

Revenues are attributed to countries based on the destination of the equipments and services supplied.

In 2006, the Company received 78% of goods for resale from four suppliers - Racamtech Limited, Flextronics Limited, Solectron International Distribution Inc. and Solectron Scotland Ltd. In 2005, the Company received 73% of goods for resale from Racamtech Limited, Solectron International Distribution Inc. and Solectron Scotland Ltd. In 2004, the Company received 73% of goods for resale from two suppliers, Solectron International Distribution Inc and Solectron Scotland Ltd.

During the year ended December 31, 2006, net loss before income tax was $29,448. The net loss before income taxes that related to operations in the United States was $4,045 and that from foreign operations was $25,403. During the same period the net loss was $38,381, of which a net loss of $25,157 arose from foreign operations.

During the year ended December 31, 2004 the Company had one customer whose revenue accounted for 70% of the year’s total. For the year ended December 31, 2005 the Company had one customer whose revenue was greater than 10% of the year’s total and such customer’s revenue accounted for 56% of the year’s total. For the year ended December 31, 2006 the Company had two customers whose revenue was greater than 10% of the year’s total and such customer revenues accounted for 26% and 19% of the year’s total.

	For the Years ended December 31,
Long lived assets by geographic region	2005	2006

Property, plant and equipment, net:
United States	$181	$190
United Kingdom and Ireland	3,067	3,307
Israel	1,823	2,024
Other	197	184
	$5,268	$5,705

Goodwill and intangible assets, net:
United States	$789	$789
United Kingdom and Ireland	382	254
Mexico	656	437
Israel	9,426	8,788
Finland	2,843	2,769
	$14,096	$13,037

Other non-current assets and long-term receivables:
United Kingdom and Ireland	$-	$1,192
Israel	2,400	2,053
	$2,400	$3,245

Total long-lived assets	$21,764	$21,987

Total assets, net:
United States	$36,977	$19,875
United Kingdom and Ireland	46,044	56,797
Mexico	6,318	2,047
Israel	25,403	24,618
Finland	3,815	4,735
Other	1,895	2,482
	$120,452	$110,554

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

13. STOCK OPTIONS AND COMMON STOCK

At December 31, 2006, we had three stock option plans (the 1998 Plan, the 2001 Plan, and the 2003 Plan), the 2004 Omnibus Equity Compensation Plan, and the 2000 Employee Stock Purchase Plan (“ESPP”). Awards under the 2004 Omnibus Equity Compensation Plan may be made to participants in the form of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Awards, Performance Shares, Other Stock-Based Awards and other forms of equity based compensation as may be provided and are permissible under this Plan and the law. Employee stock options granted under all of the plans generally vest over a four-year period and expire on the tenth anniversary of their issuance. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified performance conditions and/or the passage of time. Awards of restricted stock that vest only by the passage of time will generally fully vest after four years from the date of grant. At December 31, 2006, the Company had reserved a total of 9,351,108 shares of its common stock for issuance under the above plans.

On February 1, 1998, the Board of Directors authorized the establishment of a non-qualified employee stock options plan (“the 1998 Plan”) whereby the Company may grant employees stock options to purchase up to 2,791,667 shares of common stock. Under subsequent amendments to the 1998 Plan the Board of Directors approved an increase in the number of shares of common stock reserved under the 1998 Plan from 2,791,667 to 4,591,667 in May 2000 and from 4,591,667 to 6,091,667 in February 2001. The 1998 Plan provides for the grant to our employees (including officers and employee directors) of “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986 and for the grant of non-statutory stock options to our employees, officers, directors, and consultants.

On February 7, 2001, the Board of Directors authorized the establishment of the 2001 supplemental stock option plan (“the 2001 Plan”). This is a non-qualified employee stock options plan whereby the Company may grant employees stock options to purchase up to 901,465 shares of common stock. Option grants under the 2001 Plan are limited to non-officer employees and consultants.

On September 1, 2003, the Board of Directors authorized the establishment of the 2003 supplemental stock option plan (“the 2003 Plan”). This is a non-qualified employee stock options plan whereby the Company may grant stock options to purchase up to 241,500 shares of common stock. Option grants under the 2003 Plan are limited to non-officer employees, new hires and consultants.

On January 30, 2004 the Board of Directors authorized the establishment of the 2004 Omnibus Equity Compensation Plan (“the 2004 Plan”). The 2004 plan is designed for the benefit of the directors, executives and key employees of the Company (i) to attract and retain for the Company personnel of exceptional ability; (ii) to motivate such personnel through added incentives to make a maximum contribution to greater profitability; (iii) to develop and maintain a highly competent management team; and (iv) to be competitive with other companies with respect to executive compensation. Awards under the 2004 plan may be made to Participants in the form of (i) Incentive Stock Options; (ii) Nonqualified Stock Options; (iii) Stock Appreciation Rights; (iv) Restricted Stock; (v) Deferred Stock; (vi) Stock Awards; (vii) Performance Shares; (viii) Other Stock-Based Awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the 2004 Plan and the law. The number of shares reserved under this plan is 5,000,000.

Under the 1998, 2001, 2003 and 2004 Plans, the Compensation Committee of the Board of Directors is authorized to establish the terms of stock options. Under the 1998 Plan, the exercise price of all incentive stock options must be at least equal to the fair market value of our common stock on the date of the grant and the exercise price of all non-statutory options may be equal to, more than, or less than 100% of the fair market value of our common stock on the date of the grant. Under the 2001, 2003 and 2004 Plans, the exercise price of each option may be equal to, more than, or less than 100% of fair market value of our common stock on the date of the grant. Employee stock options granted under all the plans generally vest over a four-year period and expire on the tenth anniversary of their issuance. The total number of options granted to employees under the Plans was 616,450 in 2004, 1,108,500 in 2005 and 1,232,246 in 2006.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

Under the Plans described above, the Company also granted non-qualified common stock options to directors under various discrete option agreements. The number of non-qualified options granted to directors was 125,000, 120,000 and 150,000 in 2004, 2005 and 2006, respectively.

The Company has a full recourse note receivable from a director relating to the exercise of stock options in the amount of $87 outstanding at December 31, 2005 and 2006. Such options may be exercised for the issuance of restricted stock to the extent such options are not vested. Restrictions on such stock would lapse over the same four-year vesting schedule as the underlying option. In the event of termination, the Company has a repurchase right determined at the original exercise price.

At December 31, 2006 the Company had reserved 2,294,254 of its Common Stock for purchase upon exercise of options to be granted in the future.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

The following table sets forth the activity for all common stock options:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2004	5,490,947	$2.74
Granted	741,450	5.03
Forfeited	(119,315)	3.43
Exercised	(1,118,462)	1.40
Outstanding, December 31, 2004	4,994,620	$3.37
Granted	1,228,500	4.77
Forfeited	(48,051)	3.47
Exercised	(883,390)	1.51
Outstanding, December 31, 2005	5,291,679	$4.00
Granted	1,181,650	3.98
Forfeited	(450,016)	5.30
Exercised	(453,304)	1.45
Outstanding, December 31, 2006	5,570,009	$4.10
Exercisable, December 31, 2006	3,527,002	$3.93

The following table sets forth stock options outstanding at December 31, 2006:

	Outstanding Options			Options Exercisable
		Weighted	Remaining		Weighted
	Number of	Average	Contractual	Number of	Average
	Outstanding	Exercise	Life in	Exercisable	Exercise
Exercise Price Ranges	Options	Price	Years	Options	Price

$0.30 - 1.04	604,474	$0.54	4.34	604,345	$0.54
1.09 - 1.95	565,475	1.86	3.13	365,475	1.85
2.00 - 2.80	625,296	2.35	8.28	218,895	2.24
2.81 - 3.60	573,953	3.02	2.20	483,883	3.02
3.84 - 4.38	1,040,157	4.28	5.40	832,026	4.32
4.55 - 5.08	796,775	5.00	7.19	394,630	5.02
5.14 - 6.00	677,864	5.86	5.36	364,790	5.85
6.01 - 7.50	484,350	6.30	7.46	61,292	7.26
9.60 - 9.60	48,332	9.60	2.83	48,333	9.60
15.00 - 15.00	153,333	15.00	3.12	153,333	15.00

	5,570,009	4.10	5.39	3,527,002	3.93

 As of December 31, 2006, the weighted average remaining contractual life of options exercisable was 4.52 years and their aggregate intrinsic value was $3,234. The total intrinsic value of options exercised during 2006 was $1,443. Cash received from stock option exercises for the year ended December 31, 2006 was $657. Because we maintained a full valuation allowance on our U.S. deferred tax assets, we did not recognize any tax benefit related to stock based compensation expense for the year ended December 31, 2006.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

The Company also issued 100,000 and 50,596 shares of restricted stock to employees in 2005 and 2006, respectively. The restriction on this stock is lifted primarily on the basis of 25% after 18 months from grant, 25% after 30 months from grant, and 50% after 48 months from grant. A total expense of $148 and $106 was recorded related to these shares for the years ended December 31, 2005 and 2006, respectively. The summary of the changes in restricted stock outstanding during the year ended December 31, 2006 is presented below:

		Weighted-
	Number of	Average Grant
	Shares	Date Fair Value

Nonvested balance at beginning of period	100,000	4.12
Granted	50,596	5.23
Forfeited	(20,312)	4.85
Vested	(24,692)	4.12

Nonvested balance at end of period	105,592	4.51

As of December 31, 2006, there was $4,295 of unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 2.52 years. Also, as of December 31, 2006, there was $310 of unrecognized compensation expense related to restricted stock awards that will be recognized over the weighted average period of 2.56 years. A total of 105,592 nonvested restricted shares are scheduled to vest based on passage of time.

In 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“ESPP”), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. On January 30, 2004 the Board of Directors authorized an increase to 3,000,000 shares from 1,000,000 shares of common stock reserved for issuance under the ESPP. On August 1, 2004, the Company issued 211,754 shares at $1.76 per share to employees participating in the ESPP. On August 1, 2005, the Company issued 130,630 shares at $3.715 per share to employees participating in the ESPP. On August 1, 2006, the Company issued 208,102 shares at $1.598 per share to employees participating in the ESPP. As of December 31, 2006, there were 1,486,845 shares of common stock reserved for issuance under the ESPP. Further offerings shall commence on each subsequent August 1 and shall last for a period of one year, and the final offering under this Plan shall commence on August 1, 2008 and terminate on July 31, 2009.

The following table summarizes the total number of shares of common stock that were reserved for issuance as of December 31, 2006:

Number
of
Plans	Shares

2000 Employee Stock Purchase Plan	1,486,845
1998, 2001, 2003, and 2004 Stock Options Plans -
Options to be granted	2,294,254
Options outstanding	5,570,009

Total	9,351,108

 On November 9, 2004, the Company sold 834,560 shares of its common stock in accordance with a prospectus it filed with the SEC on October 12, 2004. Net proceeds to the Company were $5.30 per share, or $4.4 million in total. The shares were being held as treasury stock, having originally been acquired under a share buy back program implemented by the Company in 2002. Using Oppenheimer & Co. Inc, whom the Company had engaged to serve as its exclusive solicitation agent for the sale, the Company sold the shares through a series of block trades to a group of institutional investors.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

14. NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Net loss attributable to common stockholders per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Years Ended December 31,
	2004	2005	2006
Numerator:
Net loss	$(9,975)	$(15,077)	$(29,202)

Deemed dividend associated with beneficial converson of preferred stock	(10,439)	-	(9,179)

Net loss attributable to common stockholders	$(20,414)	$(15,077)	$(38,381)

Denominator - basic and diluted:
Weighted average common shares outstanding	36,441,932	37,736,939	40,026,411

Net loss attributable to common stockholders per share - basic and diluted	$(0.56)	$(0.39)	$(0.96)

There were, (i) 4,994,620 stock options outstanding at December 31, 2004, 5,291,679 options outstanding at December 31, 2005 and 5,570,009 stock options outstanding at December 31, 2006 that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method for stock options. The convertible preferred stock referred to in Note 15 was also excluded from the computation of diluted net loss per share as its effect was antidilutive. 100,000 and 105,592 nonvested shares of restricted stock were excluded from the computation of diluted net loss per share at December 31, 2005 and December 31, 2006, respectively, as their effect was antidilutive.

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

The transactions contemplated by the Series B Purchase Agreement were approved of by the holders of a majority of the Company’s Common Stock that voted at the Special Meeting of the Company’s shareholders (excluding shares held by Oak and its affiliates) in September 2006.

Pursuant to the Series B Purchase Agreement, the holders of the Series B Preferred Stock agreed to a lockup with respect to 125,172 of the Shares (and the underlying common stock). The lockup with respect to approximately 33,333.3 of the Shares (initially convertible into approximately 3,333,333 shares of the Company’s Common Stock) expires on each of the ninth month, the twelfth month and the fifteenth month after the Closing Date. The lock up with respect to 25,172 of the Shares (initially convertible into 2,517,200 shares of Common Stock) expired on December 31, 2006. The remainder of the Shares will not be subject to a lockup.

The lockup arrangements may expire earlier than indicated above (i) if any representation or warranty made by the Company in connection with the Series B Purchase Agreement is materially untrue and such breach has or will result in at least a 20% decline in the value of the Purchaser’s investment in the Company, or (ii) upon an event of Liquidation (as defined below).

The Company has agreed, upon certain terms and conditions, to register the resale of the shares of Common Stock underlying the Series B Preferred Stock with the SEC. If a registration statement with respect to the resale of such shares has not been declared effective by the SEC prior to the 9-month anniversary of the closing of the Series B Purchase Agreement or if declared effective, ceases to be effective as to the shares at any time thereafter for longer than 30 days at any one time or 60 days during any one year, the Company may be required to pay certain liquidated damages to the Purchaser not to exceed $30 million. On February 15, 2007, a registration statement with respect to the sale of the shares was declared effective by the SEC. We believe that the liquidated damages are a contingent liability. However, since such liability is not perceived to be probable at this time, we have made no expense accrual for it.

In the third quarter 2006, the Company recognized a non cash charge of $9.2 million for a deemed dividend to preferred stockholders and other related costs associated with the issuance of Shares. $8.3 million of this charge was related to the shares of Series B Preferred Stock issued to Oak in exchange of its Series A Preferred Stock and $0.9 million of this charge was related to the shares of Series B Preferred Stock issued in respect of Oak’s cash investment. $8.3 million of the charge was calculated by multiplying the closing price of the Company’s common stock on the NASDAQ on September 25, 2006, the date of the closing of the Private Placement ($2.99), by 2,769,000, the number of additional common shares that were issuable upon conversion of the 100,690 shares issued to Oak in exchange for the 73,000 shares of Series A Preferred Stock.

In addition, the issuance of the 100,000 shares of Series B Preferred Stock in respect of Oak’s cash investment with a conversion price of $2.90 compared to the closing price of $2.99 represents a beneficial conversion and resulted in an additional deemed dividend of $0.9 million on the 10,000,000 common shares that are potentially issuable. Total deemed dividend is $9,179.

Holders of the Series B Preferred Stock may convert the stock into shares of the Company’s Common Stock at any time at the rate of 100 shares of Common Stock for each share of Series B Preferred Stock (the “Conversion Rate”). After 24 months, the Series B Preferred Stock will automatically convert into shares of the Company’s Common Stock at the Conversion Rate if the Common Stock trades above $9.00 per share for 30 consecutive days. The Conversion Rate will be adjusted upon the occurrence of any of the following events: (i) the Company’s payment of Common Stock dividends or distributions, (ii) Common Stock splits, subdivisions or combinations and (iii) reclassification, reorganization, change or conversion of the Common Stock.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

The Conversion Rate will also be subject to anti-dilution adjustments pursuant to a broad-based weighted average formula for certain issuances of equity securities by the Company below $2.90. The Conversion Rate will not adjust due to issuances in connection with merger and acquisition activity, if any, the payment of dividends or certain fees to the holders of Series B Preferred Stock, or the issuance of up to 5 million of securities as part of the Company’s existing equity compensation plans.

Each share of Series B Preferred Stock will initially be entitled to 81 votes on all matters submitted to a vote of the holders of the Company’s Common Stock. This voting rate will adjust upon (i) the Company’s payment of Common Stock dividends and distributions, (ii) Common Stock splits, subdivisions or combinations, and (iii) reclassification, reorganization, change or conversion of the Common Stock. The voting rate will not adjust due to the issuance of equity securities by the Company below $2.90 per share.

As long as Oak is a majority holder of the Series B Preferred Stock and the beneficial holder of at least 15% of the Company’s common stock, the Purchaser will be entitled to elect one member to the Company’s Board of Directors.

Holders of the Series B Preferred Stock are entitled to participate in dividends declared with respect to the Common Stock as if the Series B Preferred Stock was converted into the Common Stock.

The Company has the right, after 5 years, to buy back the Series B Preferred Stock, in whole or in 15% increments, at a price of $362.50 per share of Series B Preferred Stock. The Company may exercise its redemption right up to five (5) separate times.

The Articles of Amendment do not provide any restriction on the repurchase or redemption of shares of the Company’s capital stock by the Company while there is any arrearage in the payment of dividends or sinking fund installments.

The Series B Preferred Stock is identified as ranking senior and prior to the Common Stock and all other classes or series of capital stock with respect to payments upon liquidation. Upon any Liquidation, holders are entitled to receive prior and in preference to any distribution to holders of the Company's Common Stock, the greater of (i) $2.90 per share of Series B Preferred Stock (the “Original Issue Price”) plus all accumulated or accrued and unpaid dividends thereon or (ii) the amount they would receive in such transaction if they converted the Series B Preferred Stock into Common Stock.

The Original Issue Price will be appropriately adjusted for any combinations, divisions, or similar recapitalizations with respect to the Series B Preferred Stock.

So long as the Series B Preferred Stock is outstanding, pursuant to the Articles of Amendment, the Company has agreed to refrain from taking certain actions without the approval of the Company’s holders of a majority of the then outstanding Series B Preferred Stock voting separately as a class (the “Series B Vote”). The Company has agreed, with certain exceptions, to refrain from (either directly or indirectly by merger, consolidation or reclassification):

•
amending the Articles of Incorporation, Bylaws or other governing documents so as to increase the number of authorized shares of the Company’s Preferred Stock. The above consent right does not apply to the Company’s unilateral amendment of the Articles of Incorporation to authorize additional shares of Series B Preferred Stock solely for the purpose of issuing such shares in satisfaction of the payment of Non-Registration Fees.

•
adversely changing the rights, preferences or privileges of the Series B Preferred Stock or any holder thereof. The above consent right does not apply to the Company’s authorization or issuance of additional shares of Common Stock or the creation of any series of preferred stock (or issuance of shares under any such series) that is junior in dividends, liquidation preference, redemption, conversion and payment rights and otherwise to the Series B Preferred Stock. The above consent right also does not apply to the authorization, designation or issuance of to authorize additional shares of Series B Preferred Stock solely for the purpose of issuing such shares in satisfaction of the payment of Non-Registration Fees.

•
issuing any equity security that is senior to or pari passu with the Series B Preferred Stock with respect to voting rights, dividends, liquidation preference or conversion right. Notwithstanding the foregoing consent right, the Company may, without obtaining the Series B Vote, authorize and issue Common Stock or any series of preferred stock with equal voting rights and dividend rights to the Series B Preferred Stock as long as such Common Stock and/or preferred stock is junior in liquidation preference to the Series B Preferred Stock. The Company may also, without obtaining the Series B Vote, issue additional shares of Series B Preferred Stock solely for the purpose of issuing such shares in satisfaction of the payment of Non-Registration Fees.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

•	authorizing, offering, selling or issuing any shares of Series A Preferred Stock.

•
creating any new debt instrument or bank line or increasing any existing debt obligation or bank line, excluding trade payables and capital lease lines, if thereafter the Company’s aggregate indebtedness pursuant to such instruments, lines or arrangements entered into after the Closing exceeds $10,000,000 in the aggregate; and

•
declaring or paying any dividends or other distributions with respect to any capital stock of the Corporation, other than dividends on Common Stock paid in Common Stock with respect to any capital stock of the Corporation and certain purchases or redemptions of securities by the Company.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

16. RELATED PARTY TRANSACTIONS

On April 27, 1999, Mr. Stonestrom, the Company’s President and Chief Executive Officer, incurred $130 of indebtedness to the Company in connection with the purchase of 500,000 shares of the Company’s common stock. During the year 2004, Mr Stonestrom repaid $43 leaving indebtedness at December 31, 2006 of $87. No interest is due on the debt.

17. LONG-TERM DEBT

Long-term debt consists of:

	December 31,
	2005	2006

Finnish Funding Agency for Technology and Innovation ("Tekes")	$1,445	$1,707
Less current portion	(96)	-
Less accrued interest on long-term debt	(53)	(153)
	$1,296	$1,554

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

Long term debt maturities at December 31, 2006 are as follows:

2007	$-
2008	406
2009	563
2010	547
2011	38
$1,554

18. REVOLVING LINE OF CREDIT

On August 1, 2006, we entered into the Loan and Security Agreement with Silicon Valley Bank ("SVB"), with respect to a revolving credit line. For the two year term of the credit line, we may, subject to certain adjustments, borrow up to the lesser of (i) $10,000,000 and (ii) 80% of eligible accounts receivable. A certain portion of the credit available to us under the credit facility may also be utilized to issue letters of credit through, or enter into foreign exchange contracts with, SVB. We have issued $4.2 million of letters of credit under the facility, which were still outstanding at December 31, 2006. We also borrowed $2.5 million in the third quarter, all of which was repaid by December 31, 2006.

To secure our obligations under the Loan and Security Agreement, we have granted SVB a security interest in all of our assets and have established lockbox account for the collection of our receivables at a financial institution affiliated with SVB.

Advances under the Loan and Security Agreement bear interest at SVB's prime rate plus a percentage ranging from 0.25% to 1.5%, depending on certain financial and collateral tests. We have also paid or agreed to pay SVB (i) a one-time commitment fee of $90,000; (ii) an unused facility fee in the amount of 0.375% per year; (iii) 1% per year on the face amount of any issued letter of credit; and (iv) an early termination fee of 1% or 0.5% of the principal amount of the credit line if the facility is terminated by us within the first or second year, respectively. SVB has retained the right, upon limited notice, to make reasonable adjustments to the definition of eligible receivables. SVB has also reserved its right to modify the rate (the "Advance Rate") at which advances are made against eligible receivables if the Bank determines, after an audit, that there are events, contingencies or risks that adversely affect our assets.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS - (Continued)
(in thousands, except for share and per share data)

Pursuant to the Loan and Security Agreement, we must maintain a certain tangible net worth and liquidity coverage. Our tangible net worth (which is a measure of total assets minus total liabilities minus any amounts attributable to goodwill, intangible items and obligations owing to us from its officers and other affiliates) must be at least the sum of $27,000,000 plus 50% of quarterly net income, plus 50% of proceeds of any sale of stock by us, plus 50% of any subordinated debt incurred by us. We must also maintain a liquidity coverage ratio that ranges from month to month between 1.5:1 to 1.75:1. The liquidity coverage ratio is the ratio of (A) the sum of unrestricted cash and cash equivalents maintained at SVB, plus 50% of unrestricted cash and cash equivalents in the United Kingdom over which SVB has a fixed or floating charge, plus 80% of eligible accounts, minus the funded debt (which is the debt that the Company owes to SVB and certain other creditors) to (B) the funded debt.

The Loan and Security Agreement provides that, with the exception of certain permitted indebtedness and liens, we may not incur additional indebtedness or liens. Permitted indebtedness is defined to include unsecured trade debt and currency hedges incurred in the ordinary course of business, subordinated debt incurred on terms acceptable to SVB, and capitalized lease and purchase money indebtedness not exceeding $1,000,000 in any fiscal year. Permitted Liens are defined to include, among other things, certain liens for taxes or assessments, purchase money liens on property not exceeding $1,000,000, non-exclusive licenses of intellectual property incurred in the ordinary course of business, and certain liens incurred in the ordinary course of business. The Loan and Security Agreement further provides that we may not convey, sell, transfer or otherwise dispose of property except for inventory in the ordinary course of business and other similar dispositions. In addition, the Loan and Security Agreement limits our right to enter into a merger or acquisition, or make investments in other entities.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table represents the Company’s consolidated results for each of the most recent eight quarters up to and including the quarter ending December 31, 2006. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements. In the opinion of management, all necessary material adjustments have been included to present fairly the unaudited quarterly results when read in conjunction with the Company’s audited financial statements and related notes.

	Quarter Ended
	Apr. 3,	Jul. 3,	Oct. 2,	Dec. 31,	Apr. 2,	Jul. 2,	Oct. 1,	Dec. 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	($ in thousands, except per share data)

Consolidated statements of operations data:
Revenue	$22,218	$20,309	$30,545	$37,894	$23,800	$45,435	$27,303	$31,274
Cost of revenue (1)	15,362	14,887	21,462	27,756	17,362	36,710	20,047	20,829
Gross profit	6,856	5,422	9,083	10,138	6,438	8,725	7,256	10,445
Operating expenses:
Research and development	4,598	5,062	5,398	6,099	6,110	6,675	6,065	5,947
Sales and marketing	2,572	2,675	2,858	3,359	4,505	5,026	4,051	3,621
Bad debt reserve	316	179	307	313	536	715	297	709
General and administrative	2,827	2,996	3,223	3,636	3,762	4,320	4,072	3,885
Amortization of intangibles	128	128	337	349	275	275	276	234
Restructuring provision	-	1,150	-	-	-	-	1,528	655
Total operating expenses	10,441	12,190	12,123	13,756	15,188	17,011	16,289	15,051
Loss from operations	(3,585)	(6,768)	(3,040)	(3,618)	(8,750)	(8,286)	(9,033)	(4,606)
Other income/(expense):
Interest expense	-	-	-	(9)	(12)	(72)	(78)	(200)
Interest and other income	676	47	345	329	191	689	5	704
Loss before income taxes	(2,909)	(6,721)	(2,695)	(3,298)	(8,571)	(7,669)	(9,106)	(4,102)
Income tax (charge)/credit	-	(5)	567	(16)	284	(5)	(17)	(16)
Net loss	(2,909)	(6,726)	(2,128)	(3,314)	(8,287)	(7,674)	(9,123)	(4,118)
Deemed dividend associated with
beneficial conversion of preferred stock	-	-	-	-	-	-	(9,179)	-
Net loss attributable to common stockholders	$(2,909)	$(6,726)	$(2,128)	$(3,314)	$(8,287)	$(7,674)	$(18,302)	$(4,118)
Net loss attributable to common
stockholders per share - basic and diluted	$-0.08	$-0.17	$-0.05	$-0.08	$-0.21	$-0.19	$-0.46	$-0.10

Financial Statement Schedules

	Schedule II

	Airspan Networks Inc.
	Valuation and Qualifying Accounts

		Additions		Deductions
	Balance at	Charged	Written		Charge	Balance
	beginning	to	back to	Credit to	against	at end of
	of period	expense	provision	expense	provision	period
	(in thousands of U.S. dollars)
Allowance for doubtful debts:
Year ended December 31, 2006	$3,519	$2,917	$63	$(660)	$(350)	$5,489
Year ended December 31, 2005	2,814	1,462	223	(347)	(633)	3,519
Year ended December 31, 2004	5,207	985	-	(436)	(2,942)	2,814

Allowance for deferred tax assets:
Year ended December 31, 2006	$55,519	$8,762	$4,379	$(110)	$(77)	$68,473
Year ended December 31, 2005	48,769	4,546	2,755	(410)	(141)	55,519
Year ended December 31, 2004	46,589	3,775	-	(1,071)	(524)	48,769

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation of Airspan (1)

3.2	Articles of Amendment to the Articles of Incorporation of Airspan (2)

3.3	Articles of Amendment to the Articles of Incorporation of Airspan (3)

3.4	Amended and Restated Bylaws of Airspan *

4.1	Form of Airspan's common stock certificate (4)

4.2	Preferred Stock Purchase Agreement, dated July 28, 2006, among Airspan and Oak Investment Partners XI, Limited Partnership, including exhibits thereto (5)

10.1	1998 Stock Option and Restricted Stock Plan (6)

10.2	Amended and Restated 2000 Employee Stock Purchase Plan (1)

10.3	Omnibus Equity Compensation Plan (1)

10.3	2001 Supplemental Stock Option Plan (7)

10.4	2003 Supplemental Stock Option Plan (8)

10.5	Written Summary of Airspan's Non-Employee Director Compensation Plan (9)

10.6	Airspan Code of Business Conduct (10)

10.7	Employment Agreement with Eric Stonestrom (11), (12)

10.8	Employment Agreement with Jonathan Paget (11), (12)

10.9	Employment Agreement with Peter Aronstam, as amended (7), (11), (13)

10.10	Employment Agreement with Henrik Smith-Petersen (11), (13)

10.11	Employment Agreement between Airspan and Alastair Westgarth (11), (14)

10.12	Employment Agreement with Arthur Levine (10) (11)

10.13	Employment and Relocation Agreement with David Brant (11) *
10.14	Technical Assistance Support Services Agreement for FWA Equipment, dated as of February 14, 2003, by and between Nortel Networks U.K. Limited and Axtel, S.A. de C.V. (15)**

10.15	Preferred Stock Purchase Agreement, dated as of September 10, 2004 among Airspan and Oak Investment Partners XI, Limited Partnership (16)

10.16	Amendment No. 1 to Preferred Stock Purchase Agreement (17)

10.17	Purchase and License Agreement, dated as of December 28, 2004, by and among Airspan Communications Limited and Axtel, S.A. de C.V. (18)**

10.18	Amendment Agreement No. 3 to FWA TASS dated as of December 28, 2004 between Airspan Communications Limited and Axtel, S.A. de C.V. (19)**

10.19	Purchase Contract, dated April 14, 2005, by and between Yozan Incorporated ("Yozan") and Airspan Communications Limited ("Airspan Ltd.") (10), (20)

10.20	Supplement to Purchase Contract, dated August 15, 2005, by and between Yozan and Airspan Ltd. (10), (20)

10.21	2nd Purchase Contract, dated September 13, 2005, by and between Yozan and Airspan Ltd. (10), (20)

10.22	Amendment of 1st and 2nd Purchase Contracts, dated October 6, 2005, by and between Yozan and Airspan Ltd. (10), (20)

10.23	Amendment of 2nd Purchase Contracts, dated February 25, 2006, by and between Yozan and Airspan Ltd. (10), (20)

10.24	Memorandum of Understandings, dated February 25, 2006, by and between Yozan and Airspan Ltd. (10), (20)

10.25	Memorandum of Understandings, dated June 23, 2006, by and between Yozan and Airspan Ltd. (21), (22)

10.26	Loan and Security Agreement, dated as of August 1, 2006, by and among, Silicon Valley Bank, Airspan Networks Inc., and Airspan Communications Limited, including exhibits thereto (23)

10.27	Memorandum of Understandings, dated September 8, 2006, by and between Yozan and Airspan Ltd. (24) (25)

21	Subsidiaries of registrant*

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm *

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

*	Filed herewith

**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission

***	Furnished herewith

1	Incorporated by reference to Airspan's Form 10-Q for the quarter ended April 4, 2004
2	Incorporated by reference to Airspan's report on Form 8-K filed on September 15, 2004
3	Incorporated by reference to Airspan's report on Form 8-K filed on September 26, 2006
4	Incorporated by reference to Airspan's Registration Statement on Form S-1 (333-34514) filed April 11, 2000
5	Incorporated by reference to Airspan's report on Form 8-K filed on August 1, 2006
6	Incorporated by reference to Airspan's Registration Statement on Form S-1/A (333-34514) filed May 26, 2000
7	Incorporated by reference to Airspan's Form 10-K for the year ended December 31, 2000
8	Incorporated by reference to Airspan's Form 10-K for the year ended December 31, 2003
9	Incorporated by reference to Airspan's report on Form 8-K filed on July 31, 2006
10	Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2005
11	Management Agreement or Compensatory Plan or Arrangement
12	Incorporated by reference to Airspan's Registration Statement on Form S-1/A (333-34514) filed June 22, 2000
13	Incorporated by reference to Airspan's Form 10-K for the year ended December 31, 2002
14	Incorporated by reference to Airspan's Form 10-Q for the quarter ended July 2, 2006
15	Incorporated by reference by Airspan's report on Form 8-K/A filed on July 6, 2004
16	Incorporated by reference to Airspan's report on Form 8-K filed on September 13, 2004
17	Incorporated by reference to Airspan's report on Form 8-K filed on September 27, 2004
18	Incorporated by reference to Airspan's report on Form 8-K filed on June 9, 2005
19	Incorporated by reference to Airspan's Form 10-K for the year ended December 31, 2004
20	Portions of this document have been omitted and were filed separately with the SEC on March 30, 2006 pursuant to a request for confidential treatment, which was granted

21	Portions of this document have been omitted and were filed separately with the SEC on June 29, 2006 pursuant to a request for confidential treatment, which was granted
22	Incorporated by reference to Airspan's report on Form 8-K filed on June 29, 2006
23	Incorporated by reference to Airspan's report on Form 8-K filed on August 7, 2006
24	Portions of this document have been omitted and were filed separately with the SEC on September 21, 2006 pursuant to a request for confidential treatment, which was granted
25	Incorporated by reference to Airspan's report on Form 8-K filed on September 21, 2006