Form 10-Q
period 2007-04-01
AIRSPAN NETWORKS INC
filed 2007-05-10
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

Non-accelerated filer ☐  Large accelerated filer ☐  Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2007
Common Stock, $.0003 par value per share	40,778,651 shares

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,	April 1,
	2006	2007
	(audited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,890	$19,032
Restricted cash	1,111	500
Short-term investments	10,233	9,357
Accounts receivable, less allowance for doubtful accounts of
$5,489 at December 31, 2006 and $6,013 at April 1, 2007	31,063	24,368
Unbilled accounts receivable	711	801
Inventory	23,624	23,044
Prepaid expenses and other current assets	5,935	5,252
Total current assets	88,567	82,354
Property, plant and equipment, net	5,705	5,628
Goodwill	10,231	10,231
Intangible assets, net	2,806	2,572
Other non-current assets	3,245	3,126
Total assets	$110,554	$103,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,940	$11,946
Accrued taxes	687	728
Deferred revenue	6,656	1,864
Customer advances	1,665	4,236
Other accrued expenses	16,197	16,203
Short-term debt	-	3,000
Total current liabilities	41,145	37,977
Long-term debt	1,554	1,611
Accrued interest on long-term debt	153	147
Total liabilities	42,852	39,735

Commitments (Note 11)

Stockholders' equity
Preferred stock, $0.0001 par value; 250,000 shares authorized at
December 31, 2006 and April 1, 2007; 200,690 shares issued at
December 31, 2006 and April 1, 2007
Common stock, $0.0003 par value; 100,000,000 shares authorized at December 31, 2006 and 2006; 40,380,910 and 40,762,820 issued at
December 31, 2006 and April 1, 2007, respectively	12	12
Note receivable - stockholder	(87)	(87)
Additional paid-in capital	308,768	310,370
Accumulated deficit	(240,991)	(246,119)
Total stockholders' equity	67,702	64,176
Total liabilities and stockholders' equity	$110,554	$103,911

The accompanying notes are an integral part of these financial statements.

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Quarter ended	Quarter ended
	April 2, 2006	April 1, 2007
	(unaudited)	(unaudited)

Revenue	$23,800	$26,660
Cost of revenue	(17,362)	(18,409)
Gross profit	6,438	8,251
Operating expenses:
Research and development	6,110	5,606
Sales and marketing	4,505	3,362
Bad debt	536	232
General and administrative	3,762	4,192
Amortization of intangibles	275	234
Restructuring	-	40
Total operating expenses	15,188	13,666
Loss from operations	(8,750)	(5,415)
Interest expense	(12)	(23)
Interest and other income	191	349
Loss before income taxes	(8,571)	(5,089)
Income tax credits (charge)	284	(39)
Net loss	(8,287)	(5,128)

Net loss per share - basic and diluted	$(0.21)	$(0.13)
Weighted average shares outstanding - basic and diluted	39,733,291	40,528,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year to date	Year to date
	April 2, 2006	April 1, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(8,287)	$(5,128)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	622	915
Accrued interest on long-term debt	-	51
Non-cash stock compensation	623	605
Changes in operating assets and liabilities:
Decrease in receivables	4,437	6,605
Decrease/(increase) in inventories	(5,679)	580
Decrease/(increase) in other current assets	(4,540)	683
Decrease in accounts payables	(6,320)	(3,994)
Increase/(decrease) in deferred revenue	4,094	(4,792)
Increase in customer advances	1,702	2,571
Decrease in other accrued expenses	(572)	47
Decrease/(increase) in other operating assets	(3,847)	738
Net cash used in operating activities	(17,767)	(1,119)

Cash flows from investing activities
Purchase of property, plant and equipment	(691)	(602)
Purchase of investment securities	(17,871)	(4,399)
Proceeds from sale of investment securities	6,893	5,274
Net cash provided by (used in) investing activities	(11,669)	273

Cash flows from financing activities
Borrowings under line of credit	-	3,000
Proceeds from the exercise of stock options	77	988
Net cash provided by financing activities	77	3,988
Increase/(decrease) in cash and cash equivalents	(29,359)	3,142
Cash and cash equivalents, beginning of period	44,140	15,890
Cash and cash equivalents, end of period	$14,781	$19,032

The accompanying notes are an integral part of these condensed consolidated financial statements

Airspan Networks Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date included in our Form 10-K for the year ended December 31, 2006 but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

All notes to the condensed consolidated financial statements are shown in thousands, except for share and per share data.

CONTINGENCIES

Warranty

We provide a limited warranty for periods, usually ranging from twelve to twenty-four months, to all purchasers of our new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and other relevant factors, including “back to back” warranty coverage provided by our contract manufacturers. Management believes that the amounts provided for are sufficient for all future warranty costs on equipment sold through April 1, 2007 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in our product warranty liabilities was as follows for the three months ended April 1, 2007.

	Balance at beginning of period	Accrual for warranties issued during the period	Changes in accruals related to pre-existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period
Three months ended April 1, 2007
Product warranty liability	$985	$134	$(74)	$(51)	$994

Other guarantees

We had delivered to landlords and customers bank guarantees aggregating $2,330 at April 1, 2007 and $6,434 at December 31, 2006. The foregoing figures represent the maximum potential amount of future payments the Company could be required to make under these guarantees. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for $1,315 of the guarantees. Where the cash has been pledged for guarantees that expire in less than one year, we have classified these pledges as Restricted cash ($121 in aggregate). Where the guarantees have maturities greater than one year, the cash pledged as collateral has been classified as Other non-current assets ($1,194). A total of $1,015 in guarantees have been issued under the line of credit provided by Silicon Valley Bank, which does not require any related pledge of cash collateral.

For further discussion regarding our restricted cash balance, see “Management’s Discussion & Analysis - Liquidity and Capital Resources. We have not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote. These guarantees will all expire before the end of 2010.

In addition to the guarantees mentioned above, the Company has issued a guarantee to Tekes, the main public funding organization for research and development in Finland, for the repayment of loans taken out by its fully consolidated subsidiary, Airspan Networks (Finland) OY. These loans total $1,758 at April 1, 2007, which includes $147 of accrued interest, and are recorded in long-term debt. This guarantee expires only when Radionet has fulfilled all its obligations to Tekes.

Legal claims

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants Airspan, and Eric D. Stonestrom (our President and Chief Executive Officer), Joseph J. Caffarelli (our former Senior Vice President and Chief Financial Officer), Matthew Desch (our Chairman) and Jonathan Paget (our former Executive Vice President and Chief Operating Officer) (the "Individual Defendants") together with certain underwriters of our July 2000 initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, Plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The action seeks damages in an unspecified amount.

This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the Plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but allowed the Section 11 claim to proceed. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the "focus cases"). In her Opinion, Judge Scheindlin noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Judge Scheindlin determined that the class period for Section 11 claims is the period between the IPO and the date that unregistered shares entered the market. Judge Scheindlin also ruled that a proper class representative of a Section 11 class must (1) have purchased shares during the appropriate class period; and (2) have either sold the shares at a price below the offering price or held the shares until the time of suit. In two of the six cases, the class representatives did not meet the above criteria and therefore, the Section 11 cases were not certified. The Underwriter Defendants appealed the decision and the Second Circuit vacated the District Court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a petition for rehearing. On January 5, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. Plaintiffs have not yet moved to certify a class in the Airspan case.

Airspan has approved a settlement agreement and related agreements which set forth the terms of a settlement between Airspan, the Individual Defendants, the Plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not yet been finally approved by the District Court, because Airspan’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process. The District Court has stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on Plaintiffs’ petition for rehearing.

Pursuant to the settlement and related agreements, if the settlement receives final approval by the District Court, it provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. Airspan would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. It is anticipated that any potential financial obligation of Airspan to Plaintiffs pursuant to the terms of the issuers’ settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to Plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by Plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Airspan.

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

STOCK COMPENSATION

At April 1, 2007, we had three stock option plans as well as the 2004 Omnibus Equity Compensation plan and the 2000 Employee Stock Purchase Plan (“ESPP”). Awards under the 2004 Omnibus Equity Compensation Plan may be made to participants in the form of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Awards, Performance Shares, Other Stock-Based Awards and others forms of equity based compensation as may be provided and are permissible under this Plan and the law. Employee stock options granted under all of the plans generally vest over a four-year period and expire on the tenth anniversary of their issuance. All options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified performance conditions and/or the passage of time. Awards of restricted stock that vest only by the passage of time will generally fully vest after four years from the date of grant. At April 1, 2007, the Company had reserved a total of 8,902,118 shares of its common stock for issuance under the above plans.

The following table summarizes share-based compensation expense under SFAS 123(R) for the three months ended April 1, 2007 and April 2, 2006, which was allocated as follows (in thousands):

	Three months ended
	April 2,	April 1,
	2006	2007
Research and development	$261	$165
Sales and marketing	211	178
General and administrative	129	254
Stock-based compensation expense included in operating expense	601	597
Cost of sales	22	7
Total stock-based compensation	$623	$604

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

To calculate option-based compensation under SFAS 123(R), we used the Black-Scholes option-pricing model. Our determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The summary of the changes in stock options outstanding under the Company’s stock based compensation plans during the three months ended April 1, 2007 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, beginning of period	5,570,009	$4.10
Granted	639,800	4.28
Forfeited	(354,455)	3.15
Exercised	(379,240)	2.60
Outstanding, end of period	5,476,114	$4.28
Exercisable, end of period	3,360,612	$4.16

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of April 1, 2007:

	Outstanding Options			Options Exercisable
		Weighted			Weighted
	Number of	Average	Remaining	Number of	Average
	Outstanding	Exercise	Contractual	Exercisable	Exercise
Exercise Price Ranges	Options	Price	Life in Years	Options	Price

$ 0.30 - 1.04	564,045	$0.55	4.24	564,003	$0.55
1.09-2.20	716,250	1.99	6.35	488,599	1.90
2.21-4.12	825,590	3.41	6.74	463,430	3.44
4.22-4.26	4,500	4.24	7.45	2,802	4.23
4.28-4.28	639,800	4.28	9.92	0	0.00
4.37-4.38	661,552	4.37	4.28	660,552	4.37
4.55-5.08	746,167	5.00	7.25	423,324	5.02
5.14-6.00	670,258	5.86	5.12	381,273	5.83
6.01-9.60	494,619	6.64	7.17	223,296	7.21
15.00-15.00	153,333	15.00	2.87	153,333	15.00

	5,476,114	4.28	6.31	3,360,612	4.16

As of April 1, 2007, the weighted average remaining contractual life of options exercisable was 4.94 years and their aggregate intrinsic value was $2,990. The total intrinsic value of options exercised during the three months ended April 1, 2007 was $415. Cash received from stock option exercises for the three months ended April 1, 2007 was $988. Because we maintained a full valuation allowance on our U.S. deferred tax assets, we did not recognize any tax benefit related to stock based compensation expense for the three months ended April 1, 2007.

During the first quarter of 2007, a total of 56,000 restricted shares were granted to employees, all of which vest based on the passage of time. A total expense of $34 was recorded for the three months ended April 1, 2007 related to these shares and those issued in prior years. The summary of the changes in restricted stock outstanding during the three months ended April 1, 2007 is presented below:

	Three Months Ended April 1, 2007
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested balance at beginning of period	105,592	$4.54
Granted	56,000	$4.69
Forfeited	(25,158)	$3.78
Vested	-	$-

Nonvested balance at end of period	136,434	$4.74

As of April 1, 2007, $5,059 of total unrecognized compensation expense was recorded, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 2.70 years. Also, as of April 1, 2007, there was $437 of total unrecognized compensation expense related to restricted stock awards that will be recognized over the weighted average period of 2.84 years. A total of 136,434 nonvested restricted shares are scheduled to vest based on passage of time and up to an additional 84,000 of restricted shares will be issued in the beginning of 2008 if certain performance conditions are achieved.

Under our ESPP, eligible employees may purchase shares of common stock through payroll deductions. No shares were issued during the three months ended April 1, 2007.

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R)

The weighted average fair value of each restricted stock share granted under our equity compensation plans for the first three months of fiscal 2006 was $6.15 and for the first three months of 2007 was $4.69. The fair value of each restricted stock award is estimated on the date of grant using the intrinsic value method.

The weighted average fair value of each option granted during the first three months of fiscal 2006 and the first three months of fiscal 2007 was $4.00 and $2.91, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model, using the following weighted average assumptions for the first three months of fiscal 2005 and of fiscal 2006:

	Three Months Ended
	April 2, 2006	April 1, 2007

Expected volatility	75%	82%
Risk-free interest rate	4.62%	4.74%
Expected life (years)	5	5
Expected dividend yield	0%	0%

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
.

INVENTORY

Inventory consists of the following:

	December 31,	April 1,
	2006	2007
	(audited)	(unaudited)
Purchased parts and materials	$14,826	$13,213
Work in progress	1,329	896
Finished goods and consumables	21,413	20,842
Inventory provision	(13,944)	(11,907))
	$23,624	$23,044

Inventories are stated at the lower of cost or market value. Cost includes all costs incurred in bringing each product to its present location and condition, as follows:
•	Raw materials, consumables and finished goods — average cost
•	Work in progress— cost of direct materials and labor.

ACCRUED RESTRUCTURING CHARGES

In the fourth quarter of 2002, the decision was made to completely outsource all of our manufacturing. As a result, a $1.0 million restructuring charge was recorded for the closure of our Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $0.4 million was recognized as restructuring in the income statement in the fourth quarter of 2003 as we reassessed the ability to sublease the Riverside facility. During the second quarter of 2005, we recognized an additional restructuring charge of $1.2 million for additional costs expected to be incurred related to certain facility charges in respect of buildings in the UK. The final cost of these “dilapidations” will depend on the lessor’s intended use for this facility, and the estimates will be revised accordingly once this intention is disclosed to us. Currently, the lessor expects us to refurbish the facility, and accordingly, we have accrued the total cost of this refurbishment. However, if the lessor should subsequently decide to demolish the building and completely rebuild on this site, our costs could be materially lower. All cash outflows in connection with this restructuring are expected to occur by the end of 2007.

In the third quarter of 2006, the Company commenced a company-wide restructuring program to reduce operating expenses. In 2006, the Company recorded restructuring charges of $2.2 million and in the first quarter of 2007 a charge of $40 thousand was recorded. The cost reduction was accomplished primarily as a result of reductions in worldwide headcount. The Company expects to incur approximately $0.1 million of cash outlays in the second quarter of 2007 related to amounts accrued. Once the program is completed, the Company projects it will be able to realize annual cost savings of approximately $7-8 million relative to the cost structure that existed at the end of the second quarter of 2006. Despite the Company’s efforts to prepare reliable projections, it recognizes that forecasts may prove to be imprecise due to unforeseen events, including unanticipated expenses or difficulties associated with reducing its workforce, requiring retained staff members to assume additional responsibilities and/or reorganizing its operations to more cost efficiently produce a given level of product revenue.

	Total expected to be incurred	Incurred during the quarter ended April 1, 2007	Cumulative incurred at April 1, 2007
	(unaudited)	(unaudited)	(unaudited)

One time termination benefits	$2,124	$37	$2,124
Contract termination costs	1,440	3	1,440
Other associated costs	50	-	50
	$3,614	$40	$3,614

	Balance at			Balance at
	Beginning	Restructuring		End
	of Period	Charge	Utilized	of Period

Three months ended April 1, 2007 (unaudited)
One time termination benefits	$375	37	(297)	115
Contract termination costs	1,437	3		1,440
Other associated costs	50			50
	$1,862	$40	$(297)	$1,605

Year ended December 31, 2006 (audited)
One time termination benefits	$-	$2,183	$(1,808)	$375
Contract termination costs	1,436	163	(162)	1,437
Other associated costs	50			50
	$1,486	$2,346	$(1,970)	$1,862

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

 An analysis of revenue by location of the customer is given below:

	Quarter Ended
	April 2, 2006	April 1, 2007
	(unaudited)
USA and Canada	$1,927	$2,698
Asia	2,603	8,949
Europe	4,245	6,870
Africa and the Middle East	939	1,033
Latin America and Caribbean	14,086	7,110
	$23,800	$26,660

COMPREHENSIVE LOSS

Total comprehensive loss was $(8,287) for the quarter ended April 2, 2006 and $(5,128) for the quarter ended April 1, 2007 comprising:

	Quarter Ended
	April 2, 2006	April 1, 2007
	(unaudited)
Net loss	$(8,287)	$(5,128)
Other comprehensive income/(loss)	-	-
Comprehensive loss	$(8,287)	$(5,128)

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options and or common stock to be issued on the conversion of Series B Preferred stock are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

	Quarter Ended
	April 2, 2006	April 1, 2007
	(unaudited)
Numerator:
Net loss	$(8,287)	$(5,128)
Denominator:
Weighted average common shares outstanding basic and diluted	39,733,291	40,528,097
Net loss per share- basic and diluted	$(0.21)	$(0.13)

There were 5,511,764 stock options outstanding at April 2, 2006 and 5,476,114 stock options outstanding at April 1, 2007 that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method for stock options. There were 73,000 shares of convertible preferred stock at April 2, 2006 and 200,690 shares at April 1, 2007 that were also excluded from the computation of diluted net loss per share as their effect was antidilutive. There were 140,000 nonvested shares of restricted stock at April 2, 2006 and 136,434 nonvested shares at April 1, 2007 that were excluded from the computation of diluted net loss per share as their effect was antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies FASB Statement 109, “Accounting for Income Taxes”, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation, the Company did not have to recognize any liability for unrecognized tax benefits.

The Company is subject to federal and various state income taxes in the US as well as income taxes in certain foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to US federal tax examinations for years prior to 2003. In addition, the statute of limitations for years through 2004 in the UK and 2002 in Israel has expired.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. There were no such amounts recorded at January 1, 2007.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”), which is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 addresses which taxes assessed by a government authority should be considered and how these taxes should be presented in the income statement (i.e., gross versus net). This EITF was effective for the first quarter of 2007 and did not have a material impact on the Company’s financial position or results of operations.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We are currently evaluating the impact SFAS 159 will have on our consolidated financial position.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as well as the financial statements and notes thereto. Except for historical matters contained herein, statements made in this quarterly report on Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. without limiting the generality of the foregoing, words such as “may”, “will”, “to”, “plan”, “expect”, “believe”, “anticipate”, “intend”, “could”, “would”, “estimate”, or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors and others are cautioned that a variety of factors, including certain risks, may affect our business and cause actual results to differ materially from those set forth in the forward-looking statements. These risk factors include, without limitation, (i) a slowdown of expenditures by communication service providers and failure of the WiMAX market to develop as anticipated; (ii) increased competition from alternative communication systems; (iii) a higher than anticipated rate of decline in our legacy business and/or a slower than anticipated rate of growth in the WiMAX business; (iv) encroachment of large telecommunications carriers on the WiMAX market; (v) the failure of our existing or prospective customers to purchase products as projected; (vi) our inability to successfully implement cost reduction or containment programs; (vii) our inability to retain Axtel, S.A. de C.V. (“Axtel”), Yozan Inc. (“Yozan”), and other key customers; (viii) possible infringement of third party technologies which may result in lawsuits that could be costly to defend and prohibit us from selling our products, (ix) the possibility that Yozan will not meet its obligations to purchase additional equipment in the quantities anticipated; (x) our inability to use or sell any excess inventory we accumulate as a result of the Yozan contract amendments, and (xi) disruptions to our operations in Israel, including the absence of employees, due to required military service, caused by political and military tensions in the Middle East.  The Company is also subject to the risks and uncertainties described in its filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2006 and this quarterly report on Form 10-Q for the quarter ended April 1, 2006.

COMPARISON OF THE QUARTER ENDED APRIL 1, 2007 TO THE QUARTER ENDED APRIL 2, 2006

Revenue

Revenue totaled $26.7 million for the quarter ended April 1, 2007, representing a 12% increase from the $23.8 million reported for the quarter ended April 2, 2006 and a 15% decrease from the fourth quarter of 2006. The year over year increase in revenues was attributable primarily to increased sales of the WiMAX product line, recorded at $14.7 million of revenue, offset in part by lower sales of our Proximity and WipLL products. The decline compared to the fourth quarter in 2006 was attributable mainly to a decline in Proximity and WipLL sales, offset by an increase in sales of the WiMAX product line. Non-WiMAX revenues decreased from $21.7 million in the quarter ending April 2, 2006 to $12.0 million in the quarter ending April 1, 2007.

Geographically, 34% of our revenue was derived from customers in Asia, 27% from customers in Mexico, Latin America and the Caribbean, and 25% from customers in Europe. Customers in the United States and Canada, and Africa and the Middle East accounted for 10% and 4% of revenues, respectively.

In the first quarter, WiMAX continued to gain market acceptance. During the quarter, we announced the introduction of new WiMAX products and frequencies. Since the beginning of 2006 we have seen growth in the number of our WiMAX customers. During the first quarter, more than 80 customers purchased WiMAX equipment from us and 5 customers placed orders in excess of $1,000,000.

Cost of Revenue

Cost of revenue increased 6% to $18.4 million in the quarter ended April 1, 2007 from $17.4 million in the quarter ended April 2, 2006 primarily due to increased sales. The gross profit for the first quarter of 2007 was $8.3 million (31% of revenue) compared to a gross profit of $6.4 million (27% of revenue) for the first quarter of 2006 and decreased as compared to a gross profit for the fourth quarter of 2006 of $10.4 million (33% of revenue). The increase in gross margin in the first quarter of 2007 as compared to the first quarter of 2006 is primarily attributable to the impact of more revenue coming from products with higher product margins and from a reduction in other charges (mainly freight and inventory provisions) included in cost of sales.

Research and Development Expenses

Research and development expenses decreased 8% to $5.6 million in the quarter ended April 1, 2007 from $6.1 million in the quarter ended April 2, 2006, and decreased by 6% from the $5.9 million incurred in the fourth quarter 2006. The year-over-year decrease was due primarily to the reductions in headcount that we achieved through the restructuring we commenced in July. The decrease as compared to the period ending December 31, 2006 reflects primarily a reduction in material usage.

Sales and Marketing Expenses

Sales and marketing expenses decreased 25% to $3.4 million in the quarter ended April 1, 2007 from $4.5 million in the quarter ended April 2, 2006. Sales and marketing expenses for the first quarter 2007 decreased 7% relative to the $3.6 million of sales and marketing expenses incurred in the fourth quarter of 2006. The decrease as compared to the first quarter of 2006 is primarily attributable to a lower level of agent commissions and reduced travel costs. The decrease as compared to the fourth quarter of 2006 also reflects primarily decreased commissions.

Bad Debt Provision

In the first quarter 2007, we recorded bad debt provisions of $0.2 million relating to customer accounts for which management has determined that full recovery was unlikely. We recorded bad debt provisions of $0.5 million in the first quarter of 2006 and $0.7 million in the fourth quarter of 2006.

General and Administrative Expenses

General and administrative expenses increased 11% to $4.2 million in the quarter ended April 1, 2007 from $3.8 million in the quarter ended April 2, 2006 and from $3.9 million in the fourth quarter of 2006. The increase in these expenses in the first quarter was primarily due to executive severance charges, an increase in certain facility related costs and the weakening of the US Dollar against both the British Pound Sterling and the New Israeli Shekel, offset by a reduction in audit and tax fees.

Amortization of Intangibles

We recorded amortization of intangibles expense of $0.2 million in the first quarter 2007 compared with amortization of intangibles expense of $0.3 million for the first quarter of 2006. The amortization expense arises primarily as a result of our acquisition of intangible assets in connection with the ArelNet and Radionet acquisitions in June and November 2005, respectively.

Restructuring

In the first quarter of 2006, we recorded no restructuring charges or provisions. In the third quarter of 2006, the Company commenced a company-wide restructuring program to reduce operating expenses. In 2006, the Company recorded restructuring charges of $2.2 million, to reflect the total cost of this restructuring program and in the first quarter of 2007, we recorded restructuring charges of $40 thousand. The cost reduction was accomplished primarily as a result of reductions in worldwide headcount. The restructuring resulted in direct cash outlays in the third and fourth quarters of 2006, and in the first quarter of 2007. See also “Item 1 - Financial Statements - ACCRUED RESTRUCTURING CHARGES” for additional information regarding the restructuring.

Interest Expense and Interest and Other Income

At April 1, 2007, the outstanding principal and accrued interest payable on loans made to us by the Finnish Funding Agency for Technology and Innovation, (the “Tekes Loans”) was $1.8 million. During the first quarter of 2007, we also borrowed $3.0 million under the Silicon Valley Bank Loan and Security Agreement. In the quarter, we incurred interest expense on that loan of $23 thousand. We had total interest expense of $12 thousand in the first quarter of 2006. Total interest and other income increased compared to the first quarter of 2006 and decreased compared to the fourth quarter of 2006 primarily due to interest earned on average cash balances.

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

Net Loss

For the reasons described above, we incurred a net loss of $5.1 million, or $(0.13) per share, in the quarter ended April 1, 2007, compared to a net loss of $8.3 million, or $(0.21) per share, for the quarter ended April 2, 2006.

Liquidity and Capital Resources

As of April 1, 2007 we had cash, cash equivalents, short-term investments and current restricted cash of $28.9 million, as compared to $27.2 million at December 31, 2006. As of April 1, 2007, this consisted of cash and cash equivalents totaling $19.0 million, short-term investments totaling $9.4 million and $0.5 million of restricted cash in current assets. In addition, we had restricted cash of $1.2 million in other non-current assets. We have no material capital commitments.

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

On August 1, 2006, we entered into the Loan and Security Agreement with Silicon Valley Bank ("SVB"), with respect to a revolving credit line. For the two year term of the credit line, we may, subject to certain adjustments, borrow up to the lesser of (i) $10,000,000 and (ii) 80% of eligible accounts receivable. A certain portion of the credit available to us under the credit facility may also be utilized to issue letters of credit through, or enter into foreign exchange contracts with, SVB. We have issued $1.0 million of letters of credit under the facility, which were still outstanding at April 1, 2007. We also borrowed $3.0 million in the first quarter of 2007, which was outstanding at the end of the quarter. We have classified this borrowing as a current liability in the balance sheet at April 1, 2007 because the agreement contains both a lockbox arrangement and a subjective acceleration clause. Although no agreements have been reached, we have engaged in discussions with SVB regarding the possibility of increasing the amount of available borrowings under this facility. The SVB Loan and Security Agreement contains various financial covenants and operating restrictions and requires us, among other things, to maintain specified levels of tangible net worth and a liquidity coverage ratio. Without the consent of SVB, the Loan and Security Agreement also prohibits us from making certain asset sales, or merging or consolidating with any person, or acquiring all or substantially all the assets or capital stock of any person, and restricts our ability to make investments, incur indebtedness or liens, pay dividends and enter into transactions with affiliates.

Until we are able to generate positive cash flow from operations, if ever, we intend to use our existing cash resources and the Loan and Security Agreement, if available, together with, depending on market conditions and opportunities, the net proceeds of equity financings to finance our operations. We currently believe we will have sufficient cash resources to finance our operations for at least the next twelve months. However, we are exploring opportunities for additional debt or equity financing.

For the three months ended April 1, 2007, we used $1.1 million of cash for operating activities, compared with a cash outflow of $17.8 million for the three months ended April 2, 2006. The operating cash outflow for the first three months of 2007 was primarily a result of the:

•  net loss of $5.1 million;
•  decrease of $4.0 million in accounts payable; and
•  decrease of $4.8 million in deferred revenue.

The cash outflow was partially offset by:
•  increase of $6.6 million in receivables; and
•  increase of $2.6 million in customer advances.

Days sales outstanding were at 80 days at the end of the first quarter 2007, up from 73 days at the end of 2006. The change from the end of 2006 to the end of the first quarter of 2007 reflects the lower revenue level in the more recent period and the lengthening of payment terms for certain customers. Inventory turns were 3.2 for the first quarter of 2007, compared with 3.5 for the fourth quarter of 2006. The change in inventory turns is primarily attributable to the reduction in cost of sales.

The net cash provided by investing activities for the three months ended April 1, 2007 was $0.3 million. The investing cash inflow for the first three months of 2007 resulted from $0.9 million net sales of investment securities less $0.6 million of fixed asset purchases.

Our net cash provided by financing activities for the three months ended April 1, 2007 was $4.0 million, consisting of $3.0 million in borrowings under the line of credit and $1.0 million from the exercise of stock options.

As of April 1, 2007, our material commitments consisted of obligations on operating leases, repayment of principal and interest owed on the Tekes loans and purchase commitments to our manufacturing subcontractors. These purchase commitments totaled $25.4 million at April 1, 2007 and $39.6 million at April 2, 2006.

We have explored and may in the future explore and pursue other perceived opportunities to acquire wireless access and related businesses. We may seek to acquire such businesses through a variety of different legal structures and may utilize cash, common stock, preferred stock, other securities or some combination thereof to finance the acquisition. In connection with such activities, we are subject to a variety of risks, a number of which are described further in the Company’s Form 10-K for the fiscal year ended December 31, 2006 and this Form 10-Q for the quarter ended April 1, 2007. There can be no assurances that our efforts to acquire other businesses will be successful.

We have raised equity in the past and may in the future seek to raise additional equity or debt capital to assist us in financing an acquisition and/or our on-going business operations or those of any business that we may in the future acquire. Among other securities, we may seek to sell additional shares of common stock, or shares of an existing or newly designated class of preferred stock or debt securities. We have not, as of the date of this report, entered into any definitive financing arrangements other than those described above. There can be no assurances that we will be able to secure equity or debt capital in amounts and on terms acceptable to us. Although we will seek to secure financing on terms and conditions favorable to the Company and its existing shareholders, we may seek to raise capital by issuing securities, which, under certain circumstances, enjoy certain preferences and/or priorities relative to the common stock.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of April 1, 2007 and December 31, 2006, we had cash, cash equivalents, short term investments and restricted cash of $28.9 million and $27.2 million, respectively. These amounts consisted of highly liquid investments, with more than 92% having purchase to maturity terms of less than 90 days. The balance has maturity terms of between 90 to 360 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from April 1, 2007 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

For the three months ended April 1, 2007, 82% of our sales were denominated in U.S. dollars, 13% were denominated in euro and 5% were denominated in Australian dollars. Comparatively, for the three months ended April 2, 2006, 85% of our sales were denominated in U.S. dollars, 12% were denominated in euro and 3% were denominated in Australian dollars. Our total euro denominated sales for the three months ended April 1, 2007 were $3.4 million, which were recorded at an average exchange rate of $1US = €0.76326. Our total Australian dollar denominated sales for the three months ended April 1, 2007 were $1.4 million, which were recorded at an average exchange rate of $1US = AUS$1.27271. If the average exchange rates used had been higher or lower during the three month period ended April 1, 2007 by 10%, they would have decreased or increased the total Australian dollar and euro-denominated sales value by a total of $0.4 million. We expect the proportions of sales in euro and Australian dollars to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not take into account changes in sales volumes.

For the three months ended April 1, 2007, we incurred the majority of our cost of revenue in US dollars.

The Company’s operating results are affected by movements in foreign currency exchange rates against the US dollar, particularly the UK pound sterling and New Israeli Shekel. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and New Israeli Shekels.

During the three months ended April 1, 2007, we paid expenses in local currency of approximately 4.2 million pounds sterling, at an average rate of $1US = 0.51176 pounds sterling. During the three months ended April 1, 2007, we paid expenses in local currency of approximately 13.5 million Israeli Shekels, at an average rate of $1US = 4.2204 Shekels. If the average exchange rates for pounds sterling and Israeli Shekels had been higher or lower for the three month period ended April 1, 2007 by 10%, the total pounds sterling and Israeli Shekel denominated operating expenses would have decreased or increased by $0.75 million and $0.3 million respectively.

To manage our pound foreign currency risk we have, at various times from 2004 through 2006, forecast our likely net spending in non US dollars and, based on these forecasts, we have entered into forward exchange contracts to cover a percentage of the projected exposure. At December 31, 2006 we had no forward exchange contracts outstanding and we did not enter into any new contracts during the three month period ended April 1, 2007.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, and the similar evaluation undertaken at the end of 2006, the Chief Executive Officer and Chief Financial Officer concluded that as of April 1, 2007, our disclosure controls and procedures were effective.

There have been no significant changes in Airspan’s internal controls over financial reporting that occurred during Airspan’s first quarter of 2007 that have materially affected or are reasonably likely to materially affect, Airspan’s internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants Airspan, and Eric D. Stonestrom (our President and Chief Executive Officer), Joseph J. Caffarelli (our former Senior Vice President and Chief Financial Officer), Matthew Desch (our Chairman) and Jonathan Paget (our former Executive Vice President and Chief Operating Officer) (the "Individual Defendants") together with certain underwriters of our July 2000 initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, Plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The action seeks damages in an unspecified amount.

This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the Plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but allowed the Section 11 claim to proceed. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the "focus cases"). In her Opinion, Judge Scheindlin noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Judge Scheindlin determined that the class period for Section 11 claims is the period between the IPO and the date that unregistered shares entered the market. Judge Scheindlin also ruled that a proper class representative of a Section 11 class must (1) have purchased shares during the appropriate class period; and (2) have either sold the shares at a price below the offering price or held the shares until the time of suit. In two of the six cases, the class representatives did not meet the above criteria and therefore, the Section 11 cases were not certified. The Underwriter Defendants appealed the decision and the Second Circuit vacated the District Court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a petition for rehearing. On January 5, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. Plaintiffs have not yet moved to certify a class in the Airspan case.

Airspan has approved a settlement agreement and related agreements which set forth the terms of a settlement between Airspan, the Individual Defendants, the Plaintiff class and the vast majority of the other approximately 300 issuer defendants and the individual defendants currently or formerly associated with those companies. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not yet been finally approved by the District Court, because Airspan’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process. The District Court has stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on Plaintiffs’ petition for rehearing.

Pursuant to the settlement and related agreements, if the settlement receives final approval by the District Court, it provides for a release of Airspan and the individual defendants for the conduct alleged in the action to be wrongful. Airspan would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims Airspan may have against its underwriters. It is anticipated that any potential financial obligation of Airspan to Plaintiffs pursuant to the terms of the issuers’ settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to Plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by Plaintiffs. Therefore, we do not expect that the settlement will involve any payment by Airspan.

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

Item 6. EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRSPAN NETWORKS, INC.

Date: May 10, 2007	By:	/s/ DAVID BRANT
Name: David Brant
Title: Chief Financial Officer