Form 10-Q
period 2007-07-01
AIRSPAN NETWORKS INC
filed 2007-08-10
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Non-accelerated filer ☐  Large accelerated filer ☐  Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2007
Common Stock, $.0003 par value per share	40,857,386 shares

i

PART 1. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)
	December 31, 2006	July 1, 2007
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,890	$13,257
Restricted cash	1,111	628
Short-term investments	10,233	10,519
Accounts receivable, less allowance for doubtful accounts of $5,489 at December 31, 2006 and $6,514 at July 1, 2007	31,063	27,143
Unbilled accounts receivable	711	58
Inventory	23,624	16,465
Prepaid expenses and other current assets	5,935	4,490
Total current assets	88,567	72,560
Property, plant and equipment, net	5,705	5,581
Goodwill	10,231	10,231
Intangible assets, net	2,806	2,337
Other non-current assets	3,245	3,150
Total assets	$110,554	$93,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,940	$11,692
Accrued taxes	687	646
Deferred revenue	6,656	3,770
Customer advances	1,665	1,856
Other accrued expenses	16,197	13,388
Short-term debt	—	7,500
Total current liabilities	41,145	38,852
Long-term debt	1,554	1,611
Accrued interest on long-term debt	153	149
Total liabilities	42,852	40,612

Commitments

Stockholders’ equity
Preferred stock, $0.0001 par value; 250,000 shares authorized at December 31, 2006 and July 1, 2007; 200,690 shares issued at December 31, 2006 and July 1, 2007
Common stock, $0.0003 par value; 100,000,000 shares authorized at December 31, 2006 and July 1, 2007; 40,380,910 and 40,847,673 issued at December 31, 2006 and July 1, 2007, respectively	12	12
Note receivable - stockholder	(87)	(87)
Additional paid-in capital	308,768	311,117
Accumulated deficit	(240,991)	(257,795)

Total stockholders’ equity	67,702	53,247
Total liabilities and stockholders’ equity	$110,554	$93,859

The accompanying notes are an integral part of these financial statements.

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share and per share data)

	Quarter Ended		Year-to-Date
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007
	(unaudited)		(unaudited)

Revenue	$45,435	$22,073	$69,235	$48,733
Cost of revenue	(36,710)	(20,223)	(54,072)	(38,631)
Gross profit	8,725	1,850	15,163	10,102
Operating expenses:
Research and development	6,675	5,781	12,785	11,387
Sales and marketing	5,026	3,508	9,531	6,870
Bad debt	715	723	1,251	955
General and administrative	4,320	3,982	8,082	8,174
Amortization of intangibles	275	234	550	468
Restructuring	—	(525)	—	(485)
Total operating expenses	17,011	13,703	32,199	27,369
Loss from operations	(8,286)	(11,853)	(17,036)	(17,267)
Interest expense	(72)	(48)	(84)	(71)
Interest and other income	689	223	880	571
Loss before income taxes	(7,669)	(11,678)	(16,240)	(16,767)
Income tax credits/(charge)	(5)	2	279	(37)
Net loss	($7,674)	($11,676)	$($15,961)	$($16,804)

Net loss per share - basic and diluted	($0.19)	($0.29)	($0.40)	($0.41)
Weighted average shares outstanding- basic and diluted	39,902,699	40,820,968	39,817,995	40,674,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year to date	Year to date
	July 2, 2006	July 1, 2007
	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	($15,961)	($16,804)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,798	1,855
Accrued interest on long-term debt	17	53
Non-cash stock compensation	1,258	1,252
Revaluation of long-term debt	81	—
Loss on sale of property, plant and equipment	—	8
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	(5,915)	4,573
(Increase)/decrease in inventories	(5,068)	7,159
(Increase)/decrease in other current assets	(2,920)	1,445
Increase/(decrease) in accounts payables	367	(4,248)
Increase/(decrease) in deferred revenue	3,683	(2,886)
(Decrease)/increase in customer advances	(9,285)	191
Increase/(decrease) in other accrued expenses	4,265	(2,850)
(Increase)/decrease in other operating assets	(2,486)	565
Net cash used in operating activities	(30,166)	(9,687)

Cash flows from investing activities
Purchase of property, plant and equipment	(2,203)	(1,271)
Purchase of short-term investments	(2,005)	(11,275)
Proceeds from sale of short-term investments	7,027	10,989
Net cash provided by (used in) investing activities	2,819	(1,557)

Cash flows from financing activities
Borrowings under line of credit	-	7,500
Proceeds from the exercise of stock options	548	1,111
Net cash provided by financing activities	548	8,611
Decrease in cash and cash equivalents	(26,799)	(2,633)
Cash and cash equivalents, beginning of period	44,140	15,890
Cash and cash equivalents, end of period	$17,341	$13,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airspan Networks Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

BUSINESS

We are a global supplier of broadband wireless equipment supporting the Worldwide Interoperability for Microwave Access (“WiMAX”) protocol standard, which provides a wide area telecommunication access network to connect end users to telecom backbone networks. The WiMAX standard is established by the WiMAX Forum, a self-regulatory, industry standards setting organization. While our main product focus is WiMAX, we utilize other supplemental technologies, including Wireless Fidelity and Voice-over-Internet Protocol, which allow communications network operators and service providers to cost-effectively deliver high-speed data and voice services using wireless communications rather than wired infrastructure.

Historically the primary market for our wireless systems has been fixed point to multi-point applications. Today, we produce radio base equipment to transmit the signals from a central location to the end user who is equipped with a subscriber receiving unit. After the expected certification of mobile WiMAX standards, we expect our mobile applications will be made available directly to end user devices such as laptops and PDAs to deliver wireless connectivity to end users - at home, in the office and on the move. Leveraging our experience with WiMAX technology and our experience gained from 15 years of developing and deploying broadband wireless systems, we are focused on developing products for these mobile WiMAX applications in addition to our fixed wireless products.

Our primary target customers are communications service providers and other network operators that deploy WiMAX networks in licensed and unlicensed (license exempt) spectrums worldwide. These customers include incumbent local exchange carriers, Internet service providers, Wireless Internet Service providers, Mobile Virtual Network Operators, Competitive Local Exchange Carriers, and other telecommunications users, such as utilities and other enterprises. As mobile WiMAX products are deployed, we will also be targeting mobile and cellular carriers, which represents a significant expansion to our historic addressable market. Our broadband wireless systems have been installed by more than 400 network operators in more than 100 countries.

Our corporate headquarters are located in Boca Raton, Florida. Our main operations, manufacturing and product development centers are located in Uxbridge, United Kingdom, Airport City, Israel and Espoo, Finland. Our telephone number in Boca Raton is (561) 893-8670. Further contact details and the location of all Airspan’s worldwide offices may be found at www.airspan.com.

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

COMMITMENTS AND CONTINGENCIES

Commitments

As of July 1, 2007, our material commitments consisted of obligations on operating leases, repayment of principal and interest owed on the Tekes loans and purchase commitments to our manufacturing subcontractors. These purchase commitments totaled $27.0 million at July 1, 2007. We have no material capital commitments.

Warranty

We provide limited warranties, usually for periods ranging from twelve to twenty-four months, to all purchasers of our new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and other relevant factors, including “back to back” warranty coverage provided by our contract manufacturers. Management believes that the amounts provided are sufficient for all future warranty costs on equipment sold through July 1, 2007 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in our product warranty liabilities was as follows for the six months ended July 1, 2007.

Six months ended July 1, 2007	Balance at beginning of period	Accrual for warranties issued during the period	Changes in accruals related to pre-existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period

Product warranty liability	$ 985	$ 269	($133)	($182)	$ 939

Other guarantees

We had delivered to landlords and customers bank guarantees aggregating $2,471 at July 1, 2007 and $6,434 at December 31, 2006. The foregoing figures represent the maximum potential amount of future payments the Company could be required to make under these guarantees. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for $1,344 of the guarantees. Where the cash has been pledged for guarantees that expire in less than one year, we have classified these pledges as restricted cash ($123 in aggregate). Where the guarantees have maturities greater than one year, the cash pledged as collateral has been classified as other non-current assets ($1,221). A total of $1,127 in guarantees has been issued under the line of credit provided by Silicon Valley Bank, which does not require any related pledge of cash collateral.

For further discussion regarding our restricted cash balance, see “Management’s Discussion & Analysis - Liquidity and Capital Resources”. We have not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote. These guarantees will all expire before the end of 2010.

In addition to the guarantees mentioned above, the Company has issued a guarantee to Tekes, the main public funding organization for research and development in Finland, for the repayment of loans taken out by the Company’s fully consolidated subsidiary, Airspan Networks (Finland) OY. These loans total $1,760 at July 1, 2007, which includes $149 of accrued interest, and are recorded in long-term debt. This guarantee expires only when Airspan Networks (Finland) OY has fulfilled all of its obligations to Tekes.

Legal claims

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants Airspan, and Eric D. Stonestrom (our President and Chief Executive Officer), Joseph J. Caffarelli (our former Senior Vice President and Chief Financial Officer), Matthew Desch (our Chairman) and Jonathan Paget (our former Executive Vice President and Chief Operating Officer) (referred to herein as the “Individual Defendants”) together with certain underwriters of our July 2000 initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, the plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The action seeks damages in an unspecified amount.

This action is being coordinated with approximately three hundred nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the Plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but allowed the Section 11 claim to proceed. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”). The underwriter defendants appealed the decision and the Second Circuit vacated the District Court’s decision granting class certification in the focus cases on December 5, 2006. Plaintiffs filed a petition for rehearing. On January 5, 2007, the Second Circuit denied the petition, but noted that the plaintiffs could ask the district court to certify a more narrow class than the one that was rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of issuers, including Airspan, and their insurers had submitted a settlement agreement to the District Court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. The plaintiffs now plan to replead their complaints and move for class certification again. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of any such settlement and whether that amount would be greater than Airspan’s insurance coverage. If Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan’s insurance coverage and whether such damages would have a material impact on our results of operations or financial condition in any future period.

We received a letter dated November 9, 2006 from Wi-LAN Inc. raising various patent infringement claims relating to certain of the Company’s WiMAX products and offering us a license of various Wi-LAN patents. After reviewing Wi-LAN’s claims, on February 1, 2007, we sent a letter to Wi-LAN notifying them that we did not believe that we require a license from Wi-LAN. On May 29, 2007 we received a follow up letter and materials from Wi-LAN which continued to assert those claims. The Company is currently reviewing this matter in consultation with its patent counsel. Since the matter is still being evaluated, no estimate of damages, if any, can be made at this time.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

STOCK COMPENSATION

At July 1, 2007, we had three stock option plans as well as the 2004 Omnibus Equity Compensation plan and the 2000 Employee Stock Purchase Plan (“ESPP”). Awards under the 2004 Omnibus Equity Compensation Plan may be made to participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock, stock awards, performance shares, other stock-based awards and others forms of equity based compensation as may be provided and are permissible under this plan and the law. Employee stock options granted under all of the plans generally vest over a four-year period and expire on the tenth anniversary of their issuance. All options granted under the stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified performance conditions and/or the passage of time. Awards of restricted stock that vest only by the passage of time will generally fully vest after four years from the date of grant. At July 1, 2007, the Company had remaining a total of 8,814,235 shares authorized but unissued under the above plans.

The following table summarizes share-based compensation expense under SFAS 123(R) for the three and six months ended July 1, 2007 and July 2, 2006, which was allocated as follows (in thousands):

	Three Months Ended July 2, 2006	Three Months Ended July 1, 2007	Six Months Ended July 2, 2006	Six Months Ended July 1, 2007

Research and development	$ 155	$ 159	$ 366	$ 324
Sales and marketing	203	218	464	396
General and administrative	273	261	402	515
Stock-based compensation expense included in operating expense	631	638	1,232	1,235
Cost of sales	4	10	26	17
Total stock-based compensation	$ 635	$ 648	$ 1,258	$ 1,252

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

The summary of the changes in stock options outstanding under the Company’s stock based compensation plans during the six months ended July 1, 2007 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, beginning of period	5,570,009	$4.10
Granted	783,000	4.17
Forfeited	(537,570)	3.79
Exercised	(457,606)	2.43
Outstanding, end of period	5,357,833	4.28
Exercisable, end of period	3,296,440	$4.21

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of July 1, 2007:

	Outstanding Options			Options Exercisable
		Weighted			Weighted
	Number of	Average	Remaining	Number of	Average
	Outstanding	Exercise	Contractual	Exercisable	Exercise
Exercise Price Ranges	Options	Price	Life in Years	Options	Price

$0.30 - 1.95	893,604	$ 1.07	4.15	893,604	$ 1.07
2.00-3.67	915,993	2.76	7.54	373,266	2.70
3.84-4.28	945,696	4.23	8.93	190,532	4.12
4.37-4.94	945,004	4.55	5.42	778,072	4.47
4.97-6.00	1,052,052	5.57	5.61	680,754	5.51
6.01-15.00	605,484	8.73	6.00	380,212	10.25

	5,357,833	$ 4.28	6.29	3,296,440	$ 4.21

As of July 1, 2007, the weighted average remaining contractual life of options exercisable was 4.96 years and their aggregate intrinsic value was $2,635. The total intrinsic value of options exercised during the six months ended July 1, 2007 was $1,680. Cash received from stock option exercises for the six months ended July 1, 2007 was $1,111. Because we maintained a full valuation allowance on our U.S. deferred tax assets, we did not recognize any tax benefit related to stock based compensation expense for the six months ended July 1, 2007.

During the first six months of 2007, a total of 56,000 restricted shares were granted to employees, all of which vest based on the passage of time. A total expense of $49 was recorded for the six months ended July 1, 2007 related to these shares and those issued in prior years. No expense has been recognized for performance based shares given management’s assessment of the probability of reaching the performance conditions. The summary of the changes in restricted stock outstanding during the six months ended July 1, 2007 is presented below:

	Six Months Ended July 1, 2007
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested balance at beginning of period	105,592	$ 4.54
Granted	56,000	4.69
Forfeited	(27,245)	3.87
Vested	(1,000)	2.20

Nonvested balance at end of period	133,347	$ 4.75

As of July 1, 2007, $4,381 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options will be recognized over the weighted average period of 2.61 years. Also, as of July 1, 2007, there was $298 of total unrecognized compensation expense related to restricted stock awards that will be recognized over the weighted average period of 2.61 years. A total of 133,347 nonvested restricted shares are scheduled to vest based on passage of time and up to an additional 84,000 of restricted shares will be issued in the beginning of 2008 if certain performance conditions are achieved.

Under our ESPP, eligible employees may purchase shares of common stock through payroll deductions. No shares were issued during the six months ended July 1, 2007.

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R)

The weighted average fair value of each restricted stock share granted under our equity compensation plans for the first six months of fiscal 2006 was $6.15 and for the first six months of 2007 was $4.69. The fair value of each restricted stock award is estimated on the date of grant using the intrinsic value method.

The weighted average fair value of each option granted during the first six months of fiscal 2006 and the first six months of fiscal 2007 was $4.03 and $2.83, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model, using the following weighted average assumptions for the first six months of fiscal 2006 and of fiscal 2007:

	Six Months Ended
	July 2, 2006	July 1, 2007

Expected volatility	77%	81%
Risk-free interest rate	4.64%	4.73%
Expected life (years)	5	5
Expected dividend yield	0%	0%

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

INVENTORY

Inventory consists of the following:

	December 31,	July 1,
	2006	2007
	(audited)	(unaudited)
Purchased parts and materials	$14,826	$10,938
Work in progress	1,329	1,177
Finished goods and consumables	21,413	21,064
Inventory reserve	(13,944)	(16,714)
	$23,624	$16,465

Inventories are stated at the lower of cost or market value. Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

•	Raw materials, consumables and finished goods — average cost
•	Work in progress— cost of direct materials and labor.

ACCRUED RESTRUCTURING CHARGES

In the fourth quarter of 2002, the decision was made to completely outsource all of our manufacturing. As a result, a $1.0 million restructuring charge was recorded for the closure of our Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $0.4 million was recognized as restructuring in the income statement in the fourth quarter of 2003 as we reassessed the ability to sublease the Riverside facility. During the second quarter of 2005, we recognized an additional restructuring charge of $1.2 million for additional costs expected to be incurred related to certain facility charges in respect of buildings in the UK. We became aware subsequent to the end of the second quarter that the lessor has already completed renovations and incurred actual costs for approximately $0.8 million, which it is expecting the Company to pay. Although there may be some opportunity to reduce the amount of our ultimate liability, we believe $1.0 million, including legal and other fees we expect to incur, is now the most likely scenario. For this reason, we lowered the restructuring reserve at the end of the second quarter by $0.5 million. All cash outflows in connection with this restructuring are expected to occur by the end of 2007.

In the third quarter of 2006, the Company commenced a company-wide restructuring program to reduce operating expenses. The operating expense reduction was accomplished primarily through reductions in worldwide headcount. In 2006, the Company recorded restructuring charges of $2.2 million. The Company made approximately $0.3 million of cash outlays in the first half of 2007 related to amounts accrued in 2006. All cash outlays related to this program were completed in the second quarter of 2007.

	Total expected to be incurred	Incurred during the six months ended July 1, 2007	Cumulative incurred at July 1, 2007
	(unaudited)	(unaudited)	(unaudited)

One time termination benefits	$2,124	$37	$2,124
Contract termination costs	1,440	3	1,440
Other associated costs	50	—	50
	$3,614	$40	$3,614

	Balance at			Balance at
	Beginning	Restructuring		End
	of Period	Charge	Utilized	of Period

Six months ended July 1, 2007 (unaudited)
One time termination benefits	$375	$—	($375)	$—
Contract termination costs	1,437	(437)	—	1,000
Other associated costs	50	(50)	—	—
	$1,862	($487)	($375)	$1,000

Year ended December 31, 2006 (audited)
One time termination benefits	$—	$2,183	($1,808)	$375
Contract termination costs	1,436	163	(162)	1,437
Other associated costs	50			50
	$1,486	$2,346	($1,970)	$1,862

GEOGRAPHIC INFORMATION

As a developer and supplier of broadband wireless communications access systems and solutions, Airspan has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. The majority of our revenue is generated from products manufactured in the United Kingdom, Mexico, Israel and Finland, with minor additional revenue generated from sales of equipment manufactured by other vendors.

An analysis of revenue by location of the customer is given below:

	Quarter End		Year-to-Date
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007
	(unaudited)		(unaudited)
USA and Canada	$1,950	$2,238	$3,877	$4,936
Asia	21,711	5,194	24,314	14,143
Europe	10,165	8,737	14,410	15,607
Africa and the Middle East	566	94	1,505	1,127
Latin America and Caribbean	11,043	5,810	25,129	12,920
	$45,435	$22,073	$69,235	$48,733

COMPREHENSIVE LOSS

Total comprehensive loss was ($7,674) for the quarter ended July 2, 2006 and ($11,676) for the quarter ended July 1, 2007 comprising:

	Quarter End		Year-to-Date
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007
	(unaudited)		(unaudited)
Net loss	($7,674)	($11,676)	($15,961)	($16,804)
Other comprehensive income/(loss):
- reclassification of adjustment for gains
realized in net loss	—	—	130	—
Comprehensive loss	($7,674)	($11,676	($15,831)	($16,804)

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options and common stock to be issued on the conversion of Series B Preferred stock are not included in the calculation of diluted net loss per share as they are antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

	Quarter End		Year-to-Date
	July 2, 2006	July 1, 2007	July 2, 2006	July 1, 2007
	(unaudited)		(unaudited)
Numerator:
Net loss	($7,674)	($11,676)	($15,961)	($16,804)
Denominator:
Weighted average common shares outstanding basic and diluted	39,902,699	40,820,968	39,817,995	40,674,533

Net loss per share- basic and diluted	($0.19)	($0.29)	($0.40)	($0.41)

There were 5,426,436 stock options outstanding at July 2, 2006 and 5,357,833 stock options outstanding at July 1, 2007 that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method for stock options. There were 73,000 shares of convertible preferred stock at July 2, 2006 and 200,690 shares at July 1, 2007 that were also excluded from the computation of diluted net loss per share as their effect was antidilutive. There were 138,250 nonvested shares of restricted stock at July 2, 2006 and 133,347 nonvested shares at July 1, 2007 that were excluded from the computation of diluted net loss per share as their effect was antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies FASB Statement 109, “Accounting for Income Taxes”, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open.  As a result of the implementation, the Company did not have to recognize any liability for unrecognized tax benefits. In May 2007, the FASB issued FASB Staff Position (FSP) 48-1, which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 did not impact the adoption of FIN 48.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We are currently evaluating the impact SFAS 159 will have on our consolidated financial position.

SUBSEQUENT EVENT

On August 7, 2007, we and our wholly-owned subsidiary, Airspan Communications Limited, entered into an amendment to our August 1, 2006 Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”), with respect to a revolving credit line. The amendment increased the maximum facility available to Airspan from $10 million to $20 million, for the term of the credit line, which expires on December 31, 2008. We may, subject to certain adjustments, borrow up to the lesser of (i) $20 million and (ii) 80% of eligible accounts receivable. At the end of the second quarter we had drawn down $7.5 million under this facility and 80% of our eligible receivables as at July 1, 2007 amounted to approximately $13 million.

In addition, our covenant related to the “minimum tangible net worth” to be maintained by the Company, with effect from the end of the second quarter 2007, was reduced from $41.5 million to $28 million, with such required amount to be increased for each fiscal quarter after our second fiscal quarter of 2007 by 50% of (i) our positive net income, (ii) proceeds of stock issuances, and (iii) proceeds of indebtedness which is subordinated to our obligations to SVB. on a go forward basis. Interest on the loan is charged at various rates, determined in accordance with Silicon Valley Bank’s Prime rate as announced from time to time (“Prime”), of between Prime and Prime plus 1.75%.

Our ability to borrow under the credit facility is a function of, among other things, our base of eligible accounts receivable and the rate at which advances are made against eligible receivables (the “Advance Rate”). The credit facility requires us to satisfy certain financial covenants and the credit facility also contains various provisions that restrict our use of cash and operating flexibility. The Loan and Security Agreement is secured by collateral, including our all of rights and interests in substantially all of our personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, books and records, contract rights and proceeds of the above items. (See Risk Factors: Our use of the Credit Facility from Silicon Valley Bank presents certain risks.)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as well as the financial statements and notes thereto. Except for historical matters contained herein, statements made in this quarterly report on Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. without limiting the generality of the foregoing, words such as “may”, “will”, “to”, “plan”, “expect”, “believe”, “anticipate”, “intend”, “could”, “would”, “estimate”, or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors and others are cautioned that a variety of factors, including certain risks, may affect our business and cause actual results to differ materially from those set forth in the forward-looking statements. These risk factors include, without limitation, (i) risks to our ability to develop and sell WiMAX certified mobile products in a timely fashion, (ii) a slowdown of expenditures by communication service providers and failure of the WiMAX market to develop as anticipated; (iii) increased competition from alternative communication systems; (iv) a higher than anticipated rate of decline in our legacy business and/or a slower than anticipated rate of growth in the WiMAX business; (v) encroachment of large telecommunications carriers on the WiMAX market; (vi) the failure of our existing or prospective customers to purchase products as projected; (vii) our inability to successfully implement cost reduction or containment programs; (viii) our inability to retain Axtel, S.A. de C.V. (“Axtel”), Yozan Inc. (“Yozan”), and other key customers; (ix) possible infringement of third party technologies which may result in lawsuits that could be costly to defend and prohibit us from selling our products, (x) risks to our ability to compensate for declining sales of obsolescent products with increased sales of new products, and (xi) disruptions to our operations in Israel, including the absence of employees, due to required military service, caused by political and military tensions in the Middle East.  The Company is also subject to the risks and uncertainties described in its filings with the Securities and Exchange Commission, including those set forth under “Part II -- Item 1A. Risk Factors” in this quarterly report on Form 10-Q for the quarter ended July 1, 2007.

Overview

We are a global supplier of broadband wireless equipment supporting the WiMAX protocol standard, which provides a wide area telecommunication access network to connect end users to telecom backbone networks. Our primary target customers are communications service providers and other network operators that deploy WiMAX networks in licensed and unlicensed (license exempt) spectrums worldwide.

Our business before WiMAX addressed the traditional incumbent telephone company that uses fixed, non-WiMAX wireless infrastructure to deliver service in those parts of their service areas that are difficult to reach using copper or fiber. We now offer a comprehensive range of WiMAX solutions to support these traditional fixed wireless applications as well as the mobile applications that WiMAX is expected to enable. We are leveraging many years of experience in complex radio systems design to provide innovative and cost effective products for all types of WiMAX users.

We have transitioned our company over the last three years to focus on WiMAX product development and sales and marketing. As a result, a substantial majority of our resources are now dedicated to WiMAX-based products.

Our revenues for the last three years and the first half of 2006 and 2007, shown below, detail the transition of our revenue base as our WiMAX revenues trend upwards and our non-WiMAX revenues trend down over the periods. This transition from our legacy to our WiMAX businesses has caused significant shifts in our revenue stream and quarterly fluctuations in revenues as the relative contribution of our WiMAX business increases. Our total revenues have declined each quarter since the fourth quarter of 2006 as revenues from our non-WiMAX businesses declined more quickly than the growth of our WiMAX sales. In addition, one large WiMAX customer, Yozan accounted for 63% of our WiMAX sales in the first half of 2006. Yozan will not be a significant customer in future periods and the wind down of this contract has slowed the growth of our WiMAX revenues in the first half of 2007. In addition, the sales cycle for new WiMAX customers is somewhat longer than for our legacy business, resulting in longer periods before revenues can be recognized from new WiMAX customers. Overall margins in the first six months of 2007 were also adversely affected by an inventory provision relating to the wind down of our legacy products.

Consolidated statement of operations data:	Year ended December 31,			Six months to July 1,
($ in thousands except per share data)	2004	2005	2006	2007
				(unaudited)
Revenue - WiMAX	$-	$4,489	$45,753	$28,827
Revenue - Non-WiMAX	94,647	106,477	82,059	19,906
Total Revenue	94,647	110,966	127,812	48,733

Cost of revenue	(67,243)	(79,467)	(94,948)	(38,631)
Gross profit	27,404	31,499	32,864	10,102
Margin	29%	28%	26%	21%

Total operating expenses	42,534	48,510	63,539	27,369
Loss from operations	(15,130)	(17,011)	(30,675)	(17,267)

Net interest and other income	3,217	1,388	1,227	500
Loss before income taxes	(11,913)	(15,623)	(29,448)	(16,767)

Income tax credits/(charge)	1,938	546	246	(37)
Net loss	(9,975)	(15,077)	(29,202)	(16,804)
Deemed dividend associated with
beneficial conversion of preferred stock	(10,439)	-	(9,179)	-
Net loss attributable to common stockholders	($20,414)	($15,077)	($38,381)	($16,804)

Net loss per share attributable to common
stockholders - basic and diluted	($0.56)	($0.39)	($0.96)	($0.41)

During the first half of 2007, WiMAX continued to gain market acceptance. During the first half, we announced the introduction of new WiMAX products and frequencies. Since the beginning of 2007 we have seen growth in the number of our WiMAX customers. During the 2007 first half, more than 100 customers purchased WiMAX equipment compared with 50 customers during the first half of 2006.

We announced contract awards from the Vodafone group, a leading mobile carrier, who selected our products for fixed applications in their Malta network, which we have provided in conjunction with our partner Ericsson. We secured a large project with ICE, the incumbent carrier in Costa Rica and we also secured projects with PIPEX in the UK and in Poland with several operators. These projects were awarded based on our superior product performance and economics, and typically involved a bid and trial evaluation phase where we were able to illustrate significant differentiation from our competitors. We recently announced a win in Australia for our unlicensed 5.8GHz WiMAX product, which opens up a new market for Airspan in the less regulated unlicensed frequency.

Geographically in the first half of 2007, 29% of our revenue was derived from customers in Asia, 26% from customers in Latin America and the Caribbean, and 32% from customers in Europe. Customers in the United States and Canada, and Africa and the Middle East accounted for 10% and 3% of revenues, respectively.

Our gross profit is tied primarily to revenue except for period operating costs related to manufacturing and customer service. We incur certain costs on a quarterly basis related to the management of our supply chain and product distribution, and to customer maintenance activities regardless of the level of revenue that we record. Our gross margin varies to the extent of the overall revenue we record, the mix of products we deliver, and the composition of base station revenue, that usually attracts a higher margin, over lower margin customer premise equipment. A large proportion of our non-WiMAX revenues was customer premise equipment to Axtel that was recorded at a lower than average gross margin. As the concentration decreases of these lower margin sales, we expect the overall gross margin to improve over the next four quarters as our non-WiMAX revenue is replaced with higher margin WiMAX sales.

Our operating expenses increased until the second quarter of 2006 as a result of acquisitions made in the second half of 2005 and increasing expenses of WiMAX development and marketing. In the second half of 2006, we commenced a company-wide expense reduction and restructuring program to reduce primarily expenses relating to our non-WiMAX products. In addition, we recorded a $5.9 million inventory provision in the second quarter of 2007 related to the wind down of our legacy businesses. We will continue to invest in our WiMAX products and expect our operating expenses to increase over the next four quarters as we invest in Mobile WiMAX technology and marketing activities.

Our strategy is to capture as much of the growing WiMAX market as we can through three key differentiation points.

•	By leveraging our strong radio systems background as a WiMAX technology leader.
•	By providing a broad range of products to allow flexible and cost effective deployment options and service deliveries for our customers.
•	By covering a broad range of radio frequencies to allow us to target the numerous licensed and unlicensed customer opportunities through appropriate direct sales and other distribution channels.

Comparison of the Six Months Ended July 1, 2007 to the Six Months Ended July 2, 2006

Revenue

Revenues for the six months ended July 1, 2007 totaled $48.7 million representing a 30% decrease from the $69.2 million reported for the six months ended July 2, 2006. The year over year decrease in revenues was attributable primarily to expected lower sales of our Proximity and WipLL products offset in part by increased sales of the WiMAX product line. WiMAX sales in the first half of 2007 reached a record $28.8 million of revenue compared to WiMAX sales of $26.8 million in the first half of 2006. Yozan represented 63% of our WiMAX revenue in the first half of 2006 compared with 34% of our WiMAX revenue in the first half of 2007. Non-WiMAX revenues decreased at a higher rate than originally anticipated, from $42.4 million in the six months ended July 2, 2006 to $19.9 million in the six months ended July 1, 2007, a reduction of 53%.

Cost of Revenue

Cost of revenue decreased 29% to $38.6 million in the six months ended July 1, 2007 from $54.1 million in the six months ended July 2, 2006 primarily as a result of lower revenues. The cost of revenue for the first six months of 2007 included a charge of $6.3 million for inventory provisions, recorded as a result of the decline of our non-WiMAX revenues in 2007 from 2006 levels and a subsequent reduced outlook for revenues of these products. In the second quarter of 2006, we recorded a provision of approximately $4.3 million related to the reduction of certain deliveries under our contract with Yozan. Gross profit for the first half of 2007 was $10.1 million or 21% of revenues, compared to $15.2 million or 22% of revenues for the first half of 2006.

Research and Development Expenses

Research and development expenses decreased 11% to $11.4 million in the six months ended July 1, 2007 from $12.8 million in the six months ended July 2, 2006. The year-over-year decrease was due primarily to headcount reductions from the restructuring activity the Company commenced in July 2006 to focus development activity on the WiMAX. The Company intends to continue to invest in the further development and enhancement of WiMAX products, in particular products that will support both fixed and mobile connectivity.

Sales and Marketing Expenses

Sales and marketing expenses decreased to $6.9 million for the first six months of 2007, down from $9.5 million for the first six months of 2006. The decrease of 27% for the first half of 2007 relative to the first half of 2006 is primarily attributable fewer employees and lower travel costs as a result of our restructuring program, lower agents commissions paid on sales revenues and an increase of funded trial activity of products and services.

Bad Debt Provision

In the first six months of 2007, we recorded bad debt provisions of $1.0 million relating to customer accounts for which management has determined that full recovery was unlikely. We recorded bad debt provisions of $1.3 million in the corresponding period of 2006.

General and Administrative Expenses

General and administrative expenses remained relatively flat at $8.2 million in the six months ended July 1, 2007 as compared to $8.1 million in the six months ended July 2, 2006.

Amortization of Intangibles

We recorded an expense of $0.5 million for the amortization of intangible assets in the first six months of 2007 compared with an expense of $0.6 million for the first six months of 2006.

Restructuring

We recorded a credit for restructuring in the six months ended July 1, 2007 of $0.5 million relating to the reduction of a provision held for certain liabilities related to a leased property in the UK. There was no restructuring charge for the six months ended July 2, 2006.

Interest Expense and Interest and Other Income

At April 1, 2007, the outstanding principal and accrued interest payable on loans made to us by the Finnish Funding Agency for Technology and Innovation, (the “Tekes Loans”) was $1.8 million. At July 1, 2007, we had borrowed $7.5 million under the Silicon Valley Bank Loan and Security Agreement. In the first half of 2007, we incurred interest expense of $0.1 million compared to a total interest expense of $0.1 million in the first half of 2006. Total interest and other income decreased to $0.5 million for the first 6 months of 2007 compared to $0.9 million for the first half of 2006 primarily due to a reversal of the foreign exchange gains arising from the revaluation of cash balances in the second quarter of 2006.

Income Taxes

We were not subject to material income taxes charges in either periods of 2006 or 2007 as a result of the loss for the periods and the brought forward losses from prior periods. In the first six months of 2006 we recorded an income tax credit of $0.3 million obtained from the U.K tax authorities in lieu of carrying forward tax losses related to research and development costs. We are no longer eligible to receive tax credits from the U.K. taxing authorities in lieu of our carry-forward of tax losses and therefore do not expect any further credits. There was no income tax credit in the first half of 2007.

Net Loss

For the reasons described above, we incurred a net loss of $16.8 million, or $0.41 per share, in the six months ended July 1, 2007 compared to a net loss of $16.0 million, or $0.40 per share, for the six months ended July 2, 2006, an increase of $0.8 million, or 5%. Comparing the first six months of 2007 and 2006, the decrease in gross profit of $5.0 million, net interest and other income of $0.3 million and the increase in income tax of $0.3 million, was partially offset by the decrease in operating expenses of $4.8 million.

Comparison of the quarter ended July 1, 2007 to the quarter ended July 2, 2006

Revenue

Revenue totaled $22.1 million for the quarter ended July 1, 2007, representing a 51% decrease from the $45.4 million reported for the quarter ended July 2, 2006 and a 17% decrease from the first quarter of 2007. The year over year decrease in revenues was attributable to lower non-WiMAX revenues that decreased from $20.7 million in the quarter ending July 2, 2006 to $7.8 million in the quarter ending July 1, 2007. In addition WiMAX revenues decreased from $24.7 million in the second quarter of 2006 to $14.1 million in the second quarter 2007 due to decreased shipments to Yozan in the more recent quarter. In the second quarter 2006 we recorded WiMAX revenue of $16.8 million related to deliveries to Yozan which included, $5.8 million of revenue deferred from previous quarters. In the second quarter of 2007, more than 65 customers purchased WiMAX products compared to 31 customers in the second quarter of 2006.

In the second quarter of 2007, WiMAX continued to gain market acceptance. In July 2007 we announced that Pipex Wireless had awarded us a contract to supply our WiMAX solution for the city of Manchester, England. Pipex Wireless intends to expand the WiMAX solution to other cities in the center of England. We were also awarded a contract with Guyana Telephone and Telegraph, Guyana’s largest telecommunications carrier that has awarded Airspan a $4.5 million contract to upgrade its Broadband Wireless Access network.

Geographically in the second quarter of 2007, 23% of our revenue was derived from customers in Asia, 26% from customers in Latin America and the Caribbean, and 40% from customers in Europe. Customers in the United States and Canada, and Africa and the Middle East accounted for 10% and 1% of revenues, respectively.

Cost of Revenue

Cost of revenue decreased 45% to $20.2 million in the quarter ended July 1, 2007 from $36.7 million in the quarter ended July 2, 2006 as a result of lower revenues. The gross profit for the second quarter of 2007 was $1.9 million (8% of revenue) compared to a gross profit of $8.7 million (19% of revenue) for the second quarter of 2006. During the quarter we recorded an inventory provision of $5.9 million as a result of the decline of our non-WiMAX revenues in 2007 from 2006 levels and a subsequent reduced outlook for revenues of these products. In the second quarter of 2006, we recorded a provision of approximately $4.3 million related to the reduction of certain deliveries under our contract with Yozan. The gross margin excluding inventory provision was 35% of revenue in the quarter ended July 1, 2007, an increase of 9%, as compared to the gross profit for the second quarter of 2006 of 29% of revenue. The increase in gross margin before provisions is primarily attributable to a favorable product mix and a reduction of period related charges included in cost of sales.

Research and Development Expenses

Research and development expenses decreased 13% to $5.8 million in the quarter ended July 1, 2007 from $6.7 million in the quarter ended July 2, 2006. The year-over-year decrease was due primarily to the reductions in headcount achieved through the restructuring activity commenced in July 2006.

Sales and Marketing Expenses

Sales and marketing expenses decreased 30% to $3.5 million in the quarter ended July 1, 2007 from $5.0 million in the quarter ended July 2, 2006. The decrease as compared to the second quarter of 2006 is primarily attributable to a lower level of agent commissions and reduced travel costs.

Bad Debt Provision

In the second quarter of 2007, we recorded bad debt provisions of $0.7 million relating to customer accounts for which management has determined that full recovery was unlikely. We recorded bad debt provisions of $0.7 million in the second quarter of 2006.

General and Administrative Expenses

General and administrative expenses decreased 7% to $4.0 million in the quarter ended July 1, 2007 from $4.3 million in the quarter ended July 2 2006. The decrease primarily relates to lower headcount related costs and a reduction in foreign exchange losses arising from the revaluation of non-cash foreign currency balances.

Amortization of Intangibles

We recorded amortization of intangibles expense of $0.2 million in the second quarter of 2007 compared with amortization of intangibles expense of $0.3 million for the second quarter of 2006. The amortization expense arises primarily as a result of our acquisition of intangible assets in connection with the acquisition of the Proximity business from Nortel in 2003, and the acquisitions of ArelNet Limited and Airspan Networks (Finland) OY acquisitions in June and November 2005, respectively.

Restructuring

We recorded a credit for restructuring in the second quarter 2007 of $0.5 million relating to the reduction of a provision held for certain liabilities related to a leased property in the UK. There was no restructuring charge or credit for the second quarter 2006.

Interest Expense and Interest and Other Income

At July 1, 2007, the outstanding principal and accrued interest payable on loans made to us by the Finnish Funding Agency for Technology and Innovation, (the “Tekes Loans”) was $1.8 million. During the second quarter of 2007, we increased our borrowing under the Silicon Valley Bank Loan and Security Agreement to $7.5 million. Interest expense for the second quarter of 2007 was $48 thousand compared to $72 thousand in the second quarter of 2006. Interest and other income for the second quarter of 2007 decreased to $0.2 million from $0.7 million primarily due to a reversal of the foreign exchange gains arising from the revaluation of cash balances in the second quarter of 2006. .

Income Taxes

The income tax credit for the second quarter of 2007 was $2 thousand compared to a $5 thousand charge in the second quarter of 2006.

Net Loss

For the reasons described above, we incurred a net loss of $11.7 million, or $(0.29) per share, in the quarter ended July 1, 2007, compared to a net loss of $7.7 million, or $(0.19) per share, for the quarter ended July 2, 2006.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows since we became an independent company, and as of July 1, 2007, we had an accumulated deficit of $258 million. Since inception, we have financed our operations through private sales of convertible preferred stock, an initial public offering of common stock and a secured bank line of credit. We have used the proceeds of the sale of all securities for working capital and other general corporate purposes.

On August 7, 2007, we and our wholly-owned subsidiary, Airspan Communications Limited, entered into an amendment to our August 1, 2006 Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”), with respect to a revolving credit line. For the term of the credit line, which expires on December 31, 2008, we may, subject to certain adjustments, borrow up to the lesser of (i) $20 million and (ii) 80% of eligible accounts receivable. We are currently using the credit line, and we expect to continue to use it in 2008. Although we believe the credit facility will increase our financial resources and financial flexibility, our use of the credit facility does present certain risks. Our ability to borrow under the credit facility is a function of, among other things, our base of eligible accounts receivable and the rate at which advances are made against eligible receivables (the “Advance Rate”). If the amount or quality of our accounts receivable deteriorates or the Advance Rate or eligibility criteria are adjusted adversely by SVB, our ability to borrow under the credit facility will be directly, negatively affected. If there is an adverse adjustment in the borrowing base at a time when we are unable to, within three business days, repay SVB the amount by which the borrowing base has been decreased, we will likely be in default under the Loan and Security Agreement. In addition, the credit facility requires us to satisfy certain financial covenants, including the maintenance of tangible net worth (as defined in the Agreement) of at least $28 million at the end of our second fiscal quarter of 2007, with such required amount to be increased for each fiscal quarter after our second fiscal quarter of 2007 by 50% of (i) our positive net income, (ii) proceeds of stock issuances, and (iii) proceeds of indebtedness which is subordinated to our obligations to SVB. There is no assurance the Company will be able to meet this covenant as required by the Loan and Security Agreement. As a result, we cannot provide any assurance that we will be able to borrow under the Loan and Security Agreement at a time when we most need money to fund working capital or other needs and prohibit us from paying dividends on our capital stock. The credit facility also contains various provisions that restrict our use of cash and operating flexibility. These provisions could have important consequences for us, including (i) causing us to use a portion of our cash flow from operations for debt repayment and/or service rather than other perceived needs, (ii) precluding us from incurring additional debt financing for future working capital or capital expenditures and (iii) impacting our ability to take advantage of significant, perceived business opportunities, such as acquisition opportunities or to react to market conditions. Our failure to meet financial and other covenants could give rise to a default under the Loan and Security Agreement. In the event of an uncured default, the Loan and Security Agreement provides that all amounts owed to SVB are immediately due and payable and that SVB has the right to enforce its security interest in our assets. The Loan and Security Agreement is secured by collateral, including our all of rights and interests in substantially all of our personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, books and records, contract rights and proceeds of the above items.

As of July 1, 2007 we had cash, cash equivalents, short-term investments and current restricted cash of $24.4 million, as compared to $27.2 million at December 31, 2006. This consisted of cash and cash equivalents totaling $13.3 million, short-term investments totaling $10.5 million and $0.6 million of restricted cash in current assets. In addition, we had restricted cash of $1.2 million in other non-current assets.

For the six months ended July 1, 2007, we used $9.7 million of cash for operating activities, compared with a cash outflow of $30.2 million for the six months ended July 2, 2006. The operating cash outflow for the first six months of 2007 was primarily a result of the:

•	net loss of $16.8 million;
•	decrease of $4.2 million in accounts payable;
•	decrease of $2.9 million in deferred revenue; and
•	decrease of $2.9 million in other accrued expenses.

The cash outflow was partially offset by:

•	decrease of $4.6 million in receivables; and
•	decrease of $7.2 million in inventories.

Days sales outstanding were at 96 days at the end of the second quarter of 2007, up from 80 days at the end of the first quarter of 2007. The change reflects the lower revenue level in the more recent period and the lengthening of payment terms for certain customers. Inventory turns were 4.9 for the second quarter of 2007, compared with 3.2 for the first quarter of 2007. The change in inventory turns is primarily attributable to the lower inventory balance following the $5.9 million inventory write down in the second quarter of 2007.

The net cash used in investing activities for the six months ended July 1, 2007 was $1.6 million. The investing cash outflow for the first six months of 2007 resulted from $0.3 million net purchases of investment securities and $1.3 million of fixed asset purchases.

The net cash provided by financing activities for the six months ended July 1, 2007 was $8.6 million, consisting of $7.5 million in borrowings under the line of credit and $1.1 million from the exercise of stock options.

As of July 1, 2007, our material commitments consisted of obligations on operating leases, repayment of principal and interest owed on the Tekes loans and purchase commitments to our manufacturing subcontractors. These purchase commitments totaled $27.0 million at July 1, 2007. We have no material capital commitments.

We anticipate that we will continue to experience negative cash flows over the remainder of 2007. Our operating losses have been due in part to the commitment of significant resources to our research and development and other operating expenses. We expect to continue to devote resources to these areas and, as a result, we will need to increase substantially our quarterly revenues to achieve and maintain profitability. We cannot be certain that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. Continuous cash outflows can lead to the need for new financing, which may not be available on favorable terms, or at all.

We have explored and may in the future explore and pursue other perceived opportunities to acquire wireless access and related businesses. We may seek to acquire such businesses through a variety of different legal structures and may utilize cash, common stock, preferred stock, other securities or some combination thereof to finance the acquisition. In connection with such activities, we are subject to a variety of risks, a number of which are described further in the Company’s Form 10-K for the fiscal year ended December 31, 2006 and this Form 10-Q for the quarter ended July 1, 2007. There can be no assurances that our efforts to acquire other businesses will be successful.

We have raised equity in the past and may in the future seek to raise additional equity or debt capital to assist us in financing an acquisition and/or our on-going business operations or those of any business that we may in the future acquire. Among other securities, we may seek to sell additional shares of common stock, or shares of an existing or newly designated class of preferred stock or debt securities. We have filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for a potential share offering of up to $50 million. As of the date of this report, we have not entered into any definitive financing arrangements other than those described above. We have recently increased the available facility from SVB for borrowings under this SVB agreement, capped by eligible collateral, to $20 million. There can be no assurances that we will be able to secure equity or debt capital in amounts and on terms acceptable to us. Although we will seek to secure financing on terms and conditions favorable to the Company and its existing shareholders, we may seek to raise capital by issuing securities, which, under certain circumstances, enjoy certain preferences and/or priorities relative to the common stock.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of July 1, 2007 and December 31, 2006, we had cash, cash equivalents, short term investments and restricted cash of $24.4 million and $27.2 million, respectively. These amounts consisted of highly liquid investments, with more than 90% having purchase to maturity terms of less than 90 days. The balance has maturity terms of between 90 to 360 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from July 1, 2007 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

For the three months ended July 1, 2007, 71% of our sales were denominated in U.S. dollars, 23% were denominated in euros, 5% were denominated in pounds sterling and 1% were denominated in Australian dollars. Comparatively, for the three months ended July 2, 2006, 79% of our sales were denominated in U.S. dollars, 19% were denominated in euros and 2% were denominated in Australian dollars. Our total euros denominated sales for the three months ended July 1, 2007 were $5.2 million, which were recorded at an average exchange rate of $1US = €0.7399. Our total pounds sterling denominated sales for the three months ended July 1, 2007 were $1.1 million, which were recorded at an average exchange rate of $1US = GBP £0.50157. Our total Australian dollar denominated sales for the three months ended July 1, 2007 were $0.1 million, which were recorded at an average exchange rate of $1US = AUS$1.19757. If the average exchange rates used had been higher or lower during the three month period ended July 1, 2007 by 10%, they would have decreased or increased the total pounds sterling, Australian dollar and euros-denominated sales value by a total of $0.6 million. We expect the proportions of sales in pounds sterling, euros and Australian dollars to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not take into account changes in sales volumes.

For the three months ended July 1, 2007, we incurred the majority of our cost of revenue in US dollars.

The Company’s operating results are affected by movements in foreign currency exchange rates against the US dollar, particularly the UK pound sterling and New Israeli Shekel. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and New Israeli Shekels.

During the three months ended July 1, 2007, we paid expenses in local currency of approximately 4.1 million pounds sterling, at an average rate of $1US = GBP £0.50157. During the three months ended July 1, 2007, we paid expenses in local currency of approximately 16.4 million Israeli Shekels, at an average rate of $1US = 4.10663 Shekels. If the average exchange rates for pounds sterling and Israeli Shekels had been higher or lower for the three month period ended July 1, 2007 by 10%, the total pounds sterling and Israeli Shekel denominated operating expenses would have decreased or increased by $0.74 million and $0.4 million respectively.

To manage our pound foreign currency risk we have, at various times from 2004 through 2006, forecast our likely net spending in non US dollars and, based on these forecasts, we have entered into forward exchange contracts to cover a percentage of the projected exposure. At December 31, 2006 we had no forward exchange contracts outstanding and we did not enter into any new contracts during the six month period ended July 1, 2007.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, and the similar evaluation undertaken at the end of 2006, the Chief Executive Officer and Chief Financial Officer concluded that as of July 1, 2007, our disclosure controls and procedures were effective.

There have been no significant changes in Airspan’s internal controls over financial reporting that occurred during Airspan’s second quarter of 2007 that have materially affected or are reasonably likely to materially affect, Airspan’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants Airspan, and Eric D. Stonestrom (our President and Chief Executive Officer), Joseph J. Caffarelli (our former Senior Vice President and Chief Financial Officer), Matthew Desch (our Chairman) and Jonathan Paget (our former Executive Vice President and Chief Operating Officer) (referred to herein as the “Individual Defendants”) together with certain underwriters of our July 2000 initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, the plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The action seeks damages in an unspecified amount.

This action is being coordinated with approximately three hundred nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the Plaintiffs and the Individual Defendants. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but allowed the Section 11 claim to proceed. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”). The underwriter defendants appealed the decision and the Second Circuit vacated the District Court’s decision granting class certification in the focus cases on December 5, 2006. Plaintiffs filed a petition for rehearing. On January 5, 2007, the Second Circuit denied the petition, but noted that the plaintiffs could ask the district court to certify a more narrow class than the one that was rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of issuers, including Airspan, and their insurers had submitted a settlement agreement to the District Court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the District Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. The plaintiffs now plan to replead their complaints and move for class certification again. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of any such settlement and whether that amount would be greater than Airspan’s insurance coverage. If Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan’s insurance coverage and whether such damages would have a material impact on our results of operations or financial condition in any future period.

We received a letter dated November 9, 2006 from Wi-LAN Inc. raising various patent infringement claims relating to certain of the Company's WiMAX products and offering us a license of various Wi-LAN patents. After reviewing Wi-LAN’s claims, on February 1, 2007, we sent a letter to Wi-LAN notifying them that we did not believe that we require a license from Wi-LAN. On May 29, 2007 we received a follow up letter and materials from Wi-LAN which continued to assert those claims. The Company is currently reviewing this matter in consultation with its patent counsel. Since the matter is still being evaluated, no estimate of damages, if any, can be made at this time.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

Item 1A. RISK FACTORS

Investment in our securities involves a high degree of risk. You should consider carefully the following risk factors as well as other information in this prospectus supplement and the documents incorporated by reference herein or therein, before purchasing any of our securities. If any of the following risks actually occur, our business, operating results and financial condition could be adversely affected. This could cause the market price of our common stock to decline, and you may lose all or part of your investment. The following risk factors update and replace the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

We may continue to incur substantial losses and negative operating cash flows and may not succeed in achieving or maintaining profitability in the future.

We have incurred net losses and negative cash flows since we became an independent company, and as of July 1, 2007, we had an accumulated deficit of $258 million. We anticipate that we will continue to experience negative cash flows over the remainder of 2007. Our operating losses have been due in part to the commitment of significant resources to our research and development and sales and marketing departments. We expect to continue to devote resources to these areas and, as a result, we will need to increase substantially our quarterly revenues to achieve and maintain profitability. We cannot be certain that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. Continuous cash outflows can lead to the need for new financing, which may not be available on favorable terms, or at all.

If we are unable to develop and successfully sell WiMAX certified mobile products in a timely fashion, our business will be materially adversely affected.

Certification for mobile WiMAX products based on the IEEE-2205 (referred to hereinafter as “802.16e”) standards is currently expected to be available in the first half of 2008, and we expect that carriers will begin to deploy this standard soon thereafter. If our mobile WiMAX products are not certified soon after certification is available, if our products do not operate with the products of other suppliers or if the development of those products is otherwise delayed, there would be a material adverse affect on our business. We would be at a significant disadvantage in the marketplace if we are not able to launch certified mobile WiMAX products at the time carriers begin to deploy the anticipated new mobile standard. Even if our products are available and certified, we cannot provide any assurance that we will be able to sell our products or to develop relationships with system integrators and OEMs in order to sell our products.

Any reduction in expenditures by communications service providers could have a negative impact on our results of operations.

Our products are sold to telecommunications carriers and service providers. A decline in their capital spending may reduce our sales, increase the need for inventory write-offs and increase our losses and our requirements for additional working capital, which may not be readily available to us. This could result in downward pressure on the price of our products, all of which would have a material adverse effect on our results of operations and stock price. Further, the number of carriers and service providers that are our potential customers may not grow or may decline as a result of, among other things, the substantial capital requirements needed to establish networks and the limited number of licenses granted in each country.

Since our revenues may vary from quarter to quarter and a significant percentage of our expenses are fixed and do not vary with revenues, our quarterly operating results are volatile and difficult to predict, which may negatively affect our stock price.

Our quarterly and annual operating results have fluctuated in the past and will likely vary in the future for a variety of reasons, many of which are outside of our control, including the following:

•
changes in the mix of our products sold, including the growth of sales of our WiMAX products offset by declines in sales of our legacy products and the wind down in sales under our contract with Yozan.

•	fluctuations in the size and timing of orders, as our customers are not typically required to purchase a specific number of our products in any given quarter;

•	the budget cycles of our customers and the timing of purchases by our customers and end-users of our products;

•	the size and timing of major deployments of our products;

•	delays in shipments or payment due to our customers inability to obtain licenses or for other reasons;

•	the loss of a major customer;

•	the adoption of new standards in our industry;

•	the development of competing technology, products or service, which may cause us to lose customers;

•	our ability to attract and retain technical and other talent;

•	the inability of our suppliers or manufacturers to fulfill our orders as a result of a shortage of key components;

•	mergers or acquisitions by us, our customers or our competitors;

•	the fulfillment of criteria necessary for us to recognize revenue; and

•	general economic conditions worldwide and in the United States.

We incur expenses in significant part based on our expectations of future revenue, and we expect our operating expense, in particular salaries and lease payments, to be relatively fixed in the short run. Accordingly, any decline in revenue for a particular quarter could have an immediate negative effect on results for that quarter, possibly resulting in a change in financial estimates or investment recommendations by securities analysts, which could result in a fall in our stock price. Because of the fluctuations we have experienced in our quarterly results, we do not consider quarter-to-quarter comparisons of our results of operations to be necessarily meaningful, and you should not rely on results in any particular quarter or quarters as an indication of future performance.

If we are not able to implement a program to reduce product costs over time, introduce new products or increase sales volume to respond to declines in the average selling prices of our products, our gross margin may decline.

We expect the average selling prices of our products to decline due to a number of factors, including competitive pricing pressures, rapid technological change, industry standardization and volume sales discounts. Accordingly, to maintain or increase our gross margin, we must develop and introduce new products or product enhancements with higher gross margins and implement product cost reductions. If our average selling prices continue to decline and we are not able to maintain or increase our gross margin, our results of operations could be harmed. In addition, when carriers begin to deploy systems using mobile WiMAX standards, which we expect will begin in 2008, our competitors may offer their products at relatively low prices in an effort to achieve early market acceptance. Accordingly, we may experience downward pricing pressure on our products, which would have an adverse affect on our margins.

If we are unable to compensate for declining sales of obsolescent products with sales of new products, our revenues will decline.

As certain of our current products become obsolescent, growth in sales of our new WiMAX products will be needed to compensate for this decline in revenues. As WiMAX is now regarded as likely to become a principal standard for the BWA industry, we are facing the risk of obsolescence of our non-WiMAX products. As a result, we expect our sales to continue to be materially adversely affected until increasing sales of WiMAX products compensate for the decline in sales of non-WiMAX products. For example, sales of our proprietary products declined significantly in 2006 and the first six months of 2007 and are expected to continue to decline. While our WiMAX sales have been increasing, those increases have not yet been sufficient to offset the decline in sales of our legacy products. In the course of committing to research and development, enhancing our existing products and developing the WiMAX product line, we have made projections and assumptions about the potential demand for our various product lines. If our projections or assumptions are incorrect for any reason, and our product lines do not sell as projected, our results of operations will be materially adversely affected.

Since we incur most of our operating expenses and a portion of our cost of goods sold in foreign currencies, fluctuations in the values of foreign currencies could have a negative impact on our profitability.

Although 76% and 81% of our sales in the six months of 2007 and for 2006, respectively, were denominated in U.S. dollars, and a majority of our cost of goods sold were denominated in U.S. dollars, we incur most of our operating expenses and a portion of our cost of goods in British pounds and, to a lesser extent, New Israeli Shekels and euros. In the six months periods ended July 1, 2007 and July 2, 2006, approximately 25% and 21%, respectively, of our combined operating expenses and cost of goods sold were denominated in British pounds. We expect these percentages to fluctuate over time. Fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations and our business and our currency hedging activities may not limit these risks. The value of foreign currencies may also make our products more expensive than local products because we typically bill in U.S. dollars.

Rapid technological changes and evolving industry standards, frequent new product introductions and short product life cycles may adversely affect our results of operations.

The markets for our products have been characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. Our success depends, in substantial part, on the timely and successful introduction of high quality new products and upgrades, as well as cost reductions on current products to address the operational speed, bandwidth, efficiency and cost requirements of our customers. With the adoption by the wireless broadband industry of the IEEE 802.16 and ETSI HiperMAN wireless MAN standards, our success will also depend on our ability to comply with these and other emerging industry standards and to operate with products of other suppliers.

With our WiMAX products, we are focused on delivering Internet Protocol (“IP”) based operating systems. The development of new, technologically advanced IP-optimized networking solutions and software products is a complex and uncertain process requiring high levels of innovation, as well as the anticipation of technological and market trends. Our commitment to develop and refine our IP based operating systems may result in our expenses growing at a faster rate than our revenues, particularly since the initial investment to bring a new or enhanced product to market may be high. We may not be successful in targeting new market opportunities, in developing and commercializing new products in a timely manner or in achieving market acceptance for our new products. As a result, we may expend research and development and other resources on projections that do not result in significant sales.

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

The adoption of open standards in the broadband wireless communications industry has resulted in increased competition.

With the adoption of WiMAX as the new industry standard for BWA and the setting of standards by the WiMAX Forum, our focus is increasingly on selling WiMAX products, and on introducing mobile WiMAX products, that are WiMAX Forum certified or that meet WiMAX standards. We anticipate that other BWA equipment suppliers will also increasingly sell products that are WiMAX Forum Certified or that meet WiMAX standards. As we bring WiMAX-based systems to market, we may face increased competition from a number of other manufacturers who are no longer restricted by our intellectual property rights from building competing products. To remain competitive, we believe we must continue to invest significant resources in research and development, sales and marketing and customer support for WiMAX. We cannot be certain that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to remain competitive. In developing products that conform to WiMAX Forum standards, we recognize that, by diminishing product differentiation, standardization may lower the barriers to entry by other manufacturers in the markets in which we seek to sell our products. If companies with greater resources than us manufacture any standards-based products to compete with us, their relative size, resources, marketing skills and financial incentives may prove to be more important to customers than product differentiation alone. Standardization is also likely to result in lower average selling prices. If we are unable to maintain our position as a technology leader in this market of open standards and broader competition, we may suffer reductions in revenues and margins and loss of market share, revenues and operating margins.

If we are not able to implement a program to conform our products to industry standards, our revenues may decline.

We have developed and continue to develop certain of our products in accordance with existing, emerging and anticipated wireless-industry standards. In particular, we developed our WiMAX wireless products and product features to conform to IEEE 802.16-2004 and IEEE 802.16e standards. If our products fail to comply with these standards, we may not be able to sell them. Industry standards are subject to change from time to time by their regulatory bodies. In addition, our competitors may attempt to influence the adoption of standards that are not compatible with our products, and we may not have the resources or ability to influence such adoption ourselves. If, as a result of any changes, the products we have developed fail to meet or are delayed in meeting then-applicable industry standards, we may not be able to sell such products.

Our future success also depends in part on the acceptance by our customers of products that meet these industry standards. If the WiMAX Forum does not adopt these standards or if our customers are unable to successfully deploy products based on these standards, we will not be successful selling these products. In addition, potential customers may delay orders in anticipation of the introduction of new products that are designed to comply with anticipated future standards.

Competition from larger, better-capitalized or emerging competitors could result in price reductions, reduced gross margins and loss of or diminished growth of market share.

We compete in a relatively new, rapidly evolving, highly competitive and fragmented market. We now compete with companies that are producing both mobile and fixed wireless communications systems, wired DSL, cable networks, fiber optic cable, certain satellite technologies and other new entrants to this industry, as well as traditional communications companies. The recent adoption of WiMAX standards and the expected increased capital spending on WiMAX applications is likely to result in new competitors entering the markets in which we sell our products.

Competitors vary in size and resources and in products and services offered. With respect to the fixed broadband wireless solutions we offer today for use with licensed and unlicensed frequencies, we believe we compete directly with Nokia Siemens Networks, Alcatel-Lucent, Motorola, Inc., Huawei Technologies Co., Ltd., Alvarion, Ltd., and SR Telecom Inc, a number of smaller privately-held companies and with divisions of a number of institutional telecommunications equipment companies. In addition, some of the entities to which we currently sell our products may develop the capacity to manufacture their own products.

Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources as well as more established distribution channels and greater name recognition. These competitors may be able to respond more rapidly to new or emerging technologies such as mobile WiMAX and changes in customer requirements than we can and can devote greater resources to attempting to influence the composition of future WiMAX standards. They may also be able to devote greater resources to the development, promotion, sale and financing of their products than we can. Furthermore, some of our competitors have made or may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to gain customer market share rapidly. These competitors may enter our existing or future markets with systems that may be less expensive, provide higher performance or contain additional features. In addition, large customers are sometimes reluctant to base an important line of business on equipment purchased from a smaller vendor such as Airspan. In addition, both larger and smaller communications service providers may also decide to wait to see how a new technology develops before committing any significant resources to deploying equipment from a particular supplier. We believe this tendency to “wait and see” with respect to new technology is already affecting the market place, resulting in increased customer caution on WiMAX purchases in advance of the introduction of WiMAX mobile standards.

We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that may supplant or provide lower-cost alternatives to our systems. This and other factors could result in lower revenues or a loss of market shares, which could cause our stock price to fall.

An inability to overcome competition from alternative communication systems could adversely affect our results of operations.

We already face, and may increasingly encounter, competition from competing wireless technologies, such as cellular technology, that are constantly improving. Cellular networks are now capable of delivering both voice and broadband data connectivity to fixed, mobile, nomadic and portable applications. These technologies, such as 1XRTT and EVDO, have the ability to provide for multiple voice channels and rate data services at transmission rates of 512Kbps on the uplink and 2.4 Mbps on the down link. Their data rates speeds continue to improve as they are modified. In addition, our technology competes with other high-speed solutions, such as wired DSL, cable networks, fiber optic cable and occasionally satellite technologies. Our products compete with alternative communications systems on the basis of reliability, price and functionality. For example, the performance and coverage area of our wireless systems are dependent on certain factors that are outside of our control, including features of the environment in which the systems are deployed, such as the amount of clutter (natural terrain features and man-made obstructions) and the radio frequency available. Depending on specific customer needs, these obstacles may make our technology less competitive in comparison with other technologies and make other technologies less expensive or more suitable. Our business may also compete in the future with products and services based on other wireless technologies and other technologies that have yet to be developed.

We currently depend on a few key customers for substantially all of our sales. A loss of one or more of those customers could cause a significant decrease in our net revenue.

We currently derive, and expect to continue to derive, a substantial percentage of our net sales from fewer than ten customers. For the six months ended July 1, 2007 and in fiscal 2006, 70% and 72%, respectively, of our revenue was derived from our top ten customers. In addition, in 2006, Axtel and Yozan accounted for 26% and 19%, respectively, of our revenues. For the six months ended July 1, 2007, however, Axtel and Yozan accounted for only 20% and 22%, respectively, of our revenues, and we expect that revenue from Axtel and Yozan will continue to decline during second half of 2007 and thereafter. We believe that there are certain economies of scale inherent in our industry. Accordingly, if we are unable to replace the revenue previously generated by Axtel and Yozan with revenue from other significant customers or if we lose other large customers, our gross profit margins, profitability and efforts to preserve cash resources could be negatively affected.

The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. We anticipate that our operating results will continue to depend on sales to a small number of key customers in the foreseeable future. In general, our contracts with our larger customers involve major deployments that require several months to fulfill, so our results may depend on the same major customers for consecutive quarters. We cannot assure you that, once a contract is fulfilled, the customer will purchase upgrades, new products or services from us. We must, therefore, continually seek new customers in order to increase our revenue, and there can be no assurance that we will be successful in doing so.

Many of our customers execute short-term purchase orders or contracts that allow our customers to terminate without significant penalties.

Our contracts and purchase orders are separately negotiated with each of our customers and the terms vary widely. A majority of our customers execute only short-term purchase orders for a single system or a small number of systems at one time instead of long-term contracts for large-scale deployment of our systems. These contracts and purchase orders do not ensure that they will purchase any additional products beyond those specifically listed in the order.

Moreover, since we often believe that these purchase orders may represent the early portion of longer-term customer programs, we often expend significant financial, personnel and operational resources to fulfill these orders. If our customers fail to purchase additional products to fulfill their programs, we may be unable to recover the costs we incur and our margins could suffer.

In addition, our typical contracts are generally non-exclusive and contain provisions allowing our customers to terminate the agreement without significant penalties. Our contracts also may require certain shipment, delivery and installation commitments on our part. If we fail to meet these commitments, our customer contracts typically permit the customer to terminate the contract or impose monetary penalties on us.

Changes in telecommunications regulation or delays in receiving licenses could adversely affect many of our customers and may lead to lower sales.

Many of our customers are subject to extensive regulation as communications service providers, including with respect to the availability of radio frequencies for two-way broadband communications. Each country has different regulations and regulatory processes for wireless communications equipment and for the uses of radio frequencies. Some of our products operate in license-exempt bands, while others operate in licensed bands in different jurisdictions. In addition, changes in laws or regulations that adversely affect existing and potential customers could lead them to delay, reduce or cancel expenditures on communications access systems, which actions would harm our business. In the past, anticipated customer orders have been postponed because of regulatory issues in various countries. The resolution of those issues can be lengthy and the outcome can be unpredictable. Some of the orders we receive from customers are contingent upon their receipt of licenses from regulators, the timing of which can often be uncertain. Depending on the jurisdiction, the receipt of licenses by our customers may occur, if at all, a year or more after they initially seek those licenses.

At present there are few laws or regulations that specifically address our business of providing communications access equipment. However, future regulation may include access or settlement charges or tariffs that could impose economic burdens on our customers and us. We are unable to predict the impact, if any, that future legislation, judicial decisions or regulations in the countries in which we do business will have on our business.

Our sales cycle is typically long and unpredictable, making it difficult to accurately predict inventory requirements, forecast revenues and control expenses.

Typically our sales cycle can range from one month to two years and varies by customer. The length of the sales cycle with a particular customer may be influenced by a number of factors, including the commitment of significant cash and other resources associated with the purchase, lengthy testing and evaluations, and regulatory and licensing requirements on the part of the customer. In addition, the emerging and evolving nature of the communication access market may cause prospective customers to delay their purchase decisions as they evaluate new and/or competing technologies or, wait for new products or technologies to come to market. We expect that our sales cycles will continue to be long and unpredictable, and, as the average order size for our products increases, our customers’ processes for approving purchases may become more complex and lead to an even longer sales cycle. For example, we have found that the length of our sales cycle has increased as an increasing percentage of our revenues comes from WiMAX products. Accordingly, it is difficult for us to anticipate the quarter in which particular sales may occur, to determine product shipment schedules and to provide our manufacturers and suppliers with accurate lead-time to ensure that they have sufficient inventory on hand to meet our orders. Therefore, our sales cycle impairs our ability to recognize and forecast revenues and control expenses.

In addition, particularly with our WiMAX products, we may enter into contracts that involve multiple deliveries of different elements and are sometimes of a turn key nature. The requirements in these contracts can affect the timing of revenue recognition under generally accepted accounting principles (“GAAP”). These requirements include customer acceptance requirements, guarantees of coverage, guarantees of upgrades and guarantees of certification. GAAP may preclude us from recognizing revenue under such contracts until these milestones have been met.

We make estimates relating to customer demand and errors in our estimates may have negative effects on our inventory levels, revenues and results of operations.

We have historically been required to place firm orders or binding forecasts for products and components with our suppliers to ensure that we are able to meet our customers’ demands. These commitments to our suppliers may be placed up to six months prior to the anticipated delivery date based on our existing customer purchase commitments and our forecasts of future customer demand. Our sales process requires us to make multiple forecast assumptions relating to expected customer demand, each of which may introduce error into our estimates, causing excess inventory to accumulate or a lack of product supply when needed. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect or at all. As a result, we have sometimes had excess inventory, which has increased our net losses. For example, in the second quarter of 2007 we recorded an inventory write down of $5.9 million as a result of reduced demand for out non-WiMAX revenues. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity were available, we may lose revenue opportunities and market share and may damage our customer relationships.

Our international sales may be difficult and costly as a result of the political, economic and regulatory risks in those regions.

Sales to customers based outside the U.S. have historically accounted for a substantial majority of our revenues. In the six months ended July 1, 2007 and July 2, 2006, our international sales (sales to customers located outside the U.S. which includes a small percentage of U.S. customers where the final destination of the equipment is outside of the U.S.) accounted for approximately 90% and 94% of our total revenue. In the first six months of 2007, 37% of our revenue was derived from customers in North and South America, 34% from customers in Europe, Africa and the Middle East, with Asia accounting for 29% of revenues. In many international markets, long-standing relationships between potential customers and their local suppliers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuing international opportunities may require significant investments for an extended period before returns on such investments, if any, are realized and such investments may result in expenses growing at a faster rate than revenues. The following risks inherent in international business could reduce the international demand for our products, decrease the prices at which we can sell our products internationally or disrupt our international operations, which could adversely affect our operations:

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

We may not be able to establish or expand our relationships with major system integrators and telecommunications equipment OEMs, which would harm our ability to generate revenue.

We believe that our future success, particularly with respect to WiMAX, will increasingly depend upon our ability to establish and expand our relationships with major system integrators and telecommunications equipment OEMs.  A significant amount of our products are sold to and through systems integrators for integration into their systems, rather than directly to carriers. As a result, the level of our sales depends on the success the quality and market acceptance of the products of these systems integrators and OEMs, as well as their sales and marketing efforts, all of which are not within our control. Adverse events affecting these systems integrators and OEMs, such as financial difficulties or technical problems with their products could have a material adverse effect on our results of operations. In addition, the termination of any existing or future relationships with systems integrators or OEMs could result in our selling fewer products.

Our operations in Israel may be disrupted by political and military tensions in Israel and the Middle East.

We conduct various activities related to our WipLL, WiMAX and AS.TONE products in Israel, including research and development; design; raw material procurement; and manufacturing through manufacturing subcontractors based in Israel. Our operations could be negatively affected by the political and military tensions in Israel and the Middle East.

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

Our dependence on key suppliers may result in product delivery delays if they do not have components in stock or terminate their non-exclusive arrangements with us.

Some of the key components of our products are purchased from single vendors, including printed circuit board assemblies, application specific integrated circuits and radio frequency filters, for which alternative sources are generally not readily available in the short to medium term. If our vendors fail to supply us with components because they fail to remain in business, fail to meet our quality or production requirements, do not have the components in stock when we need them, or if the supply of the components in the market is limited, or if our vendors reduce or eliminate their manufacturing capacity for these components or enter into exclusive relationships with other parties which prevent them from selling to us, we could experience significant delays in shipping our products while we seek other supply sources. Delays in shipping could result in our customers claiming damages, increased costs, and damage to our reputation and loss of future business. At times we have been forced to purchase these components from distributors instead of from the manufacturers, which has significantly increased our costs. During the second quarter of 2007, as a result of a temporary shortage of a component, we had difficulty manufacturing enough WiMAX products to meet certain existing orders in a timely manner. We do not have long-term contracts with all of our suppliers. Instead, we execute purchase orders approximately three to six months in advance of when we believe we may need the components. In those instances in which we do not have a long-term contract with a supplier, the supplier may terminate our relationship upon six months’ prior notice. In addition, we may not be able to replace, or may experience increased costs if we are required to replace, an existing supplier.

Our dependence on contract manufacturers may result in a material adverse effect on our business if they are unable to fill our orders on a timely basis or if they terminate their non-exclusive agreements with us

We generally outsource the manufacturing of our products to subcontractors. These contract manufacturers have limited manufacturing capacity, and we cannot be sure that they will at all times have the capacity that we require to fill our customers’ orders. In addition, our reliance on contract manufacturers subjects us to a number of other risks, including risks related to limited control of delivery schedules, manufacturing yields and production costs, and quality assurance and control. Our contracts with our major manufacturing subcontractors are non-exclusive and most contracts may be terminated with six months notice by either party without significant penalty. The process of replacing any of our contract manufacturers would likely take at least six months, and any related delay could cause a material interruption in our ability to deliver products to our customers.

We rely on our forecasts of future orders to make purchasing and manufacturing decisions and provide our contract manufacturers with orders well in advance of the time that we expect to sell those products. If a forecast turns out to be inaccurate, it may lead either to excess inventory that would increase our costs or a shortage of components that would delay shipments of our systems.

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

Our success has historically relied in part on proprietary technology. We have used a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights associated with our products other than our WiMAX products. Despite our efforts to protect our proprietary rights, we cannot be certain that the steps we have taken will prevent misappropriation of our technology, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights. The laws of some foreign countries, particularly in Asia, do not protect our proprietary rights to the same extent as the laws of the U.S. and the U.K., and we may encounter substantial infringement problems in those countries. In addition, we do not file for patent protection in every country where we conduct business. In instances where we have licensed intellectual property from third parties, we may have limited rights to institute actions against third parties for infringement of the licensed intellectual property or to defend any suit that challenges the validity of the licensed intellectual property. If we fail to adequately protect our intellectual property rights, or fail to do so under applicable law, it would be easier for our competitors to copy our products and sell competing products at lower prices, which would harm our business.

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

The status of intellectual property WiMAX technology is currently unclear and developing. It is difficult to determine what parties, if any, hold patents or other rights with respect to intellectual property that is used in WiMAX products, including ours. In addition, Mobile WiMAX technology is a new technology with greater uncertainty regarding the status of relevant intellectual property and could involve greater patent licensing issues and more potential for intellectual property disputes than fixed WiMAX technology. Patent surveys commissioned by the WiMAX Forum suggest that there are approximately 1,550 existing patents that may be deemed to cover some portion of WiMAX technology. We cannot be certain that holders of some of these patents or other patent holders will not assert claims against us in the future, including after we begin to sell mobile WiMAX products.

For example, we received a letter dated November 9, 2006 from Wi-LAN Inc. raising various patent infringement claims and offering us a license of various Wi-LAN patents relating to technology used in our WiMAX products. After reviewing Wi-LAN’s Claims, on February 1, 2007, we sent a letter to Wi-LAN notifying them that we did not believe that we require a license from Wi-LAN. On May 29, 2007, we received a follow up letter and materials from Wi-LAN which continued to assert those claims. The Company is currently reviewing this matter in consultation with its patent counsel. If Wi-LAN determines to pursue claims against us for patent infringement, we might not be able to defend such claims successfully. Even if we were to prevail in such litigation, the associated costs could deplete our financial resources, and our management’s attention and resources could be diverted. Alternatively, we may be required to seek a license to use certain technology from Wi-LAN. We cannot be certain that Wi-LAN would provide such a license or, if it did, what the economic or other terms of the license would be. Such a license could require us to make significant payments with respect to past and/or future sales of our products, and such payments might significantly reduce the margins on sales of our products.

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

If our hardware or software contains undetected errors, we could experience:

•	delayed or lost revenues and reduced market share due to adverse customer reactions;
•	higher warranty costs and other costs and expenses due to the need to provide additional products and services to a customer at a reduced charge or at no charge;
•	claims for substantial damages against us, regardless of our responsibility for any failure, which may lead to increased insurance costs;
•	diversion of research and development resources to fix errors in the field;
•	negative publicity regarding us and our products, which could adversely affect our ability to attract new customers;
•	increased insurance costs; and
•	diversion of management and development time and resources.

Our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims or our insurer may disclaim coverage as to any future claim. In addition, our products are often integrated with other network components. Incompatibilities between our products and these components could result in material harm to the service provider or its subscribers. These problems could adversely affect our cash position or our reputation and competitive position.

We have made, and may continue to make, strategic acquisitions or enter into joint ventures. If we are not successful in operating or integrating these acquisitions or joint ventures, our business, results of operations and financial condition may be materially and adversely affected.

In the past, we have acquired companies that we believed would enhance the expansion of our business and products, and we may do so in the future. Acquisitions involve significant risks and uncertainties, including:

•	the industry may develop in a different direction than anticipated and the technologies we acquire may not prove to be those we need;
•	the future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;
•	the revenues of acquired businesses may not offset increased operating expenses associated with these acquisitions;
•	potential difficulties in integrating new products, personnel, technology, software, businesses and operations in an efficient and effective manner;
•	significant write-offs;
•	our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;
•	potential loss of key employees of the acquired businesses;
•	diversion of the attention of our senior management from the operation of our daily business;
•	entering new markets in which we have limited experience and where competitors may have a stronger market presence;
•	the potential adverse effect on our cash position as a result of all or a portion of an acquisition purchase price being paid in cash;
•	potential issuance of securities that are superior to the rights of holders of our common stock, or that would dilute our shareholders’ percentage ownership;
•	potential assumption and/or incurrence of liabilities and the increased risk of costly and time-consuming litigation, including stockholder lawsuits; and
•	the potential assumption of significant amounts of debt.

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

On August 7, 2007, we and our wholly-owned subsidiary, Airspan Communications Limited, entered into an amendment to our August 1, 2006 Loan and Security Agreement (the “Loan and Security Agreement”) with SVB, with respect to a revolving credit line. For the term of the credit line, which expires on December 31, 2008, we may, subject to certain adjustments, borrow up to the lesser of (i) $20 million and (ii) 80% of eligible accounts receivable. We are currently drawing on the credit line, and we expect to continue to use it in 2008. Although we believe the credit facility will increase our financial resources and financial flexibility, our use of the credit facility does present certain risks. Our ability to borrow under the credit facility is a function of, among other things, our base of eligible accounts receivable and the rate at which advances are made against eligible receivables (the “Advance Rate”). If the amount or quality of our accounts receivable deteriorates or the Advance Rate or eligibility criteria are adjusted adversely by SVB, our ability to borrow under the credit facility will be directly, negatively affected. If there is an adverse adjustment in the borrowing base at a time when we are unable to, within three business days, repay SVB the amount by which the borrowing base has been decreased, we will likely be in default under the Loan and Security Agreement. In addition, the credit facility requires us to satisfy certain financial covenants, including the maintenance of tangible net worth (as defined in the Agreement) of at least $28 million at the end of our second fiscal quarter of 2007, with such required amount to be increased for each fiscal quarter after our second fiscal quarter of 2007 by 50% of (i) our positive net income, (ii) proceeds of stock issuances, and (iii) proceeds of indebtedness which is subordinated to our obligations to SVB. There is no assurance the Company will be able to meet this covenant as required by the Loan and Security Agreement. As a result, we cannot provide any assurance that we will be able to borrow under the Loan and Security Agreement at a time when we most need money to fund working capital or other needs and prohibit us from paying dividends on our capital stock. The credit facility also contains various provisions that restrict our use of cash and operating flexibility. These provisions could have important consequences for us, including (i) causing us to use a portion of our cash flow from operations for debt repayment and/or service rather than other perceived needs, (ii) precluding us from incurring additional debt financing for future working capital or capital expenditures and (iii) impacting our ability to take advantage of significant, perceived business opportunities, such as acquisition opportunities or to react to market conditions. Our failure to meet financial and other covenants could give rise to a default under the Loan and Security Agreement. In the event of an uncured default, the Loan and Security Agreement provides that all amounts owed to SVB are immediately due and payable and that SVB has the right to enforce its security interest in our assets. The Loan and Security Agreement is secured by collateral, including our all of rights and interests in substantially all of our personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, books and records, contract rights and proceeds of the above items.

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

As of the date of this report, it is our understanding that Oak Investment Partners XI, Limited Partnership (“Oak”) owns all of the outstanding shares of the Company’s Series B Preferred Stock (the “Series B Shares”). Based upon our capitalization as of June 30, 2007, the Series B Shares are initially convertible into a total of approximately 33% of our common stock (without giving effect to the exercise or conversion of any other outstanding options, warrants or convertible securities) and represent approximately 29% of the voting power outstanding.

Because Oak has the ability to own a significant percentage of our voting power, it may have considerable influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including the election of directors and approval of mergers, consolidations and the sale of all or substantially all of our assets. In addition, for as long as Oak is the holder of at least a majority of the issued and outstanding shares of Series B Preferred Stock and the number of shares of common stock into which the then outstanding shares of Series B Preferred Stock are convertible represents at least fifteen percent of the total issued and outstanding shares of our common stock, Oak will be entitled to elect one member of our Board of Directors. Mr. Bandel L. Carano, one of our directors has been designated by Oak as Oak’s appointee to the Board.

So long as the Series B Preferred Stock is outstanding, we have agreed to refrain from taking certain actions without the approval of the holders of a majority of the then outstanding Series B Preferred Stock voting separately as a class. The rights and privileges of the Series B Preferred Stock may have an effect on our conduct of operations, financing or investing.

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

Item 6. EXHIBITS

3.1	Second Amended and Restated Articles of Incorporation of Airspan (1)
3.2	Articles of Amendment to the Articles of Incorporation of Airspan (2)
3.3	Articles of Amendment to the Articles of Incorporation of Airspan (3)
3.4	Amended and Restated Bylaws of Airspan (4)
4.1	Form of Airspan's common stock certificate (5)
4.2	Preferred Stock Purchase Agreement, dated July 28, 2006, among Airspan and Oak Investment Partners XI, Limited Partnership, including exhibits thereto (6)
10.1	First Amendment to Loan and Security Agreement dated August 7, 2007 between Silicon Valley Bank, Airspan Networks Inc. and Airspan Communications Limited*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith
1	Incorporated by reference to Airspan's Form 10-Q for the quarter ended April 4, 2004
2	Incorporated by reference to Airspan's report on Form 8-K filed on September 15, 2004
3	Incorporated by reference to Airspan's report on Form 8-K filed on September 26, 2006
4	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2006
5	Incorporated by reference to Airspan's Registration Statement on Form S-1 (333-34514) filed April 11, 2000
6	Incorporated by reference to Airspan's report on Form 8-K filed on August 1, 2006

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRSPAN NETWORKS INC.

Date: August 10, 2007	By:	/s/ DAVID BRANT
Name: David Brant Title: Chief Financial Officer

EXHIBIT INDEX

3.1	Second Amended and Restated Articles of Incorporation of Airspan (1)
3.2	Articles of Amendment to the Articles of Incorporation of Airspan (2)
3.3	Articles of Amendment to the Articles of Incorporation of Airspan (3)
3.4	Amended and Restated Bylaws of Airspan (4)
4.1	Form of Airspan's common stock certificate (5)
4.2	Preferred Stock Purchase Agreement, dated July 28, 2006, among Airspan and Oak Investment Partners XI, Limited Partnership, including exhibits thereto (6)
10.1	First Amendment to Loan and Security Agreement dated August 7, 2007 between Silicon Valley Bank, Airspan Networks Inc. and Airspan Communications Limited*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith
1	Incorporated by reference to Airspan's Form 10-Q for the quarter ended April 4, 2004
2	Incorporated by reference to Airspan's report on Form 8-K filed on September 15, 2004
3	Incorporated by reference to Airspan's report on Form 8-K filed on September 26, 2006
4	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2006
5	Incorporated by reference to Airspan's Registration Statement on Form S-1 (333-34514) filed April 11, 2000
6	Incorporated by reference to Airspan's report on Form 8-K filed on August 1, 2006