Form 10-Q
period 2007-09-30
AIRSPAN NETWORKS INC
filed 2007-11-08
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Non-accelerated filer ☐  Large accelerated filer ☐  Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2007
Common Stock, $.0003 par value per share	58,501,796 shares

i

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31, 2006	September 30, 2007
	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,890	$38,300
Restricted cash	1,111	237
Short-term investments	10,233	10,513
Accounts receivable, less allowance for doubtful accounts of $5,489 at December 31, 2006 and $6,932 at September 30, 2007	31,063	26,796
Unbilled accounts receivable	711	274
Inventory	23,624	17,490
Prepaid expenses and other current assets	5,935	5,363
Total current assets	88,567	98,973
Property, plant and equipment, net	5,705	5,483
Goodwill	10,231	10,231
Intangible assets, net	2,806	2,103
Other non-current assets	3,245	3,186
Total assets	$110,554	$119,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,940	$15,687
Accrued taxes	687	681
Deferred revenue	6,656	5,113
Customer advances	1,665	1,233
Other accrued expenses	16,197	11,302
Short-term debt	—	7,500
Total current liabilities	41,145	41,516
Long-term debt	1,554	1,597
Accrued interest on long-term debt	153	142
Total liabilities	42,852	43,255

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value; 250,000 shares authorized at December 31, 2006 and September 30, 2007; 200,690 shares issued at December 31, 2006 and September 30, 2007	-	-
Common stock, $0.0003 par value; 100,000,000 shares authorized at December 31, 2006 and September 30, 2007; 40,380,910 and 56,245,872 issued at December 31, 2006 and September 30, 2007, respectively	12	17
Note receivable – stockholder	(87)	(87)
Additional paid-in capital	308,768	344,493
Accumulated deficit	(240,991)	(267,702)

Total stockholders’ equity	67,702	76,721
Total liabilities and stockholders’ equity	$110,554	$119,976

The accompanying notes are an integral part of these financial statements.

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share and per share data)

	Quarter Ended		Year-to-Date
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
	(unaudited)		(unaudited)

Revenue	$27,303	$22,470	$96,538	$71,203
Cost of revenue	(20,047)	(14,680)	(74,119)	(53,311)
Gross profit	7,256	7,790	22,419	17,892
Operating expenses:
Research and development	6,065	6,186	18,850	17,573
Sales and marketing	4,051	3,521	13,582	10,391
Bad debt	297	632	1,548	1,587
General and administrative	4,072	3,010	12,154	11,184
Amortization of intangibles	276	234	826	702
Restructuring	1,528	—	1,528	(485)
Total operating expenses	16,289	13,583	48,488	40,952
Loss from operations	(9,033)	(5,793)	(26,069)	(23,060)
Interest expense	(78)	(175)	(162)	(246)
Interest and other income	5	223	885	794
Loss before income taxes	(9,106)	(5,745)	(25,346)	(22,512)
Income tax credits/(charge)	(17)	(24)	262	(61)
Net loss before deemed dividend	(9,123)	(5,769)	(25,084)	(22,573)
Deemed dividend associated with preferred stock	(9,179)	(4,138)	(9,179)	(4,138)
Net loss attributable to common stockholders	$(18,302)	$(9,907)	$(34,263)	$(26,711)

Net loss attributable to common stockholders per share - basic and diluted	$(0.46)	$(0.24)	$(0.86)	$(0.65)
Weighted average shares outstanding- basic and diluted	40,137,526	41,905,579	39,924,492	41,084,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year-to-date	Year-to-date
	October 1, 2006	September 30, 2007
	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(25,084)	$(22,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,793	2,835
Accrued interest on long-term debt	(101)	31
Non-cash stock compensation	1,829	1,846
Revaluation of long-term debt	200	—
Loss on sale of property, plant and equipment	—	10
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	(74)	4,705
(Increase)/decrease in inventories	(6,515)	6,135
(Increase)/decrease in other current assets	(4,207)	572
Decrease in accounts payables	(703)	(253)
Increase/(decrease) in deferred revenue	1,206	(1,543)
Decrease in customer advances	(9,359)	(432)
Increase/(decrease) in other accrued expenses	1,183	(4,901)
Decrease in other operating assets	995	933
Net cash used in operating activities	(37,837)	(12,635)

Cash flows from investing activities
Purchase of property, plant and equipment	(2,744)	(1,921)
Purchase of short-term investments	(2,005)	(12,274)
Proceeds from sale of short-term investments	7,017	11,994
Net cash provided by (used in) investing activities	2,268	(2,201)

Cash flows from financing activities
Borrowings under line of credit	-	7,500
Proceeds from public offering, net of issuance costs	-	28,022
Proceeds from the exercise of stock options	583	1,122
Proceeds from sale of common stock	332	602
Proceeds from sale of Series “B” preferred stock, net of issuance costs	28,692	-
Net cash provided by financing activities	29,607	37,246
(Decrease) increase in cash and cash equivalents	(5,962)	22,410
Cash and cash equivalents, beginning of period	44,140	15,890
Cash and cash equivalents, end of period	$38,178	$38,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airspan Networks Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Business

Airspan Networks Inc. (“Airspan” or “the Company”) is a global supplier of broadband wireless equipment supporting the Worldwide Interoperability for Microwave Access (“WiMAX”) protocol standard, which provides a wide area telecommunication access network to connect end-users to telecom backbone networks. The WiMAX standard is established by the WiMAX ForumR, a self-regulatory, industry standards-setting organization. While our main product focus is WiMAX, we utilize other supplemental technologies, including Wireless Fidelity (“Wi-Fi”) and Voice-over-Internet Protocol (“VoIP”), which allow communications network operators and service providers to deliver high-speed data and voice services cost-effectively using wireless communications rather than wired infrastructure.

Historically, the primary market for our wireless systems has been fixed point to multi-point applications. Our development of new technology has expanded the market to include portable and mobile applications. Today, we produce radio base station equipment to transmit radio signals from a central location to the end-user who is equipped with a subscriber receiving unit. Our WiMAX products now enable major network migrations to Internet Protocol (“IP”), which makes higher transmission speeds possible due to more efficient transmission techniques. After the expected certification of mobile WiMAX standards, we expect our mobile applications will be made available directly to end-user devices such as laptops and PDAs to deliver wireless connectivity - at home, in the office and on the move. Leveraging our experience with WiMAX technology and our experience gained from 15 years of developing and deploying broadband wireless systems, we are focused on developing products for these mobile WiMAX applications in addition to our fixed wireless products.

Our primary target customers are communications service providers and other network operators that deploy WiMAX networks in licensed and unlicensed (license-exempt) spectrums worldwide. These customers include incumbent local exchange carriers (often referred to as “local exchange carriers”, “ILECs”, or simply telephone companies), Internet service providers (often referred to as “ISPs”), Wireless Internet Service providers (often referred to as “WISPs”), Mobile Virtual Network Operators (often referred to as “MVNOs”), Competitive Local Exchange Carriers (“CLECs”), and other telecommunications users, such as utilities and other enterprises. As mobile WiMAX products are deployed, we are also targeting mobile and cellular carriers, which represent a significant expansion of our traditional addressable market. Our broadband wireless systems have been installed by more than 400 network operators in more than 100 countries.

Each of our wireless systems uses digital radio technologies, which provide wide-area or local-area coverage, robust security and resistance to fading. Our systems synchronize available bandwidth with the specific services being provided, thereby facilitating the most efficient use of radio equipment resources and spectrum. Our systems are designed as modular solutions enabling the expansion of existing deployments as technologies and customer needs evolve. We provide a wide range of subscriber devices that deliver voice and data connection, or a combination of both, eliminating the need for multiple access devices in customer premises. We recently announced the introduction of a portable miniature device that can be plugged into a standard laptop and can provide VoIP capability, thereby optimizing the use of WiMAX for voice services.

Our products include software products that enable our customers to perform ongoing network management. The network management systems provide diagnostic and management tools that allow our customers to monitor and optimize their installations. To facilitate the deployment and operation of our systems, we also offer network installation, training, radio planning and support services.

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2007, our material commitments consisted of obligations on operating leases, repayment of principal and interest owed on the Tekes loans and purchase commitments to our manufacturing subcontractors. These purchase commitments totaled $25.0 million at September 30, 2007. We have no material capital commitments.

Warranty

We provide limited warranties, usually for periods ranging from twelve to twenty-four months, to all purchasers of our new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and other relevant factors, including “back to back” warranty coverage provided by our contract manufacturers. Management believes that the amounts provided are sufficient for all future warranty costs on equipment sold through September 30, 2007 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in our product warranty liabilities was as follows for the nine months ended September 30, 2007.

Nine months ended September 30, 2007	Balance at beginning of period	Accrual for warranties issued during the period	Changes in accruals related to pre-existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period

Product warranty liability	$985	$377	$(109)	$(324)	$929

Other guarantees

We had delivered to landlords and customers bank guarantees aggregating $2,134 at September 30, 2007 and $6,434 at December 31, 2006. The foregoing figures represent the maximum potential amount of future payments the Company could be required to make under these guarantees. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for $1,478 of the guarantees. Where the cash has been pledged for guarantees that expire in less than one year, we have classified these pledges as restricted cash ($237 in aggregate). Where the guarantees have maturities greater than one year, the cash pledged as collateral has been classified as other non-current assets ($1,240). A total of $656 in guarantees has been issued under the line of credit provided by Silicon Valley Bank, which does not require any related pledge of cash collateral. These guarantees will all expire before the end of 2010.

In addition to the guarantees mentioned above, the Company has issued a guarantee to Tekes, the main public funding organization for research and development in Finland, for the repayment of loans taken out by the Company’s fully consolidated subsidiary, Airspan Networks (Finland) OY. These loans total $1,739 at September 30, 2007, which includes $142 of accrued interest, and are recorded in long-term debt. This guarantee expires only when Airspan Networks (Finland) OY has fulfilled all of its obligations to Tekes.

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

This action is being coordinated with approximately three hundred nearly identical actions filed against other companies. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but allowed the Section 11 claim to proceed. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus,” cases. The plaintiffs selected these six cases, which do not include Airspan. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of issuers, including Airspan, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. If the plaintiffs are successful in obtaining class certification, they are expected to amend the complaint against Airspan and the other non-focus case issuers in the same manner that they amended the complaints against the focus case issuers and to seek certification of a class in Airspan’s case. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of any such settlement and whether that amount would be greater than Airspan’s insurance coverage. If Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan’s insurance coverage and whether such damages would have a material impact on our results of operations or financial condition in any future period.

On October 9, 2007, a purported Airspan shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters. The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-01638, filed in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company.

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

NOTE 3 - STOCK COMPENSATION

At September 30, 2007, we had three stock option plans as well as the 2004 Omnibus Equity Compensation plan and the 2000 Employee Stock Purchase Plan (“ESPP”). Awards under the 2004 Omnibus Equity Compensation Plan may be made to participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock, stock awards, performance shares, other stock-based awards and others forms of equity based compensation as may be provided and are permissible under this plan and the law. Employee stock options granted under all of the plans generally vest over a four-year period and expire on the tenth anniversary of their issuance. All options granted under the stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified performance conditions and/or the passage of time. Awards of restricted stock that vest only by the passage of time will generally fully vest after four years from the date of grant. At September 30, 2007, the Company had remaining a total of 8,443,312 shares authorized but unissued under the above plans.

The following table summarizes share-based compensation expense under SFAS 123(R) for the three and nine months ended September 30, 2007 and October 1, 2006, which was allocated as follows (in thousands):

	Three Months Ended October 1, 2006	Three Months Ended September 30, 2007	Nine Months Ended October 1, 2006	Nine Months Ended September 30, 2007

Research and development	$145	$277	$511	$601
Sales and marketing	171	152	635	548
General and administrative	265	179	667	694
Stock-based compensation expense included in operating expense	581	608	1,813	1,843
Cost of sales	4	16	30	33
Total stock-based compensation	$585	$624	$1,843	1,876

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

The summary of the changes in stock options outstanding under the Company’s stock based compensation plans during the nine months ended September 30, 2007 is presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, beginning of period	5,570,009	$4.10
Granted	974,400	3.89
Forfeited	(610,526)	4.32
Exercised	(470,318)	2.39
Outstanding, end of period	5,463,565	4.18
Exercisable, end of period	3,427,628	$4.11

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options as of September 30, 2007:

	Outstanding Options			Options Exercisable
		Weighted			Weighted
	Number of	Average	Remaining	Number of	Average
	Outstanding	Exercise	Contractual	Exercisable	Exercise
Exercise Price Ranges	Options	Price	Life in Years	Options	Price

$0.30 - 2.00	970,298	$1.16	4.04	970,298	$1.16
2.20-3.67	1,015,987	2.83	7.95	383,939	2.80
3.84-4.28	927,780	4.23	8.72	205,021	4.12
4.37-4.94	943,702	4.55	5.17	795,603	4.48
4.97-6.00	1,039,116	5.58	5.34	709,928	5.50
6.01-15.00	566,682	8.54	6.15	362,839	9.88

	5,463,565	$4.18	6.22	3,427,628	$4.11

As of September 30, 2007, the weighted average remaining contractual life of options exercisable was 4.98 years and their aggregate intrinsic value was $1,339. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $1,718. Cash received from stock option exercises for the nine months ended September 30, 2007 was $1,122. Because we maintained a full valuation allowance on our U.S. deferred tax assets, we did not recognize any tax benefit related to stock based compensation expense for the nine months ended September 30, 2007.

During the first nine months of 2007, a total of 56,000 restricted shares were granted to employees, all of which vest based on the passage of time. A total expense of $78 was recorded for the nine months ended September 30, 2007 related to these shares and those issued in prior years. No expense has been recognized for performance based shares given management’s assessment of the probability of reaching the performance conditions. The summary of the changes in restricted stock outstanding during the nine months ended September 30, 2007 is presented below:

	Nine Months Ended September 30, 2007
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested balance at beginning of period	105,592	$4.54
Granted	56,000	4.69
Forfeited	(27,245)	3.87
Vested	(24,407)	4.61

Nonvested balance at end of period	109,940	$4.76

As of September 30, 2007, $3,842 of total unrecognized compensation expense, net of estimated forfeitures, related to stock options will be recognized over the weighted average period of 2.55 years. Also, as of September 30, 2007, there was $266 of total unrecognized compensation expense related to restricted stock awards that will be recognized over the weighted average period of 2.52 years. A total of 109,940 nonvested restricted shares are scheduled to vest based on passage of time and up to an additional 84,000 of restricted shares will be issued in the beginning of 2008 if certain performance conditions are achieved.

Under our ESPP, eligible employees may purchase shares of common stock through payroll deductions. 358,211 shares were issued during the nine months ended September 30, 2007.

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R)

The weighted average fair value of each restricted stock share granted under our equity compensation plans for the first nine months of fiscal 2006 was $5.67 and for the first nine months of 2007 was $4.69. The fair value of each restricted stock award is estimated on the date of grant using the intrinsic value method.

The weighted average fair value of each option granted during the first nine months of fiscal 2006 and the first nine months of fiscal 2007 was $2.63 and $2.64, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model, using the following weighted average assumptions for the first nine months of fiscal 2006 and of fiscal 2007:

	Nine Months Ended
	October 1, 2006	September 30, 2007

Expected volatility	85%	80%
Risk-free interest rate	4.74%	4.59%
Expected life (years)	5	5
Expected dividend yield	0%	0%

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

NOTE 4 - INVENTORY

Inventory consists of the following:

	December 31,	September 30,
	2006	2007
	(audited)	(unaudited)
Purchased parts and materials	$14,826	$10,603
Work in progress	1,329	1,410
Finished goods and consumables	21,413	18,724
Inventory reserve	(13,944)	(13,247)
	$23,624	$17,490

Inventories are stated at the lower of cost or market value. Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

•	Raw materials, consumables and finished goods — average cost
•	Work in progress— cost of direct materials and labor.

NOTE 5 - ACCRUED RESTRUCTURING CHARGES

In the fourth quarter of 2002, the decision was made to completely outsource all of our manufacturing. As a result, a $1.0 million restructuring charge was recorded for the closure of our Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $0.4 million was recognized as restructuring in the income statement in the fourth quarter of 2003 as we reassessed the ability to sublease the Riverside facility. During the second quarter of 2005, we recognized an additional restructuring charge of $1.2 million for additional costs expected to be incurred related to certain facility charges in respect of buildings in the UK. The lessor has already completed renovations and incurred actual costs for approximately $0.8 million, which it is expecting the Company to pay. Although there may be some opportunity to reduce the amount of our ultimate liability, we believe $1.0 million, including legal and other fees we expect to incur, is the most likely scenario. For this reason, we lowered the restructuring reserve at the end of the second quarter of 2007 by $0.5 million. All cash outflows in connection with this restructuring are expected to occur by the end of March 2008.

In the third quarter of 2006, the Company commenced a company-wide restructuring program to reduce operating expenses. The operating expense reduction was accomplished primarily through reductions in worldwide headcount. In 2006, the Company recorded restructuring charges of $2.2 million. The Company made approximately $0.3 million of cash outlays in the first nine months of 2007 related to amounts accrued in 2006. All cash outlays related to this program were completed in the second quarter of 2007.

	Total expected to be incurred	Incurred during the nine months ended September 30, 2007	Cumulative incurred at September 30, 2007
	(unaudited)	(unaudited)	(unaudited)

One time termination benefits	$2,183	$37	$2,183
Contract termination costs	1,440	3	1,440
Other associated costs	50	—	50
	$3,673	$40	$3,673

	Balance at			Balance at
	Beginning	Restructuring		End
	of Period	Charge	Utilized	of Period

Nine months ended September 30, 2007 (unaudited)
One time termination benefits	$375	$—	$(375)	$—
Contract termination costs	1,437	(435)	(2)	1,000
Other associated costs	50	(50)	—	—
	$1,862	$(485)	$(377)	$1,000

Year ended December 31, 2006 (audited)
One time termination benefits	$—	$2,183	$(1,808)	$375
Contract termination costs	1,436	163	(162)	1,437
Other associated costs	50			50
	$1,486	$2,346	$(1,970)	$1,862

NOTE 6 - GEOGRAPHIC INFORMATION

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

An analysis of revenue by location of the customer is given below:

	Quarter End		Year-to-Date
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
	(unaudited)		(unaudited)
USA and Canada	$2,646	$1,954	$6,753	$6,890
Asia	5,830	1,892	30,408	16,035
Europe	3,783	7,439	18,042	23,046
Africa and the Middle East	1,451	3,050	3,109	4,177
Latin America and Caribbean	13,593	8,135	38,226	21,055
	$27,303	$22,470	$96,538	$71,203

NOTE 7 - COMPREHENSIVE LOSS

Total comprehensive loss was as follows:

	Quarter End		Year-to-Date
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
	(unaudited)		(unaudited)
Net loss	$(9,123)	$(5,769)	$(25,084)	$(22,573)
Other comprehensive income/(loss):
- reclassification of adjustment for gains realized in net loss	—	—	130	—
Comprehensive loss	$(9,123)	$(5,769)	$(24,954)	$(22,573)

NOTE 8 - NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

Net loss attributable to common stockholders per share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options and common stock to be issued on the conversion of Series B Preferred stock are not included in the calculation of diluted net loss attributable to common stockholders per share as they are anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

	Quarter End		Year-to-Date
	October 1, 2006	September 30, 2007	October 1, 2006	September 30, 2007
	(unaudited)		(unaudited)
Numerator:
Net loss attributable to common stockholders	$(18,302)	$(9,907)	$(34,263)	$(26,711)
Denominator:
Weighted average common shares outstanding basic and diluted	40,137,526	41,905,579	39,924,492	41,084,881
Net loss attributable to common stockholders per share- basic and diluted	$(0.46)	$(0.24)	$(0.86)	$(0.65)

There were 5,849,275 stock options outstanding at October 1, 2006 and 5,463,565 stock options outstanding at September 30, 2007 that were excluded from the computation of diluted net loss per share as their effect was anti-dilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method for stock options. There were 200,690 shares of convertible preferred stock at October 1, 2006 and September 30, 2007 that were also excluded from the computation of diluted net loss per share as their effect was anti-dilutive. The 200,690 shares of convertible preferred stock would be convertible into 20,069,000 common shares and 21,453,030 common shares as of October 1, 2006 and September 30, 2007, respectively.  There were 122,592 nonvested shares of restricted stock at October 1, 2006 and 109,940 nonvested shares at September 30, 2007 that were excluded from the computation of diluted net loss per share as their effect was anti-dilutive.

NOTE 9 - DEEMED DIVIDEND

In the third quarter of 2006, we recognized a non-cash charge of $9.2 million for a deemed dividend to preferred stockholders and other related costs associated with our issuance of Series B Preferred Stock (the “Private Placement”) in the quarter to Oak Investment Partners XI, Limited Partnership (“Oak”) in exchange for $29.0 million in cash and Oak’s transfer to us of all 73,000 shares of Series A Preferred Stock owned by Oak as of the closing of the transaction. Of this charge, $8.3 million was related to the shares of Series B Preferred Stock issued to Oak in exchange of its Series A Preferred Stock and $0.9 million of this charge is related to the shares of Series B Preferred Stock issued in respect of Oak’s cash investment. $8.3 million of the charge was calculated by multiplying 2,769,000, the number of additional common shares that were issuable upon conversion of the 100,690 shares issued to Oak in exchange for the 73,000 shares of Series A Preferred Stock, by $2.99, the closing price of the Company’s common stock on the NASDAQ on September 25, 2006, the date of the closing of the Private Placement. In addition, the issuance of the 100,000 shares of Series B Preferred Stock in respect of Oak’s cash investment with a conversion price of $2.90 compared to the closing price of $2.99 represents a beneficial conversion and resulted in an additional deemed dividend of $0.9 million on the 10,000,000 common shares that are potentially issuable. The total deemed dividend was $9,179.

On September 26, 2007, the Company issued 15,000,000 shares of common stock in an underwritten public offering at a price of $2.00 per share. All of the shares were sold by the Company. The net proceeds of $28.0 million (after underwriting discount of $1.8 million and other costs of $0.2 million) will be used to fund the continued expansion of the Company's WiMAX business and for general corporate purposes. The offering was made under the Company's effective shelf registration statement covering up to $50.0 million of equity securities previously filed with the Securities and Exchange Commission. As the sale price of these shares to the underwriters on a per share basis was less than $2.90 per share, there was an anti-dilution adjustment to the number of shares of common stock issuable on conversion of the Series B Preferred Stock. As a result of the anti-dilution adjustment, we recorded a deemed dividend of $4.1 million, calculated by multiplying the number of additional shares to be received on conversion (1.38 million shares) by $2.99, the closing price of the Company’s common stock on the NASDAQ on September 25, 2006, the date of the closing of the Private Placement.

The underwriters were granted a 30 day option to purchase up to an additional 2,250,000 shares of common stock from the Company to cover over-allotments, if any. On October 10, 2007, the Company issued 2,250,000 shares of common stock as a result of the exercise by the Underwriters of their over allotment provision. As the sale price of these shares to the underwriters on a per share basis was less than $2.90 there will be an anti-dilution adjustment in the fourth quarter to the number of shares of common stock issuable on conversion of the Series B Preferred Stock. As a result of this anti-dilution adjustment, we will record a deemed dividend in the fourth quarter of approximately $0.6 million, calculated by multiplying the number of additional shares to be received on conversion (approximately 0.2 million shares) by $2.99, the closing price of the Company’s common stock on the NASDAQ on September 25, 2006, the date of the closing of the Private Placement.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company is subject to federal and various state income taxes in the US as well as income taxes in certain foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to US federal tax examinations for years through 2003. In addition, the statute of limitations for years through 2004 in the UK and 2002 in Israel has expired.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. There were no such amounts recorded at January 1, 2007.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. The scope of EITF 06-3 includes any tax that is assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and provides that a company may adopt a policy of presenting taxes either gross within revenue or an a net basis. Taxes on the sale of products and services to customers are collected by us as an agent and recorded as a liability until remitted to the respective taxing authority. These taxes have been presented on a net basis in the consolidated financial statements. EITF 06-3 was effective for the first quarter of 2007 and its adoption did not have a material impact on the Company’s financial position or results of operations.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We are currently evaluating the impact SFAS 159 will have on our consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires nonrefundable advance payments for research and development goods or services to be deferred and capitalized. Expense is recognized as the services are performed or goods are delivered. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. Management expects that the adoption of EITF 07-3 will not have a material effect on our consolidated financial statements.

NOTE 11 - SUBSEQUENT EVENT

On October 10, 2007, the Company issued 2,250,000 shares of common stock as a result of the exercise by the Underwriters of their over allotment provision provided for in the terms of the public offering, resulting in net cash proceeds of approximately $4.2 million. We expect that a non-cash charge for a deemed dividend to holders of our Series B Preferred Stock will be recorded in the fourth quarter of 2007 for approximately $0.6 million related to an anti-dilution adjustment resulting from the additional share issuance.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as well as the financial statements and notes thereto. Except for historical matters contained herein, statements made in this quarterly report on Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Without limiting the generality of the foregoing, words such as “may”, “will”, “to”, “plan”, “expect”, “believe”, “anticipate”, “intend”, “could”, “would”, “estimate”, or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors and others are cautioned that a variety of factors, including certain risks, may affect our business and cause actual results to differ materially from those set forth in the forward-looking statements. These risk factors include, without limitation, (i) risks to our ability to develop and sell WiMAX certified mobile products in a timely fashion; (ii) a slowdown of expenditures by communication service providers and failure of the WiMAX market to develop as anticipated; (iii) increased competition from alternative communication systems; (iv) a higher than anticipated rate of decline in our legacy business and/or a slower than anticipated rate of growth in the WiMAX business; (v) encroachment of large telecommunications carriers on the WiMAX market; (vi) the failure of our existing or prospective customers to purchase products as projected; (vii) our inability to successfully implement cost reduction or containment programs; (viii) our inability to retain Axtel, S.A. de C.V. (“Axtel”) and other key customers; (ix) possible infringement of third party technologies which may result in lawsuits that could be costly to defend and prohibit us from selling our products; (x) risks to our ability to compensate for declining sales of obsolescent products with increased sales of new products; and (xi) disruptions to our operations in Israel, including the absence of employees, due to required military service, caused by political and military tensions in the Middle East.  The Company is also subject to the risks and uncertainties described in its filings with the Securities and Exchange Commission, including those set forth under “Part II -- Item 1A. Risk Factors” in this quarterly report on Form 10-Q for the quarter ended September 30, 2007.

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

Historically, our business addressed communications service providers that used fixed, non-WiMAX wireless infrastructure to deliver services in those parts of their service areas that are difficult or not cost effective to reach using copper or fiber. We now offer a comprehensive range of WiMAX solutions to support these traditional fixed wireless applications as well as the broader market for the mobile applications that WiMAX is expected to enable. We are leveraging many years of experience in complex radio systems design to provide innovative and cost effective products for all types of WiMAX users.

We have transitioned our company over the last three years to focus on WiMAX product development and sales and marketing. As a result, a substantial majority of our resources are now dedicated to WiMAX-based products.

Our revenues for the last three years and the first nine months of 2006 and 2007, shown below, detail the transition of our revenue base as our WiMAX revenues trend upwards and our non-WiMAX revenues trend down over the periods. This transition from our legacy to our WiMAX businesses has caused significant shifts in our revenue stream and quarterly fluctuations in revenues as the relative contribution of our WiMAX business increases. Our total revenues have declined each quarter since the fourth quarter of 2006 as revenues from our non-WiMAX businesses declined more quickly than the growth of our WiMAX sales. In addition, the sales cycle for new WiMAX customers is somewhat longer than for our legacy business, resulting in longer periods before revenues can be recognized from new WiMAX customers. Overall margins in the first nine months of 2007 were also adversely affected by an inventory provision relating to the wind down of our legacy products.

Consolidated statement of operations data:	Year ended December 31,			Nine months to September 30,
($ in thousands except per share data)	2004	2005	2006	2007
				(unaudited)
Revenue – WiMAX	$-	$4,489	$45,753	$44,946
Revenue - Non-WiMAX	94,647	106,477	82,059	26,257
Total Revenue	94,647	110,966	127,812	71,203

Cost of revenue	(67,243)	(79,467)	(94,948)	(53,311)
Gross profit	27,404	31,499	32,864	17,892
Margin	29%	28%	26%	25%

Total operating expenses	42,534	48,510	63,539	40,952
Loss from operations	(15,130)	(17,011)	(30,675)	(23,060)

Net interest and other income	3,217	1,388	1,227	548
Loss before income taxes	(11,913)	(15,623)	(29,448)	(22,512)

Income tax credits/(charge)	1,938	546	246	(61)
Net loss before deemed dividend	(9,975)	(15,077)	(29,202)	(22,573)
Deemed dividend associated with preferred stock	(10,439)	-	(9,179)	(4,138)
Net loss attributable to common stockholders	$(20,414)	$(15,077)	$(38,381)	$(26,711)

Net loss attributable to common stockholders per share - basic and diluted	$(0.56)	$(0.39)	$(0.96)	$(0.65)

During the first nine months of 2007, WiMAX continued to gain market acceptance and we had growth in the number of our WiMAX customers. Also during the period, we announced the introduction of new WiMAX products and frequencies. During the first nine months of 2007, more than 110 customers purchased WiMAX equipment compared with more than 70 customers during the first nine months of 2006.

Geographically in the first nine months of 2007, 22% of our revenue was derived from customers in Asia, 30% from customers in Latin America and the Caribbean, and 32% from customers in Europe. Customers in the United States and Canada, and Africa and the Middle East accounted for 10% and 6% of revenues, respectively.

Our gross profit is tied primarily to revenue except for period operating costs related to manufacturing and customer service. We incur certain costs on a quarterly basis related to the management of our supply chain and product distribution, and to customer maintenance activities regardless of the level of revenue that we record. Our gross margin varies to the extent of the overall revenue we record, the mix of products we deliver, and the composition of base station revenue, that usually has a higher margin, over lower margin customer premise equipment. A large proportion of our non-WiMAX revenues was customer premise equipment to Axtel that was sold at a lower than average gross margin.

Our operating expenses increased until the second quarter of 2006 as a result of acquisitions made in the second half of 2005 and increasing expenses of WiMAX development and marketing. In the second half of 2006, we commenced a company-wide expense reduction and restructuring program to reduce expenses primarily relating to our non-WiMAX products. In addition, we recorded a $6.3 million inventory provision in the first nine months of 2007 related to the wind down of our legacy businesses. We will continue to invest in our Mobile WiMAX technology and marketing activities.

Comparison of the quarter ended September 30, 2007 to the quarter ended October 1, 2006

Revenue

Revenue totaled $22.5 million for the quarter ended September 30, 2007, representing an 18% decrease from the $27.3 million reported for the quarter ended October 1, 2006 and a 2% increase from the second quarter of 2007. The year over year decrease in revenues was attributable to lower non-WiMAX revenues, which decreased from $21.1 million in the quarter ended October 1, 2006 to $6.4 million in the quarter ended September 30, 2007. WiMAX revenues increased from $6.1 million in the third quarter of 2006 to $16.1 million in the third quarter of 2007. In the third quarter of 2007, 70 customers purchased WiMAX products compared to 47 customers in the third quarter of 2006.

Geographically, in the third quarter of 2007, 8% of our revenue was derived from customers in Asia, 36% from customers in Latin America and the Caribbean, and 33% from customers in Europe. Customers in the United States and Canada, and Africa and the Middle East accounted for 9% and 14% of revenues, respectively.

Cost of Revenue

Cost of revenue decreased 27% to $14.7 million in the quarter ended September 30, 2007 from $20.0 million in the quarter ended October 1, 2006 primarily as a result of lower revenues. The gross profit for the third quarter of 2007 was $7.8 million (35% of revenue) compared to a gross profit of $7.3 million (27% of revenue) for the third quarter of 2006. The increase in gross margin is primarily attributable to a favorable product mix and a reduction of period related charges included in cost of sales.

Research and Development Expenses

Research and development expenses increased 2% to $6.2 million in the quarter ended September 30, 2007 from $6.1 million in the quarter ended October 1, 2006. The increase year over year is primarily due to increased personnel costs as we continue to invest in development of WiMAX products.

Sales and Marketing Expenses

Sales and marketing expenses decreased 13% to $3.5 million in the quarter ended September 30, 2007 from $4.1 million in the quarter ended October 1, 2006. The decrease compared to the third quarter of 2006 is primarily attributable to lower agent commissions and sales support costs related to our Yozan contract than in 2006.

Bad Debt Provision

In the third quarter of 2007, we recorded bad debt provisions of $0.6 million relating to customer accounts for which management has determined that full recovery was unlikely. We recorded bad debt provisions of $0.3 million in the third quarter of 2006.

General and Administrative Expenses

General and administrative expenses decreased 26% to $3.0 million in the quarter ended September 30, 2007 from $4.1 million in the quarter ended October 1, 2006. The decrease primarily relates to a shift from foreign exchange losses in 2006 to gains in 2007 arising from the revaluation of non-cash foreign currency balances which accounted for $0.6 million of the reduction, and, to a lesser extent, to lower professional services costs and headcount related costs.

Amortization of Intangibles

We recorded amortization of intangibles expense of $0.2 million in the third quarter of 2007 compared with amortization of intangibles expense of $0.3 million for the third quarter of 2006. The amortization expense arises primarily as a result of our acquisition of intangible assets in connection with the acquisition of the Proximity business from Nortel in 2003, and the acquisitions of ArelNet Limited and Airspan Networks (Finland) OY acquisitions in June and November 2005, respectively.

Restructuring

There was no restructuring charge for the third quarter 2007. In the third quarter of 2006, we recorded a restructuring charge of $1.5 million in relation to a company-wide restructuring program commenced in July 2006.

Interest Expense

At September 30, 2007, the outstanding principal and accrued interest payable on loans made to us by the Finnish Funding Agency for Technology and Innovation, (the “Tekes Loans”) was $1.7 million. During the third quarter of 2007, we maintained our borrowing under the Silicon Valley Bank Loan and Security Agreement at $7.5 million. Interest expense for the third quarter of 2007 was $0.2 million compared to $0.1 million in the third quarter of 2006.

Interest and Other Income

Interest and other income for the third quarter of 2007 increased to $0.2 million from $5 thousand primarily due to foreign exchange gains arising from the revaluation of cash balances in the third quarter of 2007.

Income Taxes

The income tax charge for the third quarter of 2007 was $24 thousand compared to $17 thousand in the third quarter of 2006.

Deemed Dividend Upon Issuance of Stock

In the third quarter of 2007, we recognized a non-cash charge of $4.1 million for a deemed dividend to our Series B preferred stockholders.

On September 26, 2007, we issued 15,000,000 shares of common stock in a public offering. As the sale price of these shares to the underwriters on a per share basis was less than $2.90 per share, there was an anti-dilution adjustment to the number of shares of common stock issuable on conversion of the Series B Preferred Stock. As a result of the anti-dilution adjustment, we recorded a deemed dividend of $4.1 million, calculated by multiplying the number of additional shares to be received on conversion (1.38 million shares) by $2.99, the closing price of the Company’s common stock on the NASDAQ on September 25, 2006, the date of the closing of the Private Placement.

On October 10, 2007, we issued 2,250,000 shares of common stock as a result of the underwriters over allotment provision in a public offering. As the sale price of these shares to the underwriters on a per share basis was less than $2.90 there will be an anti-dilution adjustment in the fourth quarter to the number of shares of common stock issuable on conversion of the Series B Preferred Stock. As a result of this anti-dilution adjustment, we will record a deemed dividend in the fourth quarter of approximately $0.6 million, calculated by multiplying the number of additional shares to be received on conversion (0.2 million shares) by $2.99, the closing price of the Company’s common stock on the NASDAQ on September 25, 2006, the date of the closing of the Private Placement.

In the third quarter of 2006, we recognized a non-cash charge of $9.2 million for a deemed dividend to preferred stockholders and other related costs associated with our issuance of Series B preferred stock (the “Private Placement”) in the quarter to Oak Investment Partners XI, Limited Partnership (“Oak”) in exchange for $29.0 million in cash and Oak’s transfer to us of all 73,000 shares of Series A Preferred Stock owned by Oak as of the closing of the transaction. Of this charge, $8.3 million of this charge was related to the shares of Series B Preferred Stock issued to Oak in exchange of its Series A Preferred Stock and $0.9 million of this charge is related to the shares of Series B Preferred Stock issued in respect of Oak’s cash investment. $8.3 million of the charge was calculated by multiplying the closing price of the Company’s common stock on the NASDAQ on September 25, 2006, the date of the closing of the Private Placement ($2.99), by 2,769,000, the number of additional common shares that were issuable upon conversion of the 100,690 shares issued to Oak in exchange for the 73,000 shares of Series A Preferred Stock by $2.99, the closing price of the Company’s common stock on NASDAQ on September 25, 2006, the date of the closing of the Private Placement.

In addition, the issuance of the 100,000 shares of Series B Preferred Stock in respect of Oak’s cash investment with a conversion price of $2.90 compared to the closing price of $2.99 represents a beneficial conversion and resulted in an additional deemed dividend of $0.9 million on the 10,000,000 common shares that are potentially issuable. The total deemed dividend was $9,179.

Net Loss attributable to common stockholders

For the reasons described above, we incurred a net loss of $9.9 million, or ($0.24) per share, in the quarter ended September 30, 2007, compared to a net loss of $18.3 million, or ($0.46) per share, for the quarter ended October 1, 2006.

Comparison of the Nine months Ended September 30, 2007 to the Nine months Ended October 1, 2006

Revenue

Revenues for the nine months ended September 30, 2007 totaled $71.2 million representing a 26% decrease from the $96.5 million reported for the nine months ended October 1, 2006. The year over year decrease in revenues was attributable primarily to lower sales of our non-WiMAX products offset in part by increased sales of our WiMAX products. WiMAX revenue in the first nine months of 2007 was $44.9 million compared to $32.9 million in the first nine months of 2006, representing an increase of 37%. Yozan represented 25% of our WiMAX revenue in the first nine months of 2007 compared with 59% of our revenue in the first nine months of 2006. Non-WiMAX revenues decreased 59%, at a higher rate than originally anticipated, to $26.2 million in the nine months ended September 30, 2007 from $63.7 million for the nine months ended October 1, 2006.

Cost of Revenue

Cost of revenue decreased 28% to $53.3 million in the nine months ended September 30, 2007 from $74.1 million in the nine months ended October 1, 2006 primarily as a result of lower revenues. The cost of revenue for the first nine months of 2007 included a charge of $6.3 million for inventory provisions, recorded as a result of the decline of our non-WiMAX revenues in 2007 from 2006 levels and a subsequent reduced outlook for revenues of these products. In the first nine months of 2006, we recorded a provision of approximately $4.3 million related to the reduction of certain deliveries under our contract with Yozan. Gross profit for the first nine months of 2007 was $17.9 million or 25% of revenues, compared to $22.4 million or 23% of revenues for the first nine months of 2006.

Research and Development Expenses

Research and development expenses decreased 7% to $17.6 million in the nine months ended September 30, 2007 from $18.9 million in the nine months ended October 1, 2006. The year-over-year decrease was due primarily to headcount reductions from the restructuring activity the Company commenced in July 2006 to focus development activity on WiMAX. The Company intends to continue to invest in the further development and enhancement of WiMAX products, in particular products that will support both fixed and mobile connectivity.

Sales and Marketing Expenses

Sales and marketing expenses decreased to $10.4 million for the first nine months of 2007, down from $13.6 million for the first nine months of 2006. The decrease of 23% is primarily attributable to fewer employees and lower travel costs as a result of our restructuring program and lower agent commissions.

Bad Debt Provision

In the first nine months of 2007, we recorded bad debt provisions of $1.6 million relating to customer accounts for which management has determined that full recovery was unlikely. We recorded bad debt provisions of $1.5 million in the corresponding period of 2006.

General and Administrative Expenses

General and administrative expenses decreased to $11.2 million in the nine months ended September 30, 2007 compared to $12.2 million in the nine months ended October 1, 2006. The decrease of 8% for the first nine months of 2007 relative to the first nine months of 2006 is primarily attributable to exchange gains resulting from the revaluation of our accounts receivable balances denominated in currencies other than US dollars.

Amortization of Intangibles

We recorded an expense of $0.7 million for the amortization of intangible assets in the first nine months of 2007 compared with an expense of $0.8 million for the first nine months of 2006.

Restructuring

In the second quarter of 2007, we recorded a credit for restructuring of $0.5 million relating to the reduction of a provision held for certain liabilities related to a leased property in the UK. There was a restructuring charge of $1.5 million for the nine months ended October 1, 2006 due to a company-wide restructuring program commenced in July 2006 to reduce operating expenses.

Interest Expense

In the first nine months of 2007, we incurred interest expense of $0.2 million compared to a total interest expense of $0.1 million in the first nine months of 2006. The increase resulted primarily from an increase in borrowings under our bank line of credit.

Interest and Other Income

Total interest and other income decreased to $0.8 million for the first nine months of 2007 compared to $0.9 million for the first nine months of 2006 primarily due to lower foreign exchange gains in 2007 arising from the revaluation of cash balances.

Income Taxes

We were not subject to material income taxes charges in either 2006 or 2007 as a result of the loss for the periods and the brought forward losses from prior periods. In the first nine months of 2007, we recorded a tax charge of $60 thousand relating to income taxes in certain foreign subsidiaries. In the first nine months of 2006, we recorded an income tax credit of $0.3 million obtained from the U.K tax authorities in lieu of carrying forward tax losses related to research and development costs. We are no longer eligible to receive tax credits from the U.K. taxing authorities in lieu of our carry-forward of tax losses and therefore do not expect any further credits. There was no income tax credit in the first nine months of 2007.

Deemed Dividend Upon Issuance of Stock

In the third quarter of 2007, we recognized a non-cash charge of $4.1 million for a deemed dividend to our Series B preferred stockholders as a result of an anti-dilution adjustment to our Series B Preferred Stock. An additional dividend charge in the amount of approximately $0.6 million for an anti-dilution adjustment will be incurred in the fourth quarter of 2007.

In the third quarter of 2006, we recognized a non-cash charge of $9.2 million for a deemed dividend to preferred stockholders and other related costs associated with our issuance of Series B preferred stock (the “Private Placement”) in the quarter to Oak Investment Partners XI, Limited Partnership (“Oak”) in exchange for $29 million in cash and Oak’s transfer to us of all 73,000 shares of Series A Preferred Stock owned by Oak as of the closing of the transaction.

Net Loss attributable to common stockholders

For the reasons described above, we incurred a net loss of $26.7 million, or $0.65 per share, in the nine months ended September 30, 2007 compared to a net loss of $34.3 million, or $0.86 per share, for the nine months ended October 1, 2006, a decrease of $7.6 million, or 22%. Comparing the first nine months of 2007 and 2006, the decrease in operating expenses of $7.5 million, a decrease in the amount of deemed dividend of $5.0 million, were partially offset by the decrease in gross profit of $4.5 million, a decrease in net interest and other income of $0.1 million and an increase in income tax of $0.3 million.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows since we became an independent company, and as of September 30, 2007, we had an accumulated deficit of $268 million. Since inception, we have financed our operations through private sales of convertible preferred stock, through public offerings of common stock and a secured bank line of credit. We have used the proceeds of the sale of all securities for working capital and other general corporate purposes.

On August 7, 2007, we and our wholly-owned subsidiary, Airspan Communications Limited, entered into an amendment to our August 1, 2006 Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”), with respect to a revolving credit line. For the term of the credit line, which expires on December 31, 2008, we may, subject to certain adjustments, borrow up to the lesser of (i) $20 million and (ii) 80% of eligible accounts receivable. We are currently using the credit line and we expect to continue to use it in 2008. Although we believe the credit facility will increase our financial resources and financial flexibility, our use of the credit facility does present certain risks. Our ability to borrow under the credit facility is a function of, among other things, our base of eligible accounts receivable and the rate at which advances are made against eligible receivables (the “Advance Rate”). If the amount or quality of our accounts receivable deteriorates or the Advance Rate or eligibility criteria are adjusted adversely by SVB, our ability to borrow under the credit facility will be directly, negatively affected. If there is an adverse adjustment in the borrowing base at a time when we are unable to, within three business days, repay SVB the amount by which the borrowing base has been decreased, we will likely be in default under the Loan and Security Agreement. In addition, the credit facility requires us to satisfy certain financial covenants, including the maintenance of tangible net worth (as defined in the Agreement) of at least $28 million at the end of our second fiscal quarter of 2007, with such required amount to be increased for each fiscal quarter after our second fiscal quarter of 2007 by 50% of (i) our positive net income, (ii) proceeds of stock issuances, and (iii) proceeds of indebtedness which is subordinated to our obligations to SVB. As of September 30, 2007, the tangible net worth requirement was $42.0 million as a result of the additional share issuance. The Company was in compliance with all of the financial covenants at September 30, 2007. There is no assurance the Company will be able to meet this covenant as required by the Loan and Security Agreement. As a result, we cannot provide any assurance that we will be able to borrow under the Loan and Security Agreement at a time when we most need money to fund working capital or other needs and prohibit us from paying dividends on our capital stock. The credit facility also contains various provisions that restrict our use of cash and operating flexibility. These provisions could have important consequences for us, including (i) causing us to use a portion of our cash flow from operations for debt repayment and/or service rather than other perceived needs, (ii) precluding us from incurring additional debt financing for future working capital or capital expenditures and (iii) impacting our ability to take advantage of significant, perceived business opportunities, such as acquisition opportunities or to react to market conditions. Our failure to meet financial and other covenants could give rise to a default under the Loan and Security Agreement. In the event of an uncured default, the Loan and Security Agreement provides that all amounts owed to SVB are immediately due and payable and that SVB has the right to enforce its security interest in our assets. The Loan and Security Agreement is secured by collateral, including our all of rights and interests in substantially all of our personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, books and records, contract rights and proceeds of the above items. At September 30, 2007, $7.5 million of indebtedness was outstanding under the Loan and Security Agreement.

On September 26, 2007, the Company issued 15,000,000 shares of common stock in an underwritten public offering at a price of $2.00 per share. All of the shares were sold by the Company. The net proceeds will be used to fund the continued expansion of the Company's WiMAX business and for general corporate purposes. The offering was made under the Company's effective shelf registration statement covering up to $50 million of equity securities previously filed with the Securities and Exchange Commission. The underwriters were granted a 30 day option to purchase up to an additional 2,250,000 shares of common stock from the Company to cover over-allotments, if any. On October 10, 2007, the Company issued 2,250,000 shares of common stock as a result of the exercise in full by the Underwriters of their over allotment provision provided for in the terms of the public offering.

As of September 30, 2007 we had cash, cash equivalents, short-term investments and current restricted cash of $49.0 million, as compared to $27.2 million at December 31, 2006. This consisted of cash and cash equivalents totaling $38.3 million, short-term investments totaling $10.5 million and $0.2 million of restricted cash in current assets. In addition, we had restricted cash of $1.2 million in other non-current assets.

For the nine months ended September 30, 2007, we used $12.6 million of cash for operating activities, compared with a cash outflow of $37.8 million for the nine months ended October 1, 2006. The operating cash outflow for the first nine months of 2007 was primarily a result of the:

•	net loss of $22.6 million; and
•	decrease of $4.9 million in other accrued expenses.

The cash outflow was partially offset by:

•	decrease of $4.7 million in receivables; and
•	decrease of $6.1 million in inventories.

Days sales outstanding were at 89 days at the end of the third quarter of 2007, down from 96 days at the end of the second quarter of 2007. The decrease reflects stronger collections during the third quarter. Inventory turns were 4.2 for the third quarter of 2007, compared with 4.3 for the second quarter of 2007. The change in inventory turns is primarily attributable to the lower inventory balance following the $5.9 million inventory charge in the second quarter of 2007.

The net cash used in investing activities for the nine months ended September 30, 2007 was $2.2 million. The investing cash outflow for the first nine months of 2007 resulted from $0.3 million net purchases of investment securities and $1.9 million of fixed asset purchases.

The net cash provided by financing activities for the nine months ended September 30, 2007 was $37.2 million, consisting primarily of $28.0 million from proceeds of the public offering, $7.5 million in borrowings under the line of credit and $1.1 million from the exercise of stock options.

As of September 30, 2007, our material commitments consisted of purchase commitments to our manufacturing subcontractors and other suppliers which totaled $25.0 million at September 30, 2007. In addition we also had obligations on operating leases, the repayment of principal and interest owed on the Tekes loans and the repayment of our borrowings under the Silicon Valley Bank Loan and Security Agreement. We have no material capital commitments.

We anticipate that we will continue to experience negative cash flows over the remainder of 2007. Our operating losses have been due in part to the commitment of significant resources to our research and development and other operating expenses. We expect to continue to devote resources to these areas and, as a result, we will need to substantially increase our quarterly revenues to achieve and maintain profitability. We cannot be certain that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. Continuous cash outflows can lead to the need for new financing, which may not be available on favorable terms, or at all.

We have explored and may in the future explore and pursue other perceived opportunities to acquire wireless access and related businesses. We may seek to acquire such businesses through a variety of different legal structures and may utilize cash, common stock, preferred stock, other securities or some combination thereof to finance the acquisition. In connection with such activities, we are subject to a variety of risks, a number of which are described further in the Company’s Form 10-K for the fiscal year ended December 31, 2006, our Form 10-Q for the quarter ended July 1, 2007 and this Form 10-Q for the quarter ended September 30, 2007. There can be no assurances that our efforts to acquire other businesses will be successful.

We have raised equity in the past and in this quarter, and may in the future seek to raise additional equity or debt capital to assist us in financing an acquisition and/or our on-going business operations or those of any business that we may in the future acquire. Among other securities, we may seek to sell additional shares of common stock, or shares of an existing or newly designated class of preferred stock or debt securities.

As of the date of this report, we have not entered into any definitive financing arrangements other than those described above. There can be no assurances that we will be able to secure additional equity or debt capital in amounts and on terms acceptable to us. Although we will seek to secure financing on terms and conditions favorable to the Company and its existing shareholders, we may seek to raise capital by issuing securities, which, under certain circumstances, enjoy certain preferences and/or priorities relative to the common stock.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of September 30, 2007 and December 31, 2006, we had cash, cash equivalents, short term investments and restricted cash of $49.0 million and $27.2 million, respectively. These amounts consisted of highly liquid investments, with more than 89% having purchase to maturity terms of less than 90 days. The balance has maturity terms of between 90 to 360 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from the rates effective September 30, 2007 would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

For the nine months ended September 30, 2007, 79% of our sales were denominated in U.S. dollars, 17% were denominated in euros, 1% were denominated in pounds sterling and 3% were denominated in Australian dollars. Comparatively, for the nine months ended October 1, 2006, 85% of our sales were denominated in U.S. dollars, 12% were denominated in euros and 2% were denominated in Australian dollars. Our total euros denominated sales for the nine months ended September 30, 2007 were $11.8 million, which were recorded at an average exchange rate of $1US = €0.7456. Our total pounds sterling denominated sales for the nine months ended September 30, 2007 were $1.0 million, which were recorded at an average exchange rate of $1US = GBP £0.5021. Our total Australian dollar denominated sales for the nine months ended September 30, 2007 were $2.1 million, which were recorded at an average exchange rate of $1US = AUS$1.2538. If the average exchange rates used had been higher or lower by 10% during the nine month period ended September 30, 2007,, they would have decreased or increased the total pounds sterling, Australian dollar and euros-denominated sales value by a total of $1.3 million. We expect the proportions of sales in pounds sterling, euros and Australian dollars to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not take into account changes in sales volumes.

For the nine months ended September 30, 2007, we incurred the majority of our cost of revenue in US dollars.

The Company’s operating results are affected by movements in foreign currency exchange rates against the U.S. dollar, particularly the UK pound sterling and New Israeli Shekel. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and New Israeli Shekels.

During the nine months ended September 30, 2007, we paid expenses in local currency of approximately 13.1 million pounds sterling, at an average rate of $1US = GBP £0.50154. During the nine months ended September 30, 2007, we paid expenses in local currency of approximately 45.8 million Israeli Shekels, at an average rate of $1US = 4.15482 Shekels. If the average exchange rates for pounds sterling and Israeli Shekels had been higher or lower by 10% for the nine month period ended September 30, 2007, the total pounds sterling and Israeli Shekel denominated operating expenses would have decreased or increased by $2.4 million and $1.0 million, respectively.

To manage our pound foreign currency risk we have, at various times from 2004 through 2006, forecast our likely net spending in non U.S. dollars and, based on these forecasts, we have entered into forward exchange contracts to cover a percentage of the projected exposure. At December 31, 2006 we had no forward exchange contracts outstanding and we did not enter into any new contracts during the nine month period ended September 30, 2007.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, and the similar evaluation undertaken at the end of 2006, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, our disclosure controls and procedures were effective.

There have been no changes in Airspan’s internal controls over financial reporting that occurred during Airspan’s third quarter of 2007 that have materially affected or are reasonably likely to materially affect, Airspan’s internal control over financial reporting.

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

This action is being coordinated with approximately three hundred nearly identical actions filed against other companies. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but allowed the Section 11 claim to proceed. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus,” cases. The plaintiffs selected these six cases, which do not include Airspan. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of issuers, including Airspan, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could no longer be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. If the plaintiffs are successful in obtaining class certification, they are expected to amend the complaint against Airspan and the other non-focus case issuers in the same manner that they amended the complaints against the focus case issuers and to seek certification of a class in Airspan’s case. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of any such settlement and whether that amount would be greater than Airspan’s insurance coverage. If Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan’s insurance coverage and whether such damages would have a material impact on our results of operations or financial condition in any future period.

On October 9, 2007, a purported Airspan shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's IPO underwriters. The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-01638, filed in District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company.

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

Item 1A. RISK FACTORS

Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as such risk factors were updated and replaced as set forth in Item 1A of Part II of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2007.

If we are unable to compensate for declining sales of obsolescent products with sales of new WiMAX products, our revenues will continue to decline.

As certain of our current products become obsolescent, growth in sales of our new WiMAX products will be needed to compensate for this decline in revenues. As WiMAX is now regarded as likely to become a principal standard for the broadband wireless industry, we are facing the risk of obsolescence of our non-WiMAX products. As a result, we expect our sales to continue to be materially adversely affected until increasing sales of WiMAX products compensate for the decline in sales of non-WiMAX products. While our WiMAX sales have been increasing, those increases have not yet been sufficient to offset the decline in sales of our non-WiMAX products. In the course of committing to research and development, enhancing our existing products and developing the WiMAX product line, we have made projections and assumptions about the potential demand for our various product lines. If our projections or assumptions are incorrect for any reason, and our product lines do not sell as projected, our results of operations will be materially adversely affected.

Our products may infringe on the intellectual property rights of third parties, which may result in lawsuits that could be costly to defend and prohibit us from selling our products.

Third parties could assert exclusive patent, copyright, trademark and other intellectual property infringement claims against us, our products or the technologies that are important to us. If any inquiry from a third party relating to patents or trademarks leads to a proceeding against us and we are unable to defend ourselves successfully, our ability to sell our products may be adversely affected and our business would be harmed. In addition, third parties may assert claims, or initiate litigation against us or our manufacturers, suppliers or customers with respect to existing or future products, trademarks or other proprietary rights. Any claims against us, or customers that we indemnify against intellectual property claims, with or without merit, may:

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

The status of intellectual property directed to or covering WiMAX technology is currently unclear and developing. It is difficult to determine what parties, if any, hold patents or other rights with respect to intellectual property that is used in WiMAX products, including ours. In addition, Mobile WiMAX technology is a new technology with greater uncertainty regarding the status of relevant intellectual property and could involve greater patent licensing issues and more potential for intellectual property disputes than fixed WiMAX technology. A September 2006 patent survey commissioned by the WiMAX Forum® suggest that there are more than 1,550 existing patents that may be deemed to cover some portion of WiMAX technology. We believe that the number of patents that may be deemed to cover WiMAX technology is increasing. We cannot be certain that holders of some of these patents or other patent holders will not assert claims against us in the future, including after we begin to sell mobile WiMAX products. From time to time, we have received, and expect to continue to receive, correspondence from various other parties offering licenses to patents or providing notice of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims may lead to litigation.

For example, we received a letter dated November 9, 2006 from Wi-LAN Inc. (“Wi-LAN”) raising various patent infringement claims and offering us a license of various Wi-LAN patents relating to technology used in all of our WiMAX and WiFi based products. After reviewing Wi-LAN’s Claims, on February 1, 2007, we sent a letter to Wi-LAN notifying them that we did not believe that we require a license from Wi-LAN. On May 29, 2007, we received a follow up letter and materials from Wi-LAN which continued to assert those claims. The Company has reviewed this matter in consultation with its patent counsel, and believes it has meritorious defenses against these claims. If Wi-LAN decides to pursue claims against us for patent infringement, we might not be able to defend such claims successfully. Even if we were to prevail in such litigation, the associated costs could deplete our financial resources, and our management’s attention and resources could be diverted. Alternatively, we may be required to seek a license to use certain technology from Wi-LAN. We cannot be certain that Wi-LAN would provide such a license or, if it did, what the economic or other terms of the license would be. Such a license could require us to make significant payments with respect to past and/or future sales of our products, and such payments might significantly reduce the margins on sales of our products.

We may not be able to establish or expand our relationships with major system integrators and telecommunications equipment OEMs, which would harm our ability to generate revenue.

We believe that our future success, particularly with respect to WiMAX, will increasingly depend upon our ability to establish and expand our relationships with major system integrators and telecommunications equipment OEMs. Some of our products are sold to and through system integrators for integration into their systems, rather than directly to carriers. As a result, the level of our sales depends on the success, quality and market acceptance of the products of these system integrators and OEMs, as well as their sales and marketing efforts, all of which are not within our control. Adverse events affecting these system integrators and OEMs, such as financial difficulties or technical problems with their products could have a material adverse effect on our results of operations. In addition, the termination of any existing or future relationships with systems integrators or OEMs could result in our selling fewer products. Furthermore, systems integrators and OEMs may choose to integrate, market and sell the products of competitors or to use competing technologies instead of or in addition to our products. If we are not able to establish and expand relationships with system integrators and OEMs to market and sell our products over competing products and technologies, there may be a material adverse effect on our ability to generate revenue.

We may not have adequate protection for our intellectual property, which may make it easier for others to misappropriate our technology and enable our competitors to sell competing products at lower prices and harm our business.

Our success has historically relied in part on proprietary technology. We have used a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights associated with our products other than our WiMAX products. Despite our efforts to protect our proprietary rights, we cannot be certain that the steps we have taken will prevent misappropriation of our technology, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights. The laws of some foreign countries, particularly in Asia, do not protect our proprietary rights to the same extent as the laws of the U.S. and the UK, and we may encounter substantial infringement problems in those countries. In addition, we do not file for patent protection in every country where we conduct business. In some countries where we do file for patent protection, we may choose not to maintain patent protection. In addition, we may not file for or maintain patent protection in a country from which we derive significant revenue. In instances where we have licensed intellectual property from third parties, we may have limited rights to institute actions against third parties for infringement of the licensed intellectual property or to defend any suit that challenges the validity of the licensed intellectual property. If we fail to protect adequately our intellectual property rights, or fail to do so under applicable law, it would be easier for our competitors to copy our products and sell competing products at lower prices, which would harm our business.

Our projected demand for capital in future periods may increase and our ability to access capital on acceptable terms could decrease significantly and may adversely affect our results of operations and/or business prospects.

We recognize that our projected demand for capital in future periods may increase due to a variety of factors, estimates and assumptions. If our projected demand for capital materially increases and our then current and/or projected cash resources have not increased a comparable amount, we may need to modify our existing business plan or seek new capital which may be available only on terms that may not be acceptable to the Company. If we are compelled to adopt measures to conserve cash resources due to the lack of availability of capital, such measures may adversely affect our results of operations and our short term and/or long term prospects for growth and profitability.

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

AIRSPAN NETWORKS INC.

Date: November 8, 2007	By:	/s/ DAVID BRANT
Name: David Brant
Title: Chief Financial Officer