Form 10-K
period 2007-12-31
AIRSPAN NETWORKS INC
filed 2008-03-12
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b(2) of the Exchange Act. (Check one).

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒.

As of July 1, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $144,892,503 based on the closing sale price as reported on the NASDAQ Global Market. This calculation has been performed under the assumption that all directors, officers and stockholders who own more than 10% of the registrant’s outstanding voting securities are affiliates of the registrant.

As of March 7, 2008, the number of shares of the registrant's common stock was 58,657,798.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference portions of the registrant's definitive proxy statement relating to its 2008 Annual Meeting of Shareholders, which definitive proxy statement is expected to be filed with the Securities and Exchange Commission ("SEC") within 120 days after the registrant's fiscal year ended December 31, 2007.

AIRSPAN NETWORKS INC.

FORM 10-K

For the Year Ended

December 31, 2007

TABLE OF CONTENTS

ITEM		Page No.
	PART I	1
1	Business	1
1A	Risk Factors	19
1B	Unresolved Staff Comments	33
2	Properties	33
3	Legal Proceedings	33
4	Submission of Matters to a Vote of Security Holders	35

	PART II	35
5	MMarket for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
6	Selected Financial Data	37
7	MManagement’s Discussion and Analysis of Financial Condition and Results of Operations	39
7A	Quantitative and Qualitative Disclosures about Market Risk	54
8	Financial Statements and Supplementary Data	56
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
9A	Controls and Procedures	56
9B	Other Information	59

	PART III	59
10	Directors, Executive Officers and Corporate Governance	59
11	Executive Compensation	59
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59
13	Certain Relationships and Related Transactions, and Director Independence	60
14	Principal Accountant Fees and Services	61

	PART IV	62
15	Exhibits, Financial Statement Schedules	62

SIGNATURES		65

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSEOF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

As used in this Annual Report on Form 10-K, the terms "we", "us", "our", "Airspan", and "the Company" mean Airspan Networks Inc., unless otherwise indicated. AIRSPAN, HiperMAX, MacroMAX, MicroMAX, MacroMAXe, EasyST, EasyST-Wi-Fi, ProST, ProST-Wi-Fi, Netspan, AS.TONE, iTONE, AS.NET, FlexNET, ViaNET, AS3010, AS3030, AS3030 PTP, AS4000, AS4020, AS4030, WipLL, Sitespan, WipManage, AirspanAccess, Netspan and Proximity are trademarks or registered trademarks of Airspan. All other trademarks and trade names appearing in this Annual Report are owned by their respective holders.

PART I

ITEM 1. BUSINESS

We are a global supplier of broadband wireless equipment supporting the Worldwide Interoperability for Microwave Access (“WiMAX”) protocol standard, which provides a wide area telecommunication access network to connect end-users to telecom backbone networks. The WiMAX standard is established by the WiMAX Forum®, a self-regulatory, industry standards-setting organization. While our main product focus is WiMAX, we utilize other supplemental technologies, including Wireless Fidelity (“Wi-Fi”) and Voice-over-Internet Protocol (“VoIP”), which allow communications network operators and service providers to deliver high-speed data and voice services cost-effectively using wireless communications rather than wired infrastructure.

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

Our primary target customers are communications service providers and other network operators that deploy WiMAX networks in licensed and unlicensed (license-exempt) spectrums worldwide. These customers include incumbent local exchange carriers (often referred to as “local exchange carriers”, “ILECs”, or simply telephone companies), Internet service providers (often referred to as “ISPs”), Wireless Internet Service providers (often referred to as “WISPs”), Mobile Virtual Network Operators (often referred to as “MVNOs”), Competitive Local Exchange Carriers (“CLECs”), and other telecommunications users, such as utilities and other enterprises. As mobile WiMAX products are deployed, we are also targeting mobile and cellular carriers, which represent a significant expansion of our traditional addressable market. Our broadband wireless systems have been installed by more than 500 network operators in more than 100 countries.

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

Our network management systems provide diagnostic and management tools that allow our customers to monitor and optimize their installations. To facilitate the deployment and operation of our systems, we also offer network installation (generally through subcontractors), training, radio planning and support services.

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

Industry Overview

The WiMAX Market

WiMAX is an essential element in achieving the wireless communications industry’s aim of providing economic broadband access to both fixed and mobile customers over a wide geographic area. This market is the product of two parts of the telecommunications markets that have converged over time:

•	the market for fixed broadband “last mile” access (“Fixed WiMAX Market”) where high speed data, voice, and video services are provided to stationary locations from a central base station, and;

•	the market for mobile broadband (“Mobile WiMAX Market”) where high-speed broadband data access connectivity is available to mobile users across a broad geographic coverage range.

The market for fixed broadband equipment has existed for several years, and we have participated as a supplier to this market since our inception in 1998. Before 2005, the market reflected operator deployments of various network architectures, developed to their proprietary specifications by Airspan and other suppliers.

The introduction of WiMAX compliant products in 2005 created additional deployment opportunities for broadband wireless systems. WiMAX is a standards-based technology enabling the delivery of wireless broadband access as an alternative to cable and DSL. WiMAX provides fixed, nomadic, portable and mobile wireless broadband connectivity without the need for a direct line-of-sight connection to a base station. According to the WiMAX Forum®, in a typical cell radius deployment of three to 10 kilometers, WiMAX systems can be expected to deliver capacity of up to 40 Mbps per channel for fixed and portable access applications. This is sufficient bandwidth to simultaneously support hundreds of businesses with T-1 speed connectivity and thousands of residences with DSL speed connectivity. WiMAX therefore has become a viable alternative to fiber-based networks that would be too uneconomical to deploy in the area covered by a WiMAX cell. Mobile WiMAX network deployments are expected to provide downstream IP services up to 30 Mbps within a typical cell radius deployment of up to three kilometers. These data rates are much higher than those offered by the current generation of cellular network technologies. During 2008, we expect to introduce broadband wireless products that will also allow network operators to provide customers with mobile access solutions as well.

Many carriers envision operating two distinct service types in their network, a fixed component equivalent to existing wireline services and a mobile component to address the broadband needs of mobile subscribers. Airspan’s products are particularly well-designed for carriers who plan to implement this mode of operation, sometimes referred to as “fixed — mobile convergence” or “FMC.”

Semiconductor vendors, including Intel Corporation, also support WiMAX and are promoting its use worldwide. Similarly, device manufacturers are using WiMAX standards to develop innovative customer equipment and other end-user devices like PCMCIA cards and handheld devices. System integrators are active market participants who work with manufacturers to deploy WiMAX technology and ensure the high service levels that the market demands.

Wi-Fi technology was designed and optimized for Local Area Networks (“LAN”), whereas WiMAX was designed and optimized for Metropolitan Area Networks (“MANs”). Typically, WiMAX is not considered a replacement for Wi-Fi. Rather, WiMAX complements Wi-Fi by extending the reach and providing a “Wi-Fi like” user experience for WiMAX subscribers on a larger geographical scale. In the future, we expect that WiMAX will deliver wireless connectivity directly to end-user devices, including laptops and PDAs.

Broadband wireless technologies are viable economic and technological solutions for operators seeking to fill gaps in their networks where wired technologies are incapable of providing broadband access, or for extending the reach of wired networks where it becomes uneconomical to use wired technologies.

Market Drivers

The Global Need for Broadband Access

The worldwide market for broadband wireless equipment has been accelerated by the availability of WiMAX technologies, and is expected to grow from $1.1 billion in 2007 to $5.1 billion in 2012, with approximately $4.6 billion of the market in 2012 expected to be derived from WiMAX certified products (source Skylight Research). Over the past five years there has been continued growth in the number of broadband wireless equipment end-users throughout the world. At the end of September 2007, the number of broadband Internet users was estimated to be 328 million, up from 263 million at the end of September 2006 (source: Point Topic Ltd). Additionally growth in broadband end-users has occurred in developing countries with a historically limited supply and penetration of telecom services, including broadband access. Although mobile operators are often chosen to satisfy the demand for basic telephony in low tele-density regions, broadband wireless systems are often alternatively selected in many areas to provide broadband access solutions due to superior features such as higher data speeds and availability of frequencies not serviced by traditional cellular networks.

Global Deregulation and the Need for Reliable, Cost-Effective and Rapid Network Deployments

The worldwide deregulation of the telecommunications industry in the past 20 years has created the opportunity for many new competitors, including CLECs, ISPs and WISPs to provide local access connections that were historically only offered by ILECs. Many of these CLECs and ISPs are now striving to differentiate their service offerings on the basis of their range of services, quality and reliability, customer service, provisioning and pricing.

CLECs, ISPs and WISPs have also expanded their focus beyond large business customers to serving small and medium-sized businesses, high-end residential and small-office/home-office customers as well as providing services outside of the major urban areas. To serve these markets, CLECs, ISPs and WISPs require more cost-effective network deployment solutions to compensate for lower than average customer spending on communications services and larger coverage area requirements.

We believe that the introduction of high-capacity WiMAX broadband wireless systems will make it possible for CLECs and ISPs to offer combinations of voice, data and video services to customers to match the bundled service offerings of their ILEC competitors. WiMAX may also give those ISPs and CLECs the ability in many instances to bypass entirely the wired networks of their ILEC competitors, eliminating the problems and risks of shared facilities encountered in the past by such service providers.

Enterprises have found private broadband wireless networks can be more cost-effective or secure for their own corporate communications networks than public networks. In addition, utility companies, for example, have been able to create additional sources of revenue using broadband wireless equipment linked to their existing transmission and access networks.

Many countries in the developing world have existing networks that are unable to provide reliable data, voice and fax services while other countries lack the network infrastructure to make basic telephone services broadly available. Both ILECs and CLECs in these markets need cost-effective, rapidly deployable alternatives to traditional copper based networks.

Increased Availability of Licensed, Unlicensed (or License-exempt) Spectrum

With the global proliferation of the Internet and the related growth in demand for broadband connectivity, government competition policy and other political pressures to make broadband available in underserved areas has led to the allocation of new spectrums for broadband wireless, both licensed and unlicensed, in many countries. Historically, most of the licensed spectrums have been made available globally in the 3.5 GHz band; however, more recently, governments have committed to make frequency available in the 2.3 - 2.5 GHz bands, specifically to support mobile services over WiMAX networks. During 2007, 3.5 GHz spectrums were licensed for the first time in several countries. In addition, plans are underway for the allocation of additional spectrums at 2.3 - 2.5 GHz in other countries, as are allocations of other frequencies for broadband wireless applications. Frequencies are also being licensed in other sub 6 GHz spectrums, particularly 700 MHz in the United States, and in the 3.3 GHz band in India.

Additional frequencies for unlicensed applications were added recently in 3.65 GHz in the United States. The greater availability of license-exempt spectrums has been of particular benefit to many smaller carriers and ISPs, where a significant market has developed around the deployment of broadband in rural communities using license-exempt wireless access systems. We believe the increasing availability of licensed and unlicensed spectrums will increase the demand for WiMAX solutions.

Our Strategy

Historically, our business addressed communications service providers that use fixed, non-WiMAX wireless infrastructure to deliver services in those parts of their service areas that are difficult or not cost effective to reach using copper or fiber. We now offer a comprehensive range of WiMAX solutions to support these traditional fixed wireless applications as well as the broader market for the mobile applications that WiMAX is expected to enable. We are leveraging many years of experience in complex radio systems design to provide innovative and cost-effective products for all types of WiMAX users.

We have transitioned our company over the last three years to focus on WiMAX product development and sales and marketing. As a result, a substantial majority of our resources are now dedicated to WiMAX-based products. As new mobile broadband technologies drive growth in the wireless market and enable communications carriers to offer additional services, we expect the overall market for broadband wireless equipment to expand dramatically.

We plan to capture as much of this market growth as possible with our WiMAX product line based on three key strategic differentiators:

•	First, we intend to exploit our early mover advantage as a technology leader.

We have developed a robust portfolio of WiMAX products over the past four years and have been selected by major carriers to provide their next generation broadband wireless capability. We are a charter member of the WiMAX Forum®, which has grown to more than 300 members. The WiMAX Forum® continues to work together with the Institute of Electrical and Electronics Engineers, Inc. (“IEEE”) to establish and develop WiMAX standards, including the IEEE 802.16-2004 standard (the “802.16d standard”) for fixed and some nomadic applications and, more recently, the IEEE 802.16-2005 standard (the “802.16e standard”) for mobile and some nomadic and portable applications. Compliance with standards promulgated by the WiMAX Forum® assures interoperability of products with any other vendor’s WiMAX-certified products.

•	Second, we will provide a full range of WiMAX products to allow flexible and cost-effective deployment, service and delivery options for our customers.

Many carriers focus on radio coverage which allows them to minimize the number of base station sites that they require. Our product architecture supports high performance operations using methods, including MIMO transmission techniques, diversity of radio signal transmission (transmit and receive diversity) and other extensions of basic radio transmission, to maximize the coverage footprint from a single base station site. Our potential customers often test and compare the coverage capabilities of various equipment suppliers and we focus on differentiating our performance in this critical benchmark metric. By deploying superior coverage solutions, operators can reach a broader customer base in their available radio spectrum with lower capital expenditures. In particular, our HiperMAX product has been designed for customers that require high coverage performance.

Our MicroMAX product line provides a smaller, lower cost base station that enables operators to deploy WiMAX in geographic areas where the population of potential subscribers is less dense. As a result, the operator can deliver wireless broadband service to these markets cost-effectively and with a minimum commitment of capital while still achieving network economies of scale.

Since the number of target applications for WiMAX is broad, we have recognized that a single type of subscriber receiving unit will not fit the needs of all end-user applications. Our strategy is to offer these three types of basic WiMAX subscriber units to support the large number of additional devices expected to be made available to consumers as the WiMAX ecosystem expands, including WiMAX enabled cell phones. Our EasyST is a small unit that can be installed directly by the end customer in attractive home packaging. Our ProST, a subscriber unit aimed at the outdoor installation market combines superior radio performance with a number of data networking and powering options. We have also developed a portable device for laptop applications in a USB form factor (MiMAX) that works across a wide range of radio frequencies running mobile WiMAX. Furthermore, we provide product packaging that includes optional integrated Wi-Fi access capability and Voice Service support for the EasyST and the ProST.

•	Third, we offer products that address the primary radio frequencies being made available for WiMAX, thereby allowing us to address numerous licensed and unlicensed customer opportunities.

Carriers around the world have access to a wide range of different radio spectrums. Many carriers planning to launch WiMAX networks have different specific radio bands so the addressable market is broadest for equipment providers with the widest range of frequencies supported by their equipment. A licensed spectrum is typically leased from a government agency. Some carriers do not have access to licensed radio spectrums at all and we provide products that can be used by these carriers also. We provide products in both licensed and unlicensed, or license-exempt, frequencies allowing our customers to make the most of the available spectrum in the areas in which they operate.

Our primary target customers are communications service providers and other network operators that deploy fixed and mobile WiMAX networks in licensed and unlicensed (license-exempt) spectrums worldwide. Our strategy is to sell our systems and solutions through our direct sales force, independent agents, resellers and OEM partners. Our direct sales force targets network operators, ISPs and enterprises in both developed and developing markets. In markets where we do not have a direct sales presence, we also sell through independent agents, resellers and system integrators who target network operators and other customers. In addition, we also sell our products to OEMs who may sell our products under their names.

To ensure that our products can be used in the broadest possible customer base, we have created versions of the basic products across a wide range of frequencies up to 6 GHz, so that as many operators as possible can deploy WiMAX. In addition, the company has developed both Frequency Division Duplex (“FDD”) and Time Division Duplex (“TDD”) variants of the products to meet the specific needs of individual operators.

Furthermore, as mobile WiMAX operating in TDD bands is added to the FDD operations of many existing carriers, the need for multiple transmission techniques in the same product architecture is provided through our architecture, allowing carriers to operate both fixed and mobile services in the same basic spectrum and through the same platform.

Customers

Our customers are principally network operators, who provide their customers with fixed, nomadic and portable broadband access solutions, as well as backhaul and bridging solutions. Beginning in the first half of 2008, we expect to introduce broadband wireless products that will also allow network operators to provide customers with mobile access solutions as well. Our customers today can generally be described as follows:

•	Fixed and mobile carriers looking to provide high speed personal broadband to a wide customer base;

•	Enterprise and data centric carriers where high speed connectivity is required between locations with a variety of private networking capabilities;

•	Military and public safety network operators providing wireless connectivity across a broad range of applications;

•	Wireless ISPs that operate in areas where other carriers cannot offer broadband access services; and

•	Operators of Wi-Fi-based hot zones and networks, such as municipalities.

We began shipping our products in 1996. By the end of December 2007, we had shipped to over 500 customers in more than 100 countries. Our customers include large fixed wireless access carriers such as Axtel S.A. de C.V., Mexico (“Axtel”). Axtel has more than 800,000 subscribers and operates the world’s largest broadband fixed wireless network that is not based on mobile technology.

Our contracts with our customers typically provide for delivery of product and services, including and sometimes include training and maintenance provided by Airspan and sometimes include installation and commissioning, which are generally provided by subcontractors. In addition, we generally also agree to provide warranty for the equipment and software for a limited period of time.

We currently derive, and expect to continue to derive, a substantial percentage of our net sales from fewer than ten customers. In 2007, approximately 65% of our revenues were derived from our top ten customers, including revenues from Axtel for approximately 15% of our revenues, Yozan for approximately 12% of revenues and Deutsche Breitband Dienste GmbH (“DBD”) for approximately 10%. They were the only customers that individually accounted for more than 10% of our 2007 annual revenue. In fiscal 2008, we expect lower revenue from Axtel and minimal revenue from Yozan and DBD. As discussed further in “ITEM 3. LEGAL PROCEEDINGS”, we may commence legal action against DBD and therefore the amount of 2008 sales to DBD is uncertain at this time.

Our contracts are generally non-exclusive and may contain provisions allowing our customers to terminate the agreement without significant penalties. Our contracts also may specify the achievement of shipment, delivery and service commitments. We are generally able to meet these commitments or negotiate extensions with our customers.

Products

Our product offerings are comprised of a range of products based on available WiMAX standards and proprietary wireless technologies as well as VoIP and Wi-Fi products. Where we refer in this document to “WiMAX” products, we are referring to both WiMAX Forum CertifiedTM products (those products that have been certified as meeting the standards established by the WiMAX Forum®) and non-certified products that we believe we have manufactured according to those standards but which may or may not become WiMAX Forum CertifiedTM products in the future.

WiMAX Product Portfolio

We are developing a line of WiMAX products for the WiMAX/IEEE 802.16 mobile and fixed markets. WiMAX products are based on an air interface that employs Orthogonal Frequency Division Multiplexing (“OFDM”) and Orthogonal Frequency Division Multiple Access (“OFDMA”). This interface has characteristics that permit broadband wireless signals to penetrate objects more effectively than the interfaces used in our earlier products, and thereby creates significant opportunity for the installation of customer equipment in non-line of sight (“NLOS”) environments. Airspan’s first WiMAX products (MacroMAX and EasyST) became generally available for commercial sale in the fourth quarter of 2005 for the 3.5 GHz FDD band. As of February 2008, our WiMAX portfolio was comprised of the following products:

Product	Description	Available Frequencies
Base Stations
• HiperMAX	HiperMAX Base Station is optimized to support the IEEE 802.16e-2005 specification for WiMAX. Both 256 OFDM and scalable OFDMA physical layers are supported within the overall design.	3.4-3.6 GHz TDD, 3.4-3.6 GHz FDD, 3.6-3.8 GHz TDD, 4.9-5.0 GHz TDD

HiperMAX-Micro is an all-outdoor Base Station based on the same technology as HiperMAX and is available in all of the same frequencies.

• MicroMAX
MicroMAX base station shares the same system architecture as our tried-and-tested WipLL product line. The base station is highly modular in design and is composed of two main components: the all-outdoor Base Station Radios (BSR) and the indoor Base Station Distribution Unit (BSDU). Each base station could contain up to 12 BSRs, depending on the amount of available spectrums.
FDD (1.5 GHz, 3.4-3.6 GHz; 3.6-3.8 GHz) TDD (1.5 GHz, 3.3-3.5 GHz; 3.4-3.6 GHz; 3.6-3.8 GHz; 4.9-5.0 GHz; 5.15-5.35 GHz; 5.47-5.725 GHz; 5.725-5.875 GHz; 5.85-5.95 GHz)

• MacroMAX
The MacroMAX product has been developed for urban, high-density deployment situations. MacroMAX architecture utilizes an indoor radio unit, with external feeders to appropriate mast installed antennae.
3.4-3.6 GHz FDD

Subscriber Terminals/Customer Equipment

• EasyST
The EasyST is designed to be installed by the end-user. EasyST supports different deployment options to optimize performance depending on the actual location. EasyST can also be deployed with the optional EasyST-WiFi unit thus providing combined WiMAX and Wi-Fi functionality in the same unit. When combined with the EasyWiFi base, the EasyST creates a unique combined WiMAX / Wi-Fi terminal that can be an instant public hotspot or Indoor Metro-Zone Wi-Fi node. The EasyST overall design supports both 256 OFDM (TDD & FDD) and scalable OFDMA (TDD) physical layers offering operators a flexible choice of fixed or mobile WiMAX air interface, which complements the capabilities of Airspan's HiperMAX Base Station
FDD (3.4-3.6 GHz; 3.6-3.8 GHz) TDD (1.5 GHz, 3.3-3.5 GHz; 3.4-3.6 GHz; 3.6-3.8 GHz; 4.9-5.0 GHz; 5.725-5.875 GHz)

• ProST
The ProST and ProST-WiFi are designed for rapid and simple external deployment, to be fitted by trained personnel in less than one hour. The unit is ideal when a specific service-level agreement needs to be guaranteed. The ProST ensures high service availability at enhanced ranges, operating in both LOS and NLOS propagation environments. The ProST-WiFi is a unique combination terminal that integrates WiMAX with an outdoor Wi-Fi access point to create instant public hotspots or outdoor Wi-Fi Metro-Zone nodes. The ProST design supports both 256 OFDM (TDD & FDD) and scalable OFDMA (TDD) physical layers offering operators a flexible choice of fixed or mobile WiMAX air interface, which complements the capabilities of Airspan's HiperMAX Base Station.
FDD (3.4-3.6 GHz; 3.6-3.8 GHz) TDD (3.3-3.5 GHz; 3.4-3.6 GHz; 4.9-5.0 GHz; 5.15-5.35 GHz; 5.47-5.725 GHz; 5.8 GHz; 5.85-5.95 GHz)

MacroMAX, MicroMAX, EasyST and ProST are all WiMAX certified for the 3.4-3.6 GHz FDD band. Further development is now underway to introduce new base station and subscriber terminal variants, to develop a wide portfolio of frequency bands to support the 802.16 mobile standards.

On February 6, 2008, we announced a four year cooperation agreement with Fujitsu Limited of Japan to jointly build a leading-class Mobile WiMAX base station (MacroMAXe) for carriers in the 2.5 and 2.3 GHz frequency bands.

MiMAX is a family of Mobile WiMAX user devices incorporating Quad Band radio frequency technology. The four bands supported are in line with core worldwide Mobile WiMAX spectrum allocations allowing an operator to offer a WiMAX solution with global roaming capabilities. MiMAX devices support the full Mobile WiMAX Wave 2 Certication Profiles including Interoperable MIMO and Beam Forming techniques as defines by the IEEE802.16 standard. The MiMAX-USB is the first MiMAX form factor that will be available from Airspan mid-2008.

Through our participation in the WiMAX Forum®, we contribute to the development of the IEEE 802.16 standards and WiMAX Forum® technical activities. As a part of our development of the WiMAX portfolio, we are working closely with key technology partners. These include:

•	Intel Corporation — Application Specific Integrated Circuits for customer equipment;

•	picoChip Designs Limited — High performance parallel processors for SDR base stations;

•	SEQUANS Communications — Systems on a Chip for integrated Micro base stations; and

•	Starent Networks — Access Service Network (ASN) enabling roaming on mobile WiMAX networks.

We are also investing in the development of technologies and techniques that will provide further performance benefits. These include the development of multi-channel radio transceivers and smart antenna technology.

Wi-Fi Product Portfolio

Airspan’s AS.Net products are based on the IEEE 802.11a/b/g standards. Through our membership in the Wi-Fi Alliance, a global, non-profit industry trade association devoted to the growth of wireless Local Area Networks (WLAN), Airspan participates with more than 200 companies in delivering interoperable Wi-Fi solutions and ensuring a positive user experience through the Alliance’s WiFi CertifiedTM program. Airspan’s membership in the Wi-Fi Alliance and its acquisition of Radionet reiterate Airspan’s belief that a combination of WiMAX and Wi-Fi technologies will provide the most flexible combination of wireless-based broadband connectivity solutions in enterprise and carrier networks.

In November 2005, we acquired Radionet, a leading provider of municipal wireless hot zones, community networks, mobile broadband solutions for industrial applications, such as ports, mines and public transport, and link solutions for wireless backhaul and enterprises. Radionet’s environmentally-robust product portfolio, operating in unlicensed frequency bands using IEEE 802.11 a/b/g Wi-Fi standards, delivers high performance connectivity with built-in bandwidth management and advanced security features. The Radionet product architecture includes network and subscriber management capabilities and Radionet’s patented “MageIP” TM technology allows roaming within Hotzones, offering seamless mobility between access points and subnets in a wireless network. The acquisition added to our product portfolio wireless products that operate according to the IEEE 802.11 standard for wireless local area networks (also known as Wi-Fi). Radionet products are now being sold under the “AS.NET” name.

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

In October 2002, we strengthened our position in the broadband wireless equipment market with the acquisition of the WipLL business from Marconi, which we renamed Airspan Networks (Israel) Limited (“Airspan Israel”). The products and services produced by Airspan Israel enable operators in licensed and unlicensed wireless bands to offer high-speed, low cost, wireless broadband connections for data and voice over the Internet, using the Internet Protocol.

In October 2003, we began marketing our AS4030 and AS3030 product range of Airspan branded high-end point-to-multipoint and point-to-point products suitable for operators wishing to deliver service offerings to medium and large businesses and multi-tenant dwellings that require considerable bandwidth for their end-users. These products, based on OFDM technology, can also be used for a wide range of backhaul applications, for example, connecting remote base stations to a central office.

In December 2003, we acquired Proximity, whose products enable operators to provide carrier class circuit switched voice and data services using Time Division Multiple Access technology.

Voice Over Internet Protocol Products

In June 2005, we acquired all of the outstanding shares of capital stock of ArelNet, a pioneer in VoIP network infrastructure equipment and solutions, including soft switches and gateways supporting all major VoIP standards. The ArelNet product portfolio (“AS.TONE”) gives us the ability to sell VoIP products on a stand-alone basis or in combination with our WiMAX products to operators wishing to offer voice services over their IP-based networks.

Network Management Systems

Our product platforms are supported by network management systems (“NMS”) that perform configuration, alarm, test and performance management activities that help ensure that the services provided over a network are uninterrupted and of high quality. All of our NMS are flexible and can be expanded to suit a range of different networks. They permit network operators to manage remotely a geographically dispersed set of network elements. They also all feature intuitive graphical user interfaces, and allow remote maintenance for all deployed equipment. Our NMS are marketed under the names AS8100 (Sitespan), AS8200 (Netspan), AS8300 (AirspanAccess) REM (Remote Element Manager) and WipManage.

Radio Planning and Installation Tools

Our sophisticated planning and configuration tools enable operators to plan and deploy our wireless systems. The tools provide a powerful prediction engine that can generate coverage maps for multiple scenarios until the best-case scenario is found.

Our installation tools are designed to assist our customers with installation or troubleshooting of customer premises equipment installations in an efficient and effective manner.

Research and Development

As of March 1, 2008, we had 100 full time employees and contractors engaged in research and development located in Uxbridge (U.K.) Airport City (Israel) and elsewhere. Our wireless technologies have been under continuous development since 1992, deliver high performance and are resilient in a very wide range of deployment conditions.

Intellectual Property

We rely on a combination of patent, trademark, copyright, trade secret law and confidentiality or license agreements to protect our proprietary rights in products, services, know-how and information. Intellectual property laws afford limited protection. Certain rights held by us and our subsidiaries provide us with a competitive advantage, even though not all of these rights are protected under intellectual property laws. It may be possible for a third party to copy our products and services or otherwise obtain and use our proprietary information without our permission.

During the development of our products, we have generated a significant patent portfolio. As of February 4, 2008, our development efforts have resulted in over 30 separate U.S. patents granted (some with various foreign counterparts), with a further three currently pending U.S. applications. In connection with our acquisition of the Radionet business, we acquired two U.S. patents. For these technologies we do not pay significant royalties to any other companies. To improve system performance and reduce costs, we have developed custom integrated circuits that incorporate much of our IP, and which are the key elements of our wireless solutions.

In connection with our acquisition of the Proximity business from Nortel Networks (“Nortel”), Nortel assigned to us all of its rights, title and interest in the Proximity trademarks and service marks and certain of its copyrights used exclusively with the Proximity products. In addition, Nortel has granted us a non-exclusive, world-wide license to use its U.S. patents that relate to the Proximity products for the term of the patents. Nortel has also granted us a non-exclusive worldwide license to use certain of its copyrights, which were not assigned to us and its trade secrets relating to the Proximity products. The copyright and trade secrets licenses are perpetual.

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

We and other WiMAX manufacturers have received letters from Wi-LAN raising various patent infringement claims and offering licenses of various Wi-LAN patents. We received a letter, dated November 9, 2006, offering us licenses of various Wi-LAN patents. After reviewing Wi-LAN’s claims, on February 1, 2007, we sent a letter to Wi-LAN notifying them that we did not believe that we require a license from Wi-LAN. On May 29, 2007, we received a follow up letter and materials from Wi-LAN which continued to assert those claims.  We also received an e-mail relating to this matter on November 21, 2007.   Once again the Company has carefully reviewed this matter, and in consultation with its patent counsel sent a further letter on January 30, 2008 declining Wi-LAN’s offer to license their patents. However, there can be no assurance as to the ultimate outcome of this matter.

Extensive Testing and Integration Facilities

The performance and coverage area of a broadband wireless system is dependent on a number of factors including: the strength of the radio signal transmitted; the sensitivity of the radio receiving apparatus; the radio frequency used; and the clutter (natural terrain features and man-made obstructions). The ability of an operator to use a broadband wireless system is predominantly dependent on the environment in which the broadband wireless system is deployed and base stations and customer premise equipment are installed. Our process of radio planning considers these important factors to maximize performance, coverage and availability.

The Company has extensive lab-based Integration and Test facilities at the R&D facilities in Uxbridge, United Kingdom and in Airport City, Israel. Lab-based testing is insufficient to fully test the systems that we design. Therefore we operate live multi-cell WiMAX test networks in and around the town of Stratford-upon-Avon, United Kingdom, and in the vicinity of Airport City, Israel. These systems permit us to empirically investigate radio transmission and reception and interference behavior for existing and emerging products in a real-world environment.

Sales, Marketing and Customer Service

We sell our systems and solutions primarily through our direct sales force and through, independent agents, resellers and OEM partners. Our direct sales force targets network operators, ISPs and enterprises in both developed and developing markets. In markets where we do not have a direct sales presence, we also sell through independent agents, resellers and system integrators who target network operators and other customers. We also sell our products to OEMs who may sell our products under their names.

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

A high level of ongoing service and support is critical to our objective of developing long-term customer relationships. To facilitate the deployment of our systems, we offer our customers a wide range of implementation and support services including spectrum planning and optimization, post-sales support, training, helpline and a variety of other support services.

Our subcontractors, who have the expertise and ability to professionally install our products, perform most major installations and commissioning. This enables us to efficiently manage fluctuations in volume of installation work.

As of March 1, 2008, we had 122 full time employees and contractors dedicated to sales, marketing and customer service.

Manufacturing

We subcontract all of our manufacturing to third-party subcontract manufacturing service providers. These providers offer full service manufacturing solutions, including assembly, integration, test, prototyping and new product introduction. The following is an overview of where our products are manufactured.

•	WiMAX baseband infrastructure & Proximity customer premise equipment are manufactured by Solectron Corporation in Guadalajara, Mexico.

•	WiMAX masthead infrastructure, Proximity base station equipment and AS.NET products are manufactured by Syntech Technologies in the United Kingdom.

•
WiMAX customer premise equipment and the smaller WiMAX base stations are manufactured by Flextronics in various locations. WiMAX customer premise equipment is manufactured in volume by ASUSTek (Taiwan) Inc.

•	WipLL base stations and customer premise equipment are manufactured by Racamtech Limited in Israel.

Our agreements with these manufacturing subcontractors are all non-exclusive and may be terminated by either party with six months’ notice without significant penalty. Other than component liability as a consequence of authorized forecasts provided by Airspan, we do not have any agreements with our manufacturing subcontractors to purchase any minimum volumes.

Our manufacturing support activities consist primarily of prototype development, new product introduction, materials planning and procurement and quality control.

With the exception of Proximity customer premise equipment, all products are routed to customers via one of our two third party logistics partners, Agility Logistics Ltd. in the United Kingdom and Mexico and Flying Cargo in Israel.

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

Backlog

Our backlog at December 31, 2007 and 2006 was $27.6 million and $29.4 million, respectively. Subject to the fulfillment by our customers of their contractual obligations, including payments, we anticipate that substantially all of the year-end 2007 backlog will be filled in 2008. We believe that backlog is not necessarily a reliable indicator of our future sales as our customers generally do not make significant firm commitments to purchase our products more than a quarter in advance.

Competition

We compete in a relatively new, rapidly evolving and highly competitive and fragmented market. We compete with companies that are producing access systems for fixed and mobile wireless networks, cellular networks, wired DSL networks, cable networks and occasionally fiber optic cable and satellite networks. We also compete with companies that have VoIP switching solutions.

We believe the primary competitive challenges our business faces include:

•	competing with established, traditional wired network equipment providers and their wired solutions;

•	encountering competition as more suppliers develop and introduce products that comply with mobile and fixed WiMAX standards;

•	competing with the growth of cellular mobile networks that are capable of providing broadband access at high speeds; and

•	convincing service providers that our solutions are superior to competing wired and wireless solutions that may be offered by substantially larger companies.

We face, or believe that we will face, competition from various other providers of wireless communications products and services and, while we believe our industry to be competitive, we do not believe there is a single dominant competitor. Competitors vary in size and scope, in terms of products and services offered. With respect to the broadband fixed wireless solutions we offer today, we believe we compete directly with Alcatel-Lucent, Alvarion, Aperto Networks, Axxcelera Broadband Wireless, Cisco Networks, Huawei, Motorola, Nortel Networks, Nokia Siemens, Redline Communications, Samsung, Terabeam, Inc. and ZTE Corporation, and with a number of smaller privately-held companies. Several large OEM suppliers of wireless access equipment, including Samsung, Alcatel-Lucent, Nortel and Nokia Siemens, are offering WiMAX products and pursuing advanced WiMAX development programs. In certain cases, these OEM suppliers are partnering with specialized WiMAX equipment vendors, such as Airspan, for critical elements of their product programs. Although the large suppliers represent significant potential competition to smaller, WiMAX-focused participants, certain of these specialized WiMAX companies, including Airspan, have significantly differentiated their market and technology positions by leveraging OEM relationships. Airspan believes that its strategic and commercial OEM relationships with Fujitsu, Ericsson, and Nortel have provided the Company with technical and market advantages that create meaningful differentiation both with respect to large OEM competitors and with respect to those smaller WiMAX participants that have not achieved similar strategic collaborations. We expect to face competition from these and other suppliers that introduce and develop products that comply with mobile WiMAX standards.

Competing Technologies

Today, broadband connections can be provided with or without voice services by a number of competing access technologies. While the communications transport network and Internet backbone are capable of transporting data at extremely high speeds, data can only be delivered from those parts of the network through the access portion to the end-user as fast as the end-user’s connection to the network will permit. Many traditional access connections that use copper wires are inadequate to address the rapidly expanding bandwidth requirements. To address these requirements a number of alternative solutions have emerged. Below we have identified those solutions that are perceived, for a variety of technological and economic reasons, to have competed most directly with the broadband wireless solutions we offer.

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

Fiber technology allows an operator to deliver video, voice and data capabilities over an optical fiber medium that can deliver very high capacity to end-users. Because of the high costs associated with its deployment, fiber is used primarily for broadband access for businesses. It is most economically deployed in urban and suburban environments where business and residents create very high demand for services over broadband, and end-users can afford the relatively high tariffs charged by operators to provide fiber-based connectivity.

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

Employees

As of March 1 2008, we had a total of 295 full-time employees, including contract personnel, of which 89 were based in the U.K., 96 were based in Israel, 32 were based in the United States and 78 were based in other locations. No employees are presently represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers and Directors

The names, ages and positions of our executive officers and directors as of March 10, 2008 are listed below along with their business experience during the past five years.

Name	Age	Title
Matthew J. Desch	50	Chairman of the Board of Directors
Eric D. Stonestrom	46	President and Chief Executive Officer, Director
David Brant	44	Senior Vice President and Chief Financial Officer
Henrik Smith-Petersen	44	President, Asia Pacific
Arthur Levine	50	Vice President, Finance and Controller
Paul Senior	43	Senior Vice President and Chief Technology Officer
Uzi Shalev	50	Vice President and General Manager, Airspan Israel
Padraig Byrne	41	Chief Marketing Officer
Julianne M. Biagini	45	Director
Bandel L. Carano	46	Director
Michael T. Flynn	59	Director
Frederick R. Fromm	58	Director
Guillermo Heredia	66	Director
Thomas S. Huseby	60	Director
David A. Twyver	61	Director

Matthew J. Desch became Chairman of the Board of Directors of Airspan on July 1, 2000. Since September 2006, Mr. Desch has served as Chairman and Chief Executive Officer of Iridium Satellite LLC, a global supplier of mobile satellite communications services. Prior to joining Iridium, Mr. Desch served as the Chief Executive Officer of Telcordia Technologies, a private communications software and services supplier from July 2002 until October 2005. He is currently a member of the board of directors of Starent Networks. From 1987 through May 2000, Mr. Desch served in a variety of management positions with Nortel Networks, a global supplier of networking solutions and services. From 1996 through 2000, he served as Executive Vice President and President of Nortel’s Wireless Networks division, responsible for Nortel’s global wireless infrastructure business. Mr. Desch has a B.S. from Ohio State University and an M.B.A. from the University of Chicago.

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

David Brant joined Airspan in January 1998 as Finance Director. He became Senior Vice President and Chief Financial Officer in January 2007. Between July 2000 and December 2005 Mr. Brant served as Vice President Finance and Controller. In December 2005 the Company transferred its Finance function to the United States, and he assumed an operating role leading the Company’s AS.NET division, broadening his experience across the operational functions of the Company. From 1990 to 1998, Mr. Brant was employed by DSC in various financial roles, the last post as Director of European Accounting. He received a B.A. in Mathematical Economics in 1984 from Essex University and is a Fellow of the Association of Chartered Certified Accountants.

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

Paul Senior joined the Airspan in January of 1998 and has served as Head of Airspan’s Radio Planning Team, Director of Customer Services, Senior Director of Operations and Sales, Asia Pacific, as Vice President, Marketing and Product Management and since May 2007 as Airspan’s Senior Vice President and Chief Technology Officer. Mr. Senior is an industry veteran, with over 22 years experience in the radio telecommunication industry. Mr. Senior started his career at GEC Telecoms and worked in research at Plessey Research, Nortel’s BNR, Alcatel and DSC Communications. In late 2002, Mr. Senior participated in the creation of today’s WiMAX Forum®, alongside other industry visionaries. Paul is very active within the WiMAX Forum® and is one of its most vocal evangelists. Paul is a Charter Board member of the WiMAX Forum®.

Uzi Shalev is Vice President and General Manager of Airspan Israel and is responsible for research and development and the supply chain for all Airspan’s products. Mr. Shalev joined Marconi in January 2001 as Vice President of Engineering and was appointed as VP & General Manager of Airspan Israel at the acquisition in 2002. Prior to joining the company, he served as Senior VP Engineering  with RADVision, developing Voice and Video over IP products. From 1985 until 1993, Mr. Shalev worked in various projects in the Israel Aircraft Industries. He has 23 years of experience in telecommunications, wireless products, in managerial and technical roles. Mr. Shalev holds a BSc. degree in Mathematics and Computer science from the Hebrew University of Jerusalem.

Padraig Byrne joined Airspan in February 2008, as the Chief Marketing Officer. Mr. Byrne served as Director of Business Development of AT&T from April 2000 to February 2002, with global responsibility for developing and managing international and domestic alliance efforts. In addition, Mr. Byrne played a significant role in the spin off of AT&T Wireless from AT&T. Following AT&T Wireless’ divestiture of its broadband wireless division, Mr. Byrne served as the Director of Strategic Sales of Netro Corporation, a telecommunications company, from February 2002 to July 2003, where he was in charge of business development and strategic sales. Subsequent to Netro’s merger with SR Telecom, a Canadian broadband wireless company, Mr. Byrne was the Vice President of SR Telecom from July 2003 to November 2006 and was in charge of Europe, Middle East and Africa sales. From February 2007 until joining the Company, Mr. Byrne served as the Vice President of Sales and Marketing of PureWave Networks, Inc., an advanced antenna beamforming technology company in Silicon Valley. Mr. Byrne brings extensive sales, business development, strategy, channel management and revenue generation experience to the Company. Mr. Byrne spent ten years as a United States diplomat working abroad for the United States Foreign Service and holds a B.A. from the University of San Francisco.

Julianne M. Biagini has served as a director of Airspan since August 2006. Ms. Biagini has been employed by Crossbow Technology, Inc. since February 2008, as their Chief Financial Officer. Crossbow is a private company focused on the wireless sensor industry. From 1994 through 2007, she served in a number of executive positions at Endwave Corporation, a supplier of RF subsystems for millimeterwave, broadband wireless access systems. During her tenure, Ms. Biagini also served for five years as Chief Financial Officer of Endwave from May 2001 through April 2006. From 1992 until 1994, Ms. Biagini was the manager of Accounting and Tax at Exponent, Inc., an engineering and scientific consulting firm. Prior to 1992, Ms. Biagini worked at KPMG as a tax specialist. Ms. Biagini is a Certified Public Accountant with a B.S. in business administration from San Jose State University and an M.B.A. from Santa Clara University.

Bandel L. Carano joined the Board of Directors of Airspan in September 2006. Mr. Carano, who was a member of the Company’s Board of Directors from January 1998 to February 2001, has been a general partner of Oak Investment Partners, a multi-stage venture capital firm, since 1987. Mr. Carano also serves on the Investment Advisory Board of the Stanford Engineering Venture Fund, the Board of Directors of Kratos Defense and Security Solutions, Inc. and FiberTower Corporation, the Supervisory Board of Tele Atlas N.V. and the Board of Directors of numerous private companies. Mr. Carano holds a B.S. and an M.S. in Electrical Engineering from Stanford University.

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

Guillermo Heredia joined the Board of Directors of Airspan in January 2001. Since September 2005, Mr. Heredia has served as President and CEO of AeroLineas MesoAmericanas, a new low cost airline carrier operating within Mexico. From 1999 to 2005, Mr. Heredia served as the managing partner of Consultores en Inversiones Aeronauticas, a provider of consulting services to airline operators and investors. Mr. Heredia has served in the senior management of three major Mexican corporations: as President and Chief Operating Officer of Aeromexico from 1989 to 1992, as President and Chief Operating Officer of Grupo Iusacell, Mexico’s number two wireless carrier from 1992 to 1994, and as President and Chief Executive Officer of Previnter, a joint venture of AIG, Bank Boston and Bank of Nova Scotia from 1995 to 1999. Mr. Heredia currently serves as a member of the board of directors for W.L. Comunicaciones, a private telecommunications company involved in developing a wide band fiber optic network in Mexico City and throughout Mexico and for Jalisco Tequilana Internacional, a private distiller and distributor of Tequila. Mr. Heredia holds a degree in Mechanical Engineering from the Universidad de las Americas and in Business Administration from Universidad Iberoamericana.

Thomas S. Huseby has served as a Director of Airspan since January 1998, serving as Chairman of the Board from January 1998 until July 2000. Since August 1997, Mr. Huseby has served as the Managing Partner of SeaPoint Ventures, a venture capital fund focused on communications infrastructure. Mr. Huseby has also served as an advisor to Oak Investment Partners since August 1997 and from 2007 as a strategic partner to Hunt Ventures and Voyager Capital. Prior to his employment with SeaPoint Ventures, from 1994 to 1997, Mr. Huseby was the Chairman and Chief Executive Officer of Metawave Communications, a previously public corporation which manufactured cellular infrastructure equipment. Previously, he was President and Chief Executive Officer of Innova Corporation, a previously public manufacturer of millimeter wave radios. Mr. Huseby is currently Chairman of the Board of three privately held companies, Ontela Inc. that provides a platform that brings image services to mobile phone handsets; SnapIn Software, Inc. that develops handset-based wireless customer care and diagnostic products for mobile network operators; and Zumobi Inc. that allows innovative mobile access, retrieval and sharing of web-based content. He is also a board member of the following privately held corporations: Hubspan, Kineto Wireless, Modiv Media, Mojix, Trumba and SinglePoint. Mr. Huseby has a Bachelor’s degree in Economics and a B.S.I.E. from Columbia University and an M.B.A. from Stanford University.

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

We have incurred net losses and negative cash flows since we became an independent company, and as of December 31, 2007, we had an accumulated deficit of $276 million. We anticipate that we will continue to experience negative cash flows and net losses through 2008. Our operating losses have been due in part to the commitment of significant resources to our research and development and sales and marketing departments. We expect to continue to devote resources to these areas and, as a result, we will need to increase substantially our quarterly revenues to achieve and maintain profitability. We cannot be certain that we will achieve sufficient revenues for profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. Continuous cash outflows can lead to the need for new financing, which may not be available on favorable terms, or at all.

If we are unable to develop and successfully sell WiMAX certified mobile products in a timely fashion, our business will be materially adversely affected.

Certification for mobile WiMAX products based on the IEEE-2005 (referred to hereinafter as “802.16e”) standards is currently expected to be available in the first half of 2008, and we expect that carriers will begin to deploy this standard soon thereafter. If our mobile WiMAX products are not certified soon after certification is available, if our products do not operate with the products of other suppliers or if the development of those products is otherwise delayed, there would be a material adverse affect on our business. We would be at a significant disadvantage in the marketplace if we are not able to launch certified mobile WiMAX products at the time carriers begin to deploy the anticipated new mobile standard. Even if our products are available and certified, we cannot provide any assurance that we will be able to sell our products or to develop relationships with system integrators and OEMs in order to sell our products.

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

Our quarterly and annual operating results have fluctuated in the past and will likely vary in the future for a variety of reasons, many of which are outside of our control, including the following:

•
changes in the mix of our products sold, including the growth of sales of our WiMAX products offset by declines in sales of our legacy products and the wind down in sales under our contract with Yozan and DBD

•	fluctuations in the size and timing of orders, as our customers are not typically required to purchase a specific number of our products in any given quarter;

•	the budget cycles of our customers and the timing of purchases by our customers and end-users of our products;

•	the size and timing of major deployments of our products;

•	delays in shipments or payment due to our customers inability to obtain licenses or for other reasons;

•	the loss of a major customer;

•	the adoption of new standards in our industry;

•	the fulfillment of criteria necessary for us to recognize revenue;

•	the development of competing technology, products or service, which may cause us to lose customers;

•	our ability to attract and retain technical and other talent;

•	the inability of our suppliers or manufacturers to fulfill our orders as a result of a shortage of key components;

•	mergers or acquisitions by us, our customers or our competitors;

•	general economic conditions worldwide and in the United States; and

•	some degree of seasonality in which the first calendar quarter generally has lower sales than the final quarter of the preceding year.

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

As certain of our current products become obsolete, growth in sales of our new WiMAX products will be needed to compensate for this decline in revenues. As WiMAX is now regarded as likely to become a principal standard for the broadband wireless industry, we are facing the risk of obsolescence of our non-WiMAX products. As a result, we expect our sales to continue to be materially adversely affected until increasing sales of WiMAX products compensate for the decline in sales of non-WiMAX products. While our WiMAX sales have been increasing, those increases have not yet been sufficient to offset the decline in sales of our non-WiMAX products. In the course of committing to research and development, enhancing our existing products and developing the WiMAX product line, we have made projections and assumptions about the potential demand for our various product lines. If our projections or assumptions are incorrect for any reason, and our product lines do not sell as projected, our results of operations will be materially adversely affected.

Since we incur most of our operating expenses and a portion of our cost of goods sold in foreign currencies, fluctuations in the values of foreign currencies could have a negative impact on our profitability.

Although 82% and 87% of our sales in 2007 and 2006, respectively, were denominated in U.S. dollars, and a majority of our cost of goods sold were denominated in U.S. dollars, we incur most of our operating expenses and a portion of our cost of goods in British pounds and, to a lesser extent, New Israeli Shekels and euros. In the years ended December 31, 2007 and 2006, approximately 12% and 24%, respectively, of our combined operating expenses and cost of goods sold were denominated in British pounds. We expect these percentages to fluctuate over time. Fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations and our business and our currency hedging activities may not limit these risks. The value of foreign currency fluctuations against the U.S. dollar may also affect the competitiveness of our pricing compared to local products because we typically bill in U.S. dollars.

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

With our WiMAX products, we are focused on delivering Internet Protocol (“IP”) based operating systems. The development of new, technologically advanced IP-optimized networking solutions and products is a complex and uncertain process requiring high levels of innovation, as well as the anticipation of technological and market trends. Our commitment to develop and refine our IP based operating systems may result in our expenses growing at a faster rate than our revenues, particularly since the initial investment to bring a new or enhanced product to market may be high. We may not be successful in targeting new market opportunities, in developing and commercializing new products in a timely manner or in achieving market acceptance for our new products. As a result, we may expend research and development and other resources on projections that do not result in significant sales.

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

Competitors vary in size and resources and in products and services offered. With respect to the broadband fixed wireless solutions we offer today, we believe we compete directly with Alcatel-Lucent, Alvarion, Aperto Networks, Axxcelera Broadband Wireless, Cisco Networks, Huawei, Motorola, Nortel Networks, Nokia Siemens, Redline Communications, Samsung, Terabeam, Inc. and ZTE Corporation, and with a number of smaller privately-held companies. In addition, some of the entities to which we currently sell our products may develop the capacity to manufacture their own products.

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

In 2007, approximately 63% of our revenues were derived from our top ten customers, including approximately 15% of our revenues from Axtel, approximately 12% of revenues from Yozan and approximately 10% from DBD. They were the only customers that individually accounted for 10% or more of our 2007 annual revenue. In fiscal 2008, we expect lower revenue from Axtel and minimal revenue from Yozan. As discussed further in “ITEM 3. LEGAL PROCEEDINGS”, we may commence legal action against DBD and therefore the amount of 2008 sales to DBD is uncertain at this time. We believe that there are certain economies of scale inherent in our business. Accordingly, if we are unable to replace the revenue previously generated by Axtel, Yozan and DBD with revenue from other significant customers or if we lose other large customers, our gross profit margins, profitability and efforts to preserve cash resources could be negatively affected.

The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period. We anticipate that our operating results will continue to depend on sales to a small number of key customers in the foreseeable future. In general, our contracts with our larger customers involve major deployments that require several months to fulfill, so our results may depend on the same major customers for consecutive quarters. We cannot assure you that, once a contract is fulfilled, the customer will purchase new products or services from us. We must, therefore, continually seek new customers in order to increase our revenue, and there can be no assurance that we will be successful in doing so.

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

In addition, particularly with our WiMAX products, we may enter into contracts that involve multiple deliveries of different elements over more than one quarter. The requirements in these contracts can affect the timing of revenue recognition under generally accepted accounting principles (“GAAP”). These requirements may include customer acceptance, guarantees of coverage, guarantees of certification or delivery of products not yet available. GAAP may preclude us from recognizing revenue under such contracts until these requirements have been met.

We make estimates relating to customer demand and errors in our estimates may have negative effects on our inventory levels, revenues and results of operations.

We have historically been required to place firm orders or binding forecasts for products and components with our suppliers to ensure that we are able to meet our customers’ demands. These commitments to our suppliers may be placed up to six months prior to the anticipated delivery date based on our existing customer purchase commitments and our forecasts of future customer demand. Our sales process requires us to make multiple forecast assumptions relating to expected customer demand, each of which may introduce error into our estimates, causing excess inventory to accumulate or a lack of product supply when needed. If we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect or at all. As a result, we have sometimes had excess inventory, which has increased our net losses. For example, in the second quarter of 2007 we recorded an inventory write down of $5.9 million as a result of reduced demand for our non-WiMAX revenues. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity were available, we may lose revenue opportunities and market share and may damage our customer relationships.

Our international sales may be difficult and costly as a result of the political, economic and regulatory risks in those regions.

Sales to customers based outside the U.S. have historically accounted for a substantial majority of our revenues. In the year ended 2007 and 2006, our international sales (sales to customers located outside the U.S. which includes a small percentage of U.S. customers where the final destination of the equipment is outside of the U.S.) accounted for approximately 91% and 92% of our total revenue. In 2007, 40% of our revenue was derived from customers in North and South America, 39% from customers in Europe, Africa and the Middle East, with Asia accounting for 21% of revenues. In many international markets, long-standing relationships between potential customers and their local suppliers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuing international opportunities may require significant investments for an extended period before returns on such investments, if any, are realized and such investments may result in expenses growing at a faster rate than revenues. The following risks inherent in international business could reduce the international demand for our products, decrease the prices at which we can sell our products internationally or disrupt our international operations, which could adversely affect our operations:

•	the imposition of tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

•	import or export controls, including licensing or product-certification requirements;

•	unexpected changes in government policies or regulatory requirements in the United States or in foreign governments and delays in receiving licenses to operate;

•	political instability and acts of war or terrorism;

•	economic instability, including the impact of economic recessions;

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

Our dependence on contract manufacturers may result in a material adverse effect on our business if they are unable to fill our orders on a timely basis or if they terminate their non-exclusive agreements with us.

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

If we lose Eric Stonestrom, our Chief Executive Officer, or any of our other executive officers, we may encounter difficulty replacing their expertise, which could impair our ability to implement our business plan successfully.

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

Our success has historically relied in part on proprietary technology. We have used a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights associated with our products other than our WiMAX products. Despite our efforts to protect our proprietary rights, we cannot be certain that the steps we have taken will prevent misappropriation of our technology, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights. The laws of some foreign countries, particularly in Asia, do not protect our proprietary rights to the same extent as the laws of the U.S. and the United Kingdom, and we may encounter substantial infringement problems in those countries. In addition, we do not file for patent protection in every country where we conduct business. In some countries where we do file for patent protection, we may choose not to maintain patent protection. In addition, we may not file for or maintain patent protection in a country from which we derive significant revenue. In instances where we have licensed intellectual property from third parties, we may have limited rights to institute actions against third parties for infringement of the licensed intellectual property or to defend any suit that challenges the validity of the licensed intellectual property. If we fail to protect adequately our intellectual property rights, or fail to do so under applicable law, it would be easier for our competitors to copy our products and sell competing products at lower prices, which would harm our business.

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

For example, we and other WiMAX manufacturers have received letters from Wi-LAN raising various patent infringement claims and offering licenses of various Wi-LAN patents. We received a letter, dated November 9, 2006, offering us licenses of various Wi-LAN patents. After reviewing Wi-LAN’s claims, on February 1, 2007, we sent a letter to Wi-LAN notifying them that we did not believe that we require a license from Wi-LAN. On May 29, 2007, we received a follow up letter and materials from Wi-LAN which continued to assert those claims.  We also received an e-mail relating to this matter on November 21, 2007.   Once again the Company has carefully reviewed this matter, and in consultation with its patent counsel sent a further letter on January 30, 2008 declining Wi-LAN’s offer to license their patents. If Wi-LAN decides to pursue claims against us for patent infringement, there can be no assurance as to the ultimate outcome of this matter. Even if we were to prevail in such litigation, the associated costs could deplete our financial resources, and our management’s attention and resources could be diverted. Alternatively, we may be required to seek a license to use certain technology from Wi-LAN. We cannot be certain that Wi-LAN would provide such a license or, if it did, what the economic or other terms of the license would be. Such a license could require us to make significant payments with respect to past and/or future sales of our products, and such payments might significantly reduce the margins on sales of our products.

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

On August 7, 2007, we and our wholly-owned subsidiary, Airspan Communications Limited, entered into an amendment to our August 1, 2006 Loan and Security Agreement (the “Loan and Security Agreement”) with SVB, with respect to a revolving credit line. For the term of the credit line, which expires on December 31, 2008, we may, subject to certain adjustments, borrow up to the lesser of (i) $20 million and (ii) 80% of eligible accounts receivable. We are currently drawing on the credit line, and we expect to continue to use it in 2008. Although we believe the credit facility will increase our financial resources and financial flexibility, our use of the credit facility does present certain risks. Our ability to borrow under the credit facility is a function of, among other things, our base of eligible accounts receivable and the rate at which advances are made against eligible receivables (the “Advance Rate”). If the amount or quality of our accounts receivable deteriorates or the Advance Rate or eligibility criteria are adjusted adversely by SVB, our ability to borrow under the credit facility will be directly, negatively affected. If there is an adverse adjustment in the borrowing base at a time when we are unable to, within three business days, repay SVB the amount by which the borrowing base has been decreased, we will likely be in default under the Loan and Security Agreement. In addition, the credit facility requires us to satisfy certain financial covenants, including the maintenance of tangible net worth (as defined in the Agreement) of at least $44 million at December 31, 2007, with such required amount to be increased for each fiscal quarter thereafter by 50% of (i) our positive net income (ii) proceeds of stock issuances, and (iii) proceeds of indebtedness which is subordinated to our obligations to SVB. There is no assurance the Company will be able to meet this covenant in future quarters as required by the Loan and Security Agreement. In the event the Company is unable to meet this test in the future, we would plan to seek an amendment or waiver of this covenant. There can be no assurance that any such waiver or amendment would be granted. As a result, we cannot provide any assurance that we will be able to borrow under the Loan and Security Agreement at a time when we most need money to fund working capital or other needs and prohibit us from paying dividends on our capital stock. The credit facility also contains various provisions that restrict our use of cash and operating flexibility. These provisions could have important consequences for us, including (i) causing us to use a portion of our cash flow from operations for debt repayment and/or service rather than other perceived needs, (ii) precluding us from incurring additional debt financing for future working capital or capital expenditures and (iii) impacting our ability to take advantage of significant, perceived business opportunities, such as acquisition opportunities or to react to market conditions. Our failure to meet financial and other covenants could give rise to a default under the Loan and Security Agreement. In the event of an uncured default, the Loan and Security Agreement provides that all amounts owed to SVB are immediately due and payable and that SVB has the right to enforce its security interest in our assets. The Loan and Security Agreement is secured by collateral, including all of our rights and interests in substantially all of our personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, books and records, contract rights and proceeds of the above items.

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

As of the date of this report, it is our understanding that Oak Investment Partners XI, Limited Partnership (“Oak”) owns all of the outstanding shares of the Company’s Series B Preferred Stock (the “Series B Shares”). Based upon our capitalization as of December 31, 2007, the Series B Shares are initially convertible into a total of approximately 27% of our common stock (without giving effect to the exercise or conversion of any other outstanding options, warrants or convertible securities) and represent approximately 23% of the voting power outstanding.

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

Our primary locations of operations and product development are in Uxbridge in the United Kingdom and in Airport City in Israel. In Uxbridge, we lease two facilities of approximately 17,000 and 12,000 square feet. These leases expire in 2010. In Israel we lease two facilities of approximately 13,800 and 10,300 square feet. The lease for 13,800 square feet expires in July 2008 and the one for 10,300 square feet will continue until we move into a new facility later in 2008, when we will combine our Israel location into one office that will contain approximately 35,500 square feet.

ITEM 3. LEGAL PROCEEDINGS

Beginning in July 2001, the Company, its President and Chief Executive Officer Eric D. Stonestrom, its former Senior Vice President and Chief Financial Officer, its Chairman Matthew Desch and its former Executive Vice President and Chief Operating Officer (the "Individual Defendants") were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002.

The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act") and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b-5 promulgated thereunder. The essence of the complaint is that defendants issued and sold the Company's common stock pursuant to the Registration Statement for the July 20, 2000 Initial Public Offering ("IPO") without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaint also alleges that the Registration Statement for the IPO failed to disclose that the underwriters allocated Company shares in the IPO to customers in exchange for the customers' promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket. The action seeks damages in an unspecified amount.

This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim against the Company, but denied the motion to dismiss the Section 11 claim. On October 13, 2004, the Court certified a class in six of the approximately 309 other nearly identical actions that are part of the consolidated litigation. These six cases are the class certification "focus cases." The Plaintiffs selected these six cases, which do not include Airspan. On December 5, 2006, the Second Circuit vacated an order by the district court granting class certification in the six focus cases. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by Plaintiffs, but noted that Plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit's December 5, 2006 ruling, a majority of the issuers, including the Company, and their insurers, had submitted a settlement agreement to the Court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On December 21, 2007, the issuers and the underwriters filed papers opposing plaintiffs' class certification motion, and plaintiffs filed an opposition to defendants' motions to dismiss. On January 28, 2008, the issuers and the underwriters filed reply briefs in further support of their motions to dismiss the amended complaints. Due to the inherent uncertainties of litigation, we cannot accurately predict the outcome of this matter. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit's mandate, nor can we predict the amount of any such settlement and whether that amount would be greater than the Company's insurance coverage. If Airspan is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan's insurance coverage, and whether such damages would have a material impact on its results of operations or financial condition in any future period.

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

We and other WiMAX manufacturers have received letters from Wi-LAN raising various patent infringement claims and offering licenses of various Wi-LAN patents. We received a letter, dated November 9, 2006, offering us licenses of various Wi-LAN patents. After reviewing Wi-LAN’s claims, on February 1, 2007, we sent a letter to Wi-LAN notifying them that we did not believe that we require a license from Wi-LAN. On May 29, 2007, we received a follow up letter and materials from Wi-LAN which continued to assert those claims.  We also received an e-mail relating to this matter on November 21, 2007.   Once again the Company has carefully reviewed this matter, and in consultation with its patent counsel sent a further letter on January 30, 2008 declining Wi-LAN’s offer to license their patents. However, there can be no assurance as to the ultimate outcome of this matter.

The Company has been dealing with its customer Deutsche Breitband Dienste GmbH (“DBD”) since 2005. DBD recently advised the Company that as a result of a strategic change in their business undertaken at the direction of their board, DBD would not accept future deliveries of WiMAX units. The referenced WiMAX units have a value of approximately $4.6 million in accordance with the terms of a purchase order, which has a total value of approximately $10.8 million. The Company has acquired or made commitments to suppliers for inventory related to this contract in the amount of $2.1 million. At December 31, 2007 the accounts receivable balance due from DBD to Airspan under its agreements with DBD was $4.7 million payable over the first three quarters of 2008. In January 2008, DBD also advised the Company that they intend to offset $1 million related to returns of products under the Company’s warranty procedure. The Company continues to repair and return units under the warranty procedure. The Company does not agree with DBD’s position on either the cancellation of the purchase order commitment or its attempted unilateral reduction of the accounts receivable balance. On February 1, 2008, the Company sent a letter before action to DBD warning that court proceedings would be commenced if the Company’s demands were not met. While the outcome of litigation cannot be predicted with certainty, the Company believes that there is a strong likelihood that Airspan would be able to recover judgment in the English courts for the full amount of the outstanding accounts receivable balance, together with an amount for damages.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “AIRN”. The price range per share, reflected in the table below, is the highest and lowest closing price for our stock as reported by the NASDAQ Global Market during each quarter of the last two fiscal years.

	High	Low
2007
Fourth quarter	$2.77	$1.57
Third quarter	3.73	2.01
Second quarter	4.05	3.15
First quarter	5.03	3.51

2006
Fourth quarter	$3.90	$2.61
Third quarter	3.17	1.76
Second quarter	6.77	2.42
First quarter	6.75	5.39

At March 7, 2008, the closing price per share of our common stock was $1.04 and, based upon the number of record holders, we believe we had approximately 11,500 beneficial shareholders at that date.

DIVIDENDS

We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends on our common stock. Payments of cash dividends on our common stock and Series B preferred stock in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors. Our current debt agreement with SVB prohibits us from paying dividends on our common stock and Series B preferred stock without the consent of our lenders. Our Series B preferred stock also restricts us from paying dividends on common stock.

In 2006, we recognized a non-cash charge of $9.2 million for a deemed dividend to preferred stockholders associated with the beneficial conversion feature of the preferred stock issued in the third quarter 2004, comprised of $8.3 million related to the Series B Preferred Stock issued in respect of Oak’s exchange of its Series A Preferred Stock and $0.9 million related to the Series B Preferred Stock issued in respect of Oak’s cash investment.

In 2007, we recognized a non-cash charge of $4.7 million for a deemed dividend to our Series B preferred stockholders as a result of the issuance of 17,250,000 shares of common stock in a public offering. As the sale price of these shares to the underwriters on a per share basis was less than $2.90 per share, there was an anti-dilution adjustment to the number of shares of common stock issuable on conversion of the Series B Preferred Stock.

PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return provided shareholders on Airspan Networks Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Telecommunications index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indices on December 31, 2002 and its relative performance is tracked through December 31, 2007.

*$100 invested on 12/31/02 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07
Airspan Networks Inc.	100.00	360.82	559.79	586.60	381.44	181.44
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
NASDAQ Telecommunications	100.00	168.74	182.23	169.09	216.03	235.85

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

RELATED SHAREHOLDER MATTERS

Recent Sales of Unregistered Securities

In September 2004, the Company entered into a Preferred Stock Purchase Agreement with Oak Investment Partners XI Limited Partnership ("Oak") pursuant to which the Company sold 73,000 shares of Series A Preferred Stock to Oak for $29,200,000. These shares of Series A Preferred Stock were initially convertible into 7.3 million shares of common stock. The shares of Series A Preferred Stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In September 2006, the Company consummated the private sale (the "Private Placement") of 200,690 shares of Series B Preferred Stock (the "Series B Shares") to Oak. Oak received 100,000 of the Series B Shares in exchange for a $29 million cash investment and 100,690 of the Series B Shares in exchange for Oak's transfer to the Company of all 73,000 shares of Series A Preferred Stock held by Oak prior to the closing of the Private Placement, or 1.379 of the Series B Shares for each share of Series A Preferred Stock transferred by Oak to the Company. The shares of Series B Preferred Stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. At December 31, 2007, the Series B Preferred Stock was convertible into common stock at a conversion price of $2.69.

 ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year	Year	Year	Year	Year
	Ended	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2003 (1)	2004	2005 (2)(3)	2006	2007
	(in thousands, except for per share data)
Consolidated Statements of Operations Data:
Revenue	$30,651	$94,647	$110,966	$127,812	$94,970
Cost of revenue	27,691	67,243	79,467	94,948	70,134
Gross profit	2,960	27,404	31,499	32,864	24,836
Research and development	14,395	18,794	21,157	24,797	24,596
Sales and marketing, including bad debts	11,335	11,562	12,579	19,460	16,075
General and administrative	8,741	11,042	12,682	16,039	14,947
Amortization of intangibles	172	723	942	1,060	936
Restructuring provisions	750	413	1,150	2,183	(689)
Total operating expenses	35,393	42,534	48,510	63,539	55,865
Loss from operations	(32,433)	(15,130)	(17,011)	(30,675)	(31,029)
Interest and other income, net	2,983	3,217	1,388	1,227	661
Loss before income taxes	(29,450)	(11,913)	(15,623)	(29,448)	(30,368)
Income taxes benefit/(provision)	(5)	1,938	546	246	(94)
Net loss	(29,455)	(9,975)	(15,077)	(29,202)	(30,462)
Deemed dividend associated with beneficial conversion of preferred stock	-	(10,439)	-	(9,179)	(4,670)
Net loss attributable to common stockholders	$(29,455)	$(20,414)	$(15,077)	$(38,381)	$(35,132)
Net loss attributable to common stockholders per share - basic and diluted	$(0.84)	$(0.56)	$(0.39)	$(0.96)	$(0.77)
Shares used to compute net loss attributable to common stockholders per share-basic and diluted	35,073,315	36,441,932	38,736,939	40,026,411	45,387,386

	December 31,	December 31,	December 31,	December 31,	December 31,
	2003 (1)	2004	2005 (2)(3)	2006	2007
Consolidated Balance Sheet Data:	(in thousands)
Cash, cash equivalents and short-term
Investments	$33,926	$66,296	$53,495	$27,234	$36,712
Working capital	36,603	65,476	44,196	47,422	54,105
Total assets	83,272	115,198	120,452	110,554	114,021
Long-term debt	-	-	1,349	1,707	1,978
Stockholders' equity	49,013	73,165	64,611	67,702	73,525

(1)	On December 23, 2003 we acquired the fixed wireless access business of Nortel Networks (“Proximity”).

(2)	On June 16, 2005 we acquired ArelNet Ltd of Israel (“ArelNet”).

(3)	On November 9, 2005, we acquired Radionet Oy, Ltd of Finland (“Radionet”).

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

We have transitioned our company over the last three years to focus on WiMAX product development and sales and marketing. As a result, a majority of our resources are now dedicated to WiMAX-based products.

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

As a result of the migration of telecommunications to platforms that operate using the Internet protocol, we expect that our BWA equipment which is designed to handle communications over the Internet will become increasingly important to us. Due to the projected popularity of technologies such as WiMAX and WiFi, we also anticipate that our WiMAX and WiFi products will become increasingly important to us. Our WiMAX and WiFi products are designed to be inter-operable with any other equipment that is WiMAX or WiFi Certified, respectively. Accordingly, we believe these relatively new products will face certain opportunities and risks that our proprietary products did not encounter.

The market for BWA equipment has been characterized by rapid technological developments and evolving industry standards. Our future success will therefore depend on our ability to adapt to these new standards and to successfully introduce new technologies that meet customer preferences. We anticipate that we will need to continue to devote considerable resources to research and development to maintain and/or improve upon our competitive position. See "Item 1A. RISK FACTORS - Our industry is subject to change as a result of emerging new technologies and industry standards" and "We operate in highly dynamic and volatile industries….."

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

Our revenue increased from $111.0 million in 2005 to $127.8 million in 2006, but decreased to $95.0 million in 2007. The decrease in 2007 reflected the significant decrease in sales of legacy products. We have incurred net losses attributable to common stockholders of $15.1 million, $38.4 million and $35.1 million in 2005, 2006 and 2007, respectively. Since becoming an independent company, we have generated significant net losses and negative cash flow. We expect to continue to have negative cash flows and net losses in 2008. We had an accumulated deficit of $276 million as of December 31, 2007.

Our revenue from the last three years, shown below, details the transition from our legacy products to our WiMAX businesses, which has caused significant shifts in our revenue stream and fluctuations in revenues as the relative contribution of our WiMAX business increases. In addition, the sales cycle for new WiMAX customers is somewhat longer than for our legacy business, resulting in longer periods before revenues can be recognized from new WiMAX customers.

Consolidated statement of operations data:

($ in thousands except per share data)	2005	2006	2007
Revenue - WiMAX	$4,489	$45,753	$64,277
Revenue - Non-WiMAX	106,477	82,059	30,693
Total Revenue	110,966	127,812	94,970
Cost of revenue	(79,467)	(94,948)	(70,134)
Gross profit	31,499	32,864	24,836
Margin	28%	26%	26%
Total operating expenses	48,510	63,539	55,865
Loss from operations	(17,011)	(30,675)	(31,029)
Net interest and other income	1,388	1,227	661
Loss before income taxes	(15,623)	(29,448)	(30,368)
Income tax benefit/(provision)	546	246	(94)
Net loss before deemed dividend	(15,077)	(29,202)	(30,462)
Deemed dividend associated with
preferred stock	-	(9,179)	(4,670)
Net loss attributable to common stockholders	($15,077)	($38,381)	($35,132)
Net loss attributable to common
stockholders per share - basic and diluted	($0.39)	($0.96)	($0.77)
Weighted average shares outstanding - basic and diluted	38,736,939	40,026,411	45,387,386

We generate revenue primarily from sales of our systems and from services related to support activities. Revenue from services in 2007 continued to be under 10% of our total revenue. See “Critical Accounting Policies and Estimates” below for a discussion of our revenue recognition policies.

Customer service contracts are generally of a short to medium term in nature, mostly for days and weeks, with a small number extending beyond a year. With larger customers, we may agree in specific contracts to provide technical support and repair and maintenance services for longer periods. Service contracts are typically sold separately from sales of our systems and typically provide services other than what is included in the basic warranty.

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

Our top ten customers accounted for approximately 63%, 72% and 71% of our total revenue in 2007, 2006 and 2005, respectively. In the year ended December 31, 2007, Axtel, Yozan and DBD accounted for 15%, 12% and 10% of our revenues, repectively, and in 2006, Axtel, Yozan and DBD represented approximately 26%, 19%, and 0% of our revenues, respectively. We had no other greater than 10% customers in either 2007 or 2006.

We anticipate that our dependence on our ten largest customers will continue. In 2008, we expect lower revenue from Axtel and minimal revenue from Yozan. As discussed further in “ITEM 3. LEGAL PROCEEDINGS”, we may commence legal action against DBD and therefore the amount of 2008 sales to DBD, if any, is uncertain at this time. See "Item 1A. RISK FACTORS”

Our non-U.S. sales accounted for 91%, 92% and 93% of our total revenue in 2007, 2006 and 2005, respectively. The following table identifies the percentage of our revenue by customer geographic region in the periods identified.

	Percentage of Revenue
	Years ended December 31,
Geographic Area	2005	2006	2007
United States	7.0	7.7	9.0
Asia Pacific	10.3	30.2	20.4
Europe	12.9	18.7	29.0
Africa and Middle East	4.7	3.6	10.4
South and Central America and the Caribbean	65.1	39.8	31.2

Total	100.0%	100.0%	100.0%

For further information on our business and geographic segments, see Note 17 to the Consolidated Financial Statements.

Cost of revenue consists of component and material costs, direct labor costs, warranty costs, royalties, overhead related to manufacture of our products and customer support costs. Our gross margin is affected by changes in our product mix both because our gross margin on base stations and related equipment is higher than the gross margin on subscriber terminals, and because our different product lines generate different margins. In addition, our gross margin is affected by changes in the average selling price of our systems and volume discounts granted to significant customers. We expect the average selling prices of our products to decline and we intend to continue to implement product cost reductions and develop and introduce new products or product enhancements in an effort to maintain or increase our gross margins. Further, we expect to derive an increasing proportion of our revenue from the sale of our integrated systems through distribution channels. Revenue derived from these sales channels typically carries a lower gross margin than direct sales.

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

Sales and marketing expenses consist of salaries and related costs for personnel, sales commissions, consulting and agent’s fees and expenses for advertising, travel, technical assistance, trade shows, and promotional and demonstration materials. We expect to continue to incur substantial expenditures related to sales and marketing activities, including costs associated with the recruitment of additional sales and marketing personnel and the expansion of our distribution channels.

General and administrative expenses consist primarily of salaries and related expenses for our personnel, audit, professional and consulting fees and facilities costs.

To date, inflation has not had a material impact on the Company's business, however, we are exposed to exchange rates as discussed further below.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate the effectiveness of our estimates and judgments, including those related to: revenue recognition; allowance for doubtful accounts, inventory reserves; warranty reserve; restructuring costs; purchase accounting, valuation of goodwill and other intangibles; income taxes; derivative instruments; legal proceedings and stock compensation.

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

We believe the following critical accounting policies are dependent on significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

Our material revenue streams are the result of a range of activities. Management must use significant judgment in determining how to apply the current accounting standards and interpretations. Our revenues may fluctuate from period to period based on the mix of products sold and services provided as well as the customers involved and the complexity of contractual terms.

Our revenue recognition policy reflects the fact that our revenue streams are primarily derived from (i) sales of hardware that do not require significant customization and (ii) services rendered (e.g. extended warranty, product maintenance, radio planning, consulting services, etc). In any one arrangement, we sometimes generate revenue from more than one revenue stream. In those instances, there is an added level of complexity in determining the appropriate method of revenue recognition. Management must apply significant judgment in determining how to apply the current accounting standards and interpretations related to revenue recognition.

Subject to the more specific revenue recognition policies discussed below, we recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement with a customer exists; delivery has occurred or services have been rendered; the price for the product or service is fixed or determinable; and collection of the receivable is reasonably assured.

For new products, if we can reasonably and reliably estimate the amount of warranty obligations, we recognize revenue on sales of such products that otherwise meet the criteria for revenue recognition.

The following are our specific revenue recognition policies:

Product Revenue: Revenue from product sales, including sales to distributors and resellers, is generally recognized at the time the product is delivered to the customer. Revenue is deferred when customer acceptance is required, rights of return exist or other significant obligations remain that are essential to the functionality of the delivered products. Revenue is then recognized when these conditions have been satisfied. The estimated cost of any post-sale obligations, including basic product warranties, is accrued at the time revenue is recognized based on a number of factors, which include historical experience and known conditions that may impact future warranty costs. Revenue from sales to resellers and distributors is generally recognized only when the resellers are creditworthy in their own right or have identified creditworthy end customers for our products and services.

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

Applicability of Statement of Position 97-2, Software Revenue Recognition, (and subsequent modifications) “SOP 97-2”: Since inception, Airspan has accounted for the sale of products principally under SAB 104 and EITF 00-21. Software related to the products has been considered incidental to the product offering as a whole. In the future, we anticipate that some of our products may include software that is not considered incidental to our products. In those cases, we will account for those arrangements under the provisions of SOP 97-2.

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

Allowance for doubtful accounts

We are required to assess the collectibility of our accounts receivable balances. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including, but not limited to, the current creditworthiness of each customer. Significant changes in required reserves may occur in the future due to the market environment. Should we consider it necessary to increase the level of reserves required for a particular customer or customers, then additional charges will be recorded in the future.

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

Restructuring costs

During 2005 and 2006, we recorded restructuring charges arising from our cost-reduction programs and established reserves which include estimates pertaining to employee termination costs, the loss on excess facilities and the write down of assets to be disposed of as part of the restructuring. When providing for restructuring charges, we make estimates as to the expected costs to be incurred. Estimates of future income from sub-letting excess facilities are made that offset expected future costs. Although we do not anticipate significant changes, the actual costs may differ from the amount of the reserves.

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

Valuation of goodwill and other intangible assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), we performed our annual goodwill impairment review and the review of long-lived assets for impairment during the fourth quarter of 2007. The result of these reviews determined that no impairment of goodwill or other intangible or long-lived assets needed to be recorded during the year ended December 31, 2007. In these reviews, we may make various assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and other intangible and long-lived assets. If these estimates or related assumptions change in the future, we may be required to record an impairment charge that would adversely affect our results.

Income taxes

We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, or FAS 109, Accounting for Income Taxes, as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of FAS No. 109.

FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

Legal proceedings

We are subject to class action complaints related to alleged false and misleading information in the Registration Statement and Prospectus used in July 19, 2000 and we may also face litigation for labor, intellectual property, contract and other matters (see “ITEM 3. LEGAL PROCEEDINGS”). We are required to assess the likelihood of adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to changes in circumstances within each case.

Stock Compensation

Prior to January 1, 2006, we accounted for awards issued under these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. In 2005, we valued stock-based employee compensation using the intrinsic value method. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, Share-Based Payment (“SFAS 123R”). This Statement eliminated the use of the intrinsic value method described in APB Opinion No. 25, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We adopted SFAS 123R as of January 1, 2006, using the modified prospective transition method. The application of SFAS 123R involves significant judgment, including expected term, volatility and forfeiture rate.

Results of Operations

The following table provides operating data as a percentage of revenue for the periods presented.

	Years ended December 31,
	2005	2006	2007
	%	%	%
Revenue	100.0%	100.0%	100.0%
Cost of revenue	71.6%	74.3%	73.8%
Gross profit	28.4%	25.7%	26.2%
Operating expenses:
Research and development	19.1%	19.4%	25.9%
Sales and marketing	10.3%	13.5%	15.0%
Bad debt	1.0%	1.8%	1.9%
General and administrative	11.4%	12.6%	15.7%
Amortization of intangibles	0.8%	0.8%	1.0%
Restructuring provision	1.0%	1.7%	-0.7%
Total operating expenses	43.7%	49.7%	58.8%
Loss from operations	-15.3%	-24.0%	-32.7%
Interest and other income, net	1.3%	1.0%	0.7%
Income taxes	0.5%	0.2%	-0.1%
Net loss before deemed dividend	-13.6%	-22.9%	-32.1%
Deemed dividend associated with issuance
of preferred stock	0.0%	-7.2%	-4.9%
Net loss attributable to common stockholders	-13.6%	-30.0%	-37.0%

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

Revenue

Revenue decreased 26% from $127.8 million for the year ended December 31, 2006 to $95.0 million for the year ended December 31, 2007. The $32.8 million decrease in revenue is attributable to the continued decline in sales of our non-WiMAX products (WipLL, Proximity and other legacy products), which comprised approximately 32% of revenues in 2007 and 64% in 2006. Revenue from WiMAX products increased 40% in 2007 to $64.3 million. In 2007, we made deliveries of WiMAX systems to more than 150 customers in over 60 countries. However, increases in revenues from WiMAX products did not fully offset significant declines in sales of non-WiMAX products.

Geographically, in 2007, approximately 31% of our revenue was derived from customers in Mexico, Latin America and the Caribbean, 29% from customers in Europe, 21% from customers in Asia, 10% from customers in Africa and the Middle East and 9% from customers in the United States and Canada.

We are intensifying our focus on mobile network deployments and the new opportunities presented by these projects and our strong product line up. These products require continued R&D investment, and will not contribute significant revenues in the first half of 2008. In the short term, we continue to work closely with our longstanding customers to actively capitalize on new opportunities as carriers finalize their decisions to deploy WiMAX products. We expect our legacy business to continue to decline in 2008 from 2007 levels.

Cost of Revenue

Cost of revenue decreased 26% from $94.9 million in the year ended December 31, 2006 to $70.1 million in the year ended December 31, 2007. This decrease was due primarily to the decrease in revenue. As a percentage of revenue, our cost of revenue was 74.3% in 2006 and 73.8% in 2007.

Cost of revenue for fiscal 2007 included a charge for inventory provisions of $6.8 million, recorded primarily as a result of the decline of our non-WiMAX revenues in 2007 from 2006 levels and a subsequent reduced outlook for sales of these products. Cost of revenue for fiscal 2006 included inventory provisions of $5.1 million, of which $3.1 million related to a net charge under the Yozan contract.

Gross margin was 26% for both 2007 and 2006. Our gross profit is directly related to revenue except for period operating costs, including inventory provisions. Our gross margin varies primarily based on the mix of products we deliver and the composition of base station revenue that usually has a higher margin, over lower margin customer premise equipment. During 2007, the gross margins from the increased sales of higher-margin WiMAX products were adversely offset by the inventory provision described above.

Research and Development Expenses

Research and development expenses decreased 1% from $24.8 million in the year ended December 31, 2006 to $24.6 million in the year ended December 31, 2007. The year-over-year decrease was due primarily to headcount reductions from the restructuring activity the Company commenced in July 2006 to focus development activity on WiMAX. The Company intends to continue to invest significantly in 2008 in the further development and enhancement of WiMAX products, in particular products that will support mobile connectivity.

Sales and Marketing Expenses

Sales and marketing expenses decreased 17% from $17.2 million in the year ended December 31, 2006 to $14.2 million in the year ended December 31, 2007. The decrease of 17% is primarily attributable to fewer employees and lower travel costs as a result of our restructuring program as well as lower agent commissions. We expect that sales and marketing expenses will increase in 2008 as a result of the hiring of new executives in this area in order to take advantage of the opportunities related to mobile WiMAX.

Bad Debt Expense

During 2006 and 2007, we provided for receivables of $2.3 million and $1.8 million, respectively. The decrease in bad debt expense in 2007 was due primarily to fewer uncollectible accounts in Latin America.

General and Administrative Expenses

General and administrative expenses decreased 7% from $16.0 million in the year ended December 31, 2006 to $14.9 million in the year ended December 31, 2007. The decrease is primarily attributable to the decrease in headcount as a result of the restructuring in the second half of 2006.

Amortization of Intangibles

Amortization of intangibles expense decreased 12% from $1.1 million in the year ended December 31, 2006 to $0.9 million in the year ended December 31, 2007 due to the completion of the amortization of core developed technology in Israel.

Restructuring Provision

In the third quarter of 2006, the Company commenced a company-wide restructuring program to reduce operating expenses. As a result, in 2006 the Company recorded restructuring charges of $2.2 million, to reflect the total cost of this restructuring program. In 2007, we recorded a credit for restructuring of $0.7 million relating to the reduction of a provision for certain liabilities related to a leased property in the United Kingdom.

Interest and Other Expense

Interest and other expense increased 81% from $0.4 million in the year ended December 31, 2006 to $0.7 million for the year ended December 31, 2007. The increase resulted primarily from an increase in borrowings under our bank line of credit.

Interest and Other Income

Interest and other income decreased 17% from $1.6 million in the year ended December 31, 2006 to $1.3 million for the year ended December 31, 2007. This decrease is primarily due to lower foreign exchange gains in 2007 of $0.4 million, partially offset by higher interest income of $0.1 million.

Income Taxes

A net income tax charge of $0.1 million was recorded in the year ended December 31, 2007, compared to a credit of $0.2 million recorded in the year ended December 31, 2006. The tax charge was related to income taxes for certain of our foreign subsidiaries. This tax credit was obtained from the U.K. tax authorities in lieu of carrying forward tax losses related to certain qualifying research and development costs. We are no longer eligible to receive tax credits from the U.K. taxing authorities in lieu of our carry-forward of tax losses. No other income tax benefit has been recorded for the tax losses generated because we have incurred operating losses since inception.

Deemed Dividend Upon Issuance of Stock

During 2007, we recognized a non-cash charge of $4.7 million for a deemed dividend to our Series B preferred stockholders as a result of an anti-dilution adjustment to our Series B Preferred Stock following a public share offering. In 2006, we recognized a non-cash charge of $9.2 million for a deemed dividend to preferred stockholders associated with the beneficial conversion feature of the preferred stock issued in the third quarter of 2006.

Net Loss Attributable to Common Stockholders

For the reasons described above, our net loss before taxes increased 3% from $29.4 million in 2006 to $30.4 million in 2007, and our net loss attributable to common stockholders decreased 9% from $38.4 million in 2006 to $35.1 million in 2007.

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

Growth in revenues from WiMAX, WipLL and AS.NET products more than offset significant declines in sales of Proximity and ASX products. The growth in 2006 was attributable to a number of important contracts signed or fulfilled in 2006. They included deliveries of WiMAX products to Yozan in Japan, DBD in Germany, Pipex Wireless in the United Kingdom, MetroMAX in Samara, Russia, and SOGETEL in Canada. Tulip IT continued to deploy its WipLL network in India. Other customers like Last Mile Broadband in Ireland purchased both WipLL and WiMAX products for their networks.

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

Gross margin was 26% for the 2006 fiscal year versus 28% in 2005. During 2006, the gross margins from the increased sales of higher-margin WipLL, WiMAX and AS.NET products were adversely offset by the Yozan inventory provision described above. Gross margins were also adversely affected in 2006 by increased freight and warranty expenses, which grew as a result of the change in mix of products sold. A decline in sales of Proximity, most of which is delivered at the production site to customers, and which has very low warranty costs given the maturity and stability of the platform, was offset by increased sales of WipLL and WiMAX products, which were shipped in 2006 from the United Kingdom and Israel to all parts of the world. We also incurred higher warranty expenses on the new WiMAX product line, because the product has not yet achieved the stability of other more mature products we sell.

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

Bad Debt Expense

During 2005 and 2006, we wrote down receivables by $1.1 million and $2.3 million, respectively. The increase in write downs in 2006 was due primarily to our concerns with our ability to collect payments from certain customers in South and Central America.

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

Restructuring Provision

During the second quarter of 2005, the Company recorded an additional restructuring charge of $1.2 million for costs related to certain facility charges in respect of buildings in the U.K. In the third quarter of 2006, the Company commenced a company-wide restructuring program to reduce operating expenses. As a result, in 2006 the Company recorded restructuring charges of $2.2 million, to reflect the total cost of this restructuring program. For more information regarding our restructuring programs, see “Restructuring” above.

Interest and Other Expense

Interest and other expense increased from nil in the year ended December 31, 2005 to $0.4 million for the year ended December 31, 2006 due to interest paid and accrued on loans to the Company from TEKES Finland and Silicon Valley Bank.

Interest and Other Income

 Interest and other income increased 14% from $1.4 million in the year ended December 31, 2005 to $1.6 million for the year ended December 31, 2006. This was primarily due to gains and losses on foreign currency cash balances and foreign exchange hedging contracts and interest earned on cash deposits with financial institutions. Higher interest rates earned on our investments were offset by increased interest expense on our debt and lower average cash balances.

Income Taxes

A net income tax credit of $0.2 million was recorded in the year ended December 31, 2006, compared to a credit of $0.5 million recorded in the year ended December 31, 2005. This tax credit was obtained from the U.K. tax authorities in lieu of carrying forward tax losses related to certain qualifying research and development costs. The tax credit recorded in 2005 and 2006 was partially offset by $21 thousand and $63 thousand, respectively, of tax charges relating to certain of our foreign branches and subsidiaries. As of 2005, we were no longer eligible to receive tax credits from the U.K. taxing authorities in lieu of our carry-forward of tax losses. No other income tax benefit has been recorded for the tax losses generated because we have incurred operating losses since inception.

Deemed Dividend Upon Issuance of Stock

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

Restructuring

  In the fourth quarter of 2002, the decision was made to completely outsource all of our manufacturing. As a result, a $1.0 million restructuring charge was recorded for the closure of our Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $0.4 million was recognized as restructuring in the income statement in the fourth quarter of 2003 as we reassessed the ability to sublease the Riverside facility. During the second quarter of 2005, we recognized an additional restructuring charge of $1.2 million for additional costs expected to be incurred related to certain facility charges in respect of buildings in the United Kingdom. The lessor has already completed renovations and incurred actual costs for approximately $0.8 million, which the Company agreed to pay in February 2008 in final settlement. For this reason, we lowered the restructuring reserve at the end of 2007 to $0.8 million. All cash outflows in connection with this restructuring were paid in February 2008.

In the third quarter of 2006, the Company commenced a company-wide restructuring program to reduce operating expenses. The operating expense reduction was accomplished primarily through reductions in worldwide headcount. In 2006, the Company recorded restructuring charges of $2.2 million. The Company made approximately $0.4 million of cash outlays in 2007 related to amounts accrued in 2006. All cash outlays related to this program were completed in the second quarter of 2007.

The restructuring charges and their utilization are summarized as follows:

	Balance at			Balance at
	Beginning	Restructuring		End
All amounts in thousands of U.S.$'s	of Period	Charge	Utilized	of Period
Year ended December 31, 2007
One time termination benefits	$375	$-	$(375)	$-
Contract termination costs	1,437	(639)	(2)	796
Other associated costs	50	(50)	-	-
	$1,862	$(689)	$(377)	$796

Year ended December 31, 2006
One time termination benefits	$-	$2,183	$(1,808)	$375
Contract termination costs	1,436	163	(162)	1,437
Other associated costs	50	-	-	50
	$1,486	$2,346	$(1,970)	$1,862

Year ended December 31, 2005
One time termination benefits	$-	$-	$-	$-
Contract termination costs	599	1,150	(313)	1,436
Other associated costs	61	-	(11)	50
	$660	$1,150	$(324)	$1,486

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents totaling $30.8 million, short-term investments totaling $5.5 million and $0.4 million of restricted cash in current assets. In addition, we had restricted cash of $1.2 million in other non-current assets. A total of $1.3 million is held as collateral for performance guarantees on customer contracts and with landlords, of which $1.2 million is for guarantees with maturities in excess of one year. The amount of $0.3 million included in restricted cash is for withholding from salaries of employees under our Employee Share Purchase Plan. All short-term investments are of investment grade quality and are not subject to significant market risk. We have no material capital commitments.

Since inception, we have financed our operations through private sales of convertible preferred stock, an initial public offering of common stock, which we completed on July 25, 2000, a secured bank line of credit and an underwritten public share offering.

In 2006, we had a private sale of convertible preferred stock, which we closed in September 2006. We raised approximately $28.7 million (net of expenses) through the issuance of Series B preferred stock to Oak Investment Partners XI, Limited Partnership. In September and October 2007, the Company issued 17,250,000 shares of common stock in an underwritten public offering at a price of $2.00 per share. All of the shares were sold by the Company. The offering was made under the Company's effective shelf registration statement covering up to $50 million of equity securities previously filed with the Securities and Exchange Commission.

On August 7, 2007, we and our wholly-owned subsidiary, Airspan Communications Limited, entered into an amendment to our August 1, 2006 Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”), with respect to a revolving credit line. For the term of the credit line, which expires on December 31, 2008, we may, subject to certain adjustments, borrow up to the lesser of (i) $20 million and (ii) 80% of eligible accounts receivable. As of December 31, 2007, $8.9 million of available credit was unused. We are currently using the credit line and we expect to continue to use it in 2008. Although we believe the credit facility will increase our financial resources and financial flexibility, our use of the credit facility does present certain risks. Our ability to borrow under the credit facility is a function of, among other things, our base of eligible accounts receivable and the rate at which advances are made against eligible receivables (the “Advance Rate”). If the amount or quality of our accounts receivable deteriorates or the Advance Rate or eligibility criteria are adjusted adversely by SVB, our ability to borrow under the credit facility will be directly, negatively affected. If there is an adverse adjustment in the borrowing base at a time when we are unable to, within three business days, repay SVB the amount by which the borrowing base has been decreased, we will likely be in default under the Loan and Security Agreement. In addition, the credit facility requires us to satisfy certain financial covenants, including the maintenance of tangible net worth (as defined in the Agreement) of at least $28.0 million with such required amount to be increased for each subsequent fiscal quarter after our second fiscal quarter of 2007 by 50% of (i) our positive net income, (ii) proceeds of stock issuances, and (iii) proceeds of indebtedness which is subordinated to our obligations to SVB. As of December 31, 2007, the tangible net worth requirement was $44.0 million as a result of the additional share issuance. The Company was in compliance with all of the financial covenants at December 31, 2007. There is no assurance the Company will be able to meet this covenant in future quarters as required by the Loan and Security Agreement. In the event the Company is unable to meet this test in the future, we would plan to seek an amendment or waiver of this covenant. There can be no assurance that any such waiver or amendment would be granted. As a result, we cannot provide any assurance that we will be able to borrow under the Loan and Security Agreement at a time when we most need money to fund working capital or other needs and prohibit us from paying dividends on our capital stock. The credit facility also contains various provisions that restrict our use of cash and operating flexibility. These provisions could have important consequences for us, including (i) causing us to use a portion of our cash flow from operations for debt repayment and/or service rather than other perceived needs, (ii) precluding us from incurring additional debt financing for future working capital or capital expenditures and (iii) impacting our ability to take advantage of significant, perceived business opportunities, such as acquisition opportunities or to react to market conditions. Our failure to meet financial and other covenants could give rise to a default under the Loan and Security Agreement. In the event of an uncured default, the Loan and Security Agreement provides that all amounts owed to SVB are immediately due and payable and that SVB has the right to enforce its security interest in our assets. The Loan and Security Agreement is secured by collateral, including all of our rights and interests in substantially all of our personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, books and records, contract rights and proceeds of the above items. At December 31, 2007, $7.5 million of indebtedness was outstanding under the Loan and Security Agreement. Advances under the Loan and Security Agreement bear interest at SVB's prime rate plus a percentage ranging from 0.0% to 1.75%, depending on certain financial and collateral tests. The monthly interest is calculated based on the higher amount of outstanding borrowings or $7,500,000. We have issued $2.0 million of letters of credit under the facility, which were still outstanding at December 31, 2007. See Note 9 to the Financial Statements.

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

For the year ended December 31, 2007, we used $27.9 million cash in operating activities compared with $50.6 million for the year ended December 31, 2006. The operating cash outflow for fiscal 2007 was primarily a result of our net loss of $30.4 million (excluding the deemed dividend of $4.7 million), increases in receivables of $2.1 million and decreases in accounts payable, other accrued expenses, deferred revenue and customer advances of $4.0 million, $3.8 million, $1.5 million and $0.8 million, respectively. The cash outflow was partially offset by $3.8 million of depreciation and amortization, $2.6 million of non-cash stock compensation and decreases in inventories of $6.9 million, decreases in other current assets of $0.6M and decreases in other operating assets of $0.6M.

The net cash provided by investing activities for the year ended December 31, 2007 was $1.7 million, comprised of $4.7 million, net for the acquisition and sale of investment securities offset by cash used of $3.1 million for capital equipment purchases.

Our net cash provided by financing activities for the year ended December 31, 2007 was $41.2 million. During 2007, we generated $32.0 million from proceeds of the public offering, $7.5 million in borrowings under the line of credit, $1.1 million from the exercise of stock options and $0.6 million from the issuance of common stock under our Employee Share Purchase Plan (“ESPP”). We also decreased the amount of restricted cash by $0.7 million. Restricted cash increases when we issue guarantees secured by cash collateral or additional contributions are collected from employees under the ESPP and decreases whenever such a guarantee is cancelled or shares are actually purchased under the ESPP.

On November 9, 2005, we completed the acquisition of Radionet. As part of the acquisition, we assumed outstanding loans (the “Tekes Loans”) borrowed by Radionet from the Finnish Funding Agency for Technology and Innovation (“Tekes”). Tekes is the primary public funding organization for research and development in Finland. At December 31, 2007, the outstanding principal and accrued interest payable on the Tekes Loans was $2.0 million. The Tekes Loans are recorded in long-term debt and current portion of long-term debt in our consolidated balance sheets. We have issued a guarantee to Tekes for the repayment of the Tekes Loans. The guarantee covers the loan principal and interest. See Note 10 to the Consolidated Financial Statements for further information on these loans.

Summary of Contractual Obligations

The impact that our contractual obligations as of December 31, 2007 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due by Period
All amounts in thousands of U.S.$'s	Total	2008	2009-2010	2011-2012

Long-term debt (including interest)	$9,478	$7,500	$1,394	$584
Operating lease obligations	6,539	2,869	2,728	942
Purchase obligations (1)	17,552	17,552	-	-
	$33,569	$27,921	$4,122	$1,526

(1) As of December 31, 2007, the Company had commitments with its main subcontract manufacturers under various purchase order and forecast arrangements.

The Company had bank guarantees with its landlords and customers totaling $1.3 million at December 31, 2007. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the customer guarantees in the same amounts as the guarantees. This pledged cash has been classified as restricted cash.

We have no material commitments other than the TEKES Loans, borrowings under the SVB Loan and Security Agreement, operating leases and supplier purchase commitments mentioned herein. See “ITEM 7A” and Note 11 to the Consolidated Financial Statements”.

Off-Balance Sheet Arrangements

As of December 31, 2007, we are not using off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of December 31, 2006 and 2007, we had cash and cash equivalents, restricted cash and short-term investments of $27.2 million and $36.7 million, respectively. Of these amounts, in 2007, $5.5 million related to investments with a purchase to maturity date between 92 days and 231 days. In addition, in 2006, we included in short-term investments auction rate securities for a total of $6.3 million. We did not have any auction rate securities at December 31, 2007. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process which occurs every 7 - 35 days. The holder can participate in the auction and liquidate the auction rate securities to prospective buyers through their broker/dealer. Substantially all of the remaining amounts as of both December 31, 2006 and December 31, 2007, consisted of highly liquid investments with maturities of less than 90 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from December 31, 2007 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our net interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

The following table shows our revenue by currency as a percentage of our total revenue for the periods presented:

	Year ended December 31, 2005	Year ended December 31, 2006	Year ended December 31, 2007
U.S. Dollars	94.4%	86.9%	81.9%
Euros	2.9	10.4	12.7
Australian Dollars	2.5	2.7	2.8
Other	0.2	-	2.6
	100.0%	100.0%	100.0%

Total euro denominated sales for the periods presented were:

All figures in thousands	Year ended December 31, 2005	Year ended December 31, 2006	Year ended December 31, 2007
Euros	€2,596	€10,552	€12,041
Average exchange rate of $1U.S. = €	0.8136	0.79678	0.7329
U.S.$ equivalent	$3,191	$13,243	$16,429

If If the average exchange rates used had been higher or lower by 10% they would have decreased or increased the total euro denominated sale value by	$290	$1,192	$1,479

Total Australian dollar denominated sales for the periods presented were:

All figures in thousands	Year ended December 31, 2005		Year ended December 31, 2006		Year ended December 31, 2007
Australian dollars	Aus$	3,594	Aus$	4,554	Aus$	2,614
AAverage exchange rate of $1U.S. = Australian dollar		1.3174		1.32774		1.2010
U.S. $ equivalent		$2,728		$3,430		$2,177

If If the average exchange rates used had been higher or lower by 10% they would have decreased or increased the total euro denominated sale value by		$248		$309		$196

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

To manage our pound foreign currency risk we have, at various times in 2005 through 2006, forecast our likely net spending on operating expenses in non U.S. dollars and, based on these forecasts, we have entered into forward exchange contracts to cover a percentage of the projected exposure. At December 31, 2007, we had no forward exchange contracts outstanding.

During 2007, we paid operating expenses in local currency of approximately 18.7 million pounds sterling. If during 2007 the average exchange rates had been higher or lower by 10%, the pound-sterling denominated operating expenses would have decreased or increased by $3.4 million. None of these expenses were hedged.

During the year ended December 31, 2007, we paid operating expenses in New Israeli Shekels of 56.1 million New Israeli Shekels. None of these expenses were hedged. If the average exchange rates had been higher or lower by 10%, the New Israeli Shekel operating expenses would have decreased or increased by $1.2 million for the year ended December 31, 2007.

For the years ended December 31, 2005, 2006 and 2007, we incurred the majority of our cost of revenue in U.S. dollars.

Equity Price Risk

We do not own any equity investments, other than in our subsidiaries. As a result, we do not currently have any direct equity price risk.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Supplementary Data are included on pages F-1 to F-37.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date the Company’s disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our independent registered public accounting firm, Grant Thornton LLP, audited the consolidated financial statements included in this report and issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

  There have been no significant changes in our internal control over financial reporting during our fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Airspan Networks Inc.

We have audited Airspan Networks Inc. and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Airspan Networks Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Airspan Networks Inc. and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Airspan Networks Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Airspan Networks Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 7, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Miami, Florida

March 7, 2008

 ITEM 9B. OTHER INFORMATION

None.

 PART III

Except where otherwise noted, the information required by Items 10 through 14 is incorporated by reference from our definitive Proxy Statement, with the exception of the executive officers and directors section of Item 10. We will file our definitive Proxy Statement within 120 days after the end of our fiscal year ended December 31, 2007.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the names, ages and business experience of our executive officers and directors required by this Item is furnished in Part I of this Annual Report on Form 10-K under the caption “Executive Officers and Directors”. All other information required by this Item is incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2007.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item and Item 403 of Regulation S-K is incorporated by reference into this Annual Report on Form 10-K to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2007

The following table sets forth information as of December 31, 2007 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
E Equity compensation plans approved by security holders(1)	5,446,141	$4.14	1,635,502
E Equity compensation plans not approved by security holders(2)	192,313	$3.49	-
Total	5,638,454	$4.12	1,635,502

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement to be filed within 120 days after the end of our fiscal year ended December 31, 2007.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

(1)  Financial Statements

(2)  Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2005, 2006 and 2007	F-39

(3)  Exhibits

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation of Airspan (1)

3.2	Articles of Amendment to the Articles of Incorporation of Airspan (2)

3.3	Articles of Amendment to the Articles of Incorporation of Airspan (3)

3.4	Amended and Restated Bylaws of Airspan (27)

4.1	Form of Airspan's common stock certificate (4)

4.2	Preferred Stock Purchase Agreement, dated July 28, 2006, among Airspan and Oak Investment Partners XI, Limited Partnership, including exhibits thereto (5)

10.1	1998 Stock Option and Restricted Stock Plan (6)

10.2	Amended and Restated 2000 Employee Stock Purchase Plan (1)

10.3	Omnibus Equity Compensation Plan (1)

10.3	2001 Supplemental Stock Option Plan (7)

10.4	2003 Supplemental Stock Option Plan (8)

10.5	Written Summary of Airspan's Non-Employee Director Compensation Plan (9)

10.6	Airspan Code of Business Conduct (10)

10.7	Employment Agreement with Eric Stonestrom (11), (12)

10.8	Employment Agreement with Henrik Smith-Petersen (11), (13)

10.9	Employment Agreement between Airspan and Alastair Westgarth (11), (14)

10.10	Employment Agreement with Arthur Levine (10) (11)

10.11	Employment and Relocation Agreement with David Brant (11)
10.12	Technical Assistance Support Services Agreement for FWA Equipment, dated as of February 14, 2003, by and between Nortel Networks U.K. Limited and Axtel, S.A. de C.V. (15)**

10.13	Preferred Stock Purchase Agreement, dated as of September 10, 2004 among Airspan and Oak Investment Partners XI, Limited Partnership (16)

10.14	Amendment No. 1 to Preferred Stock Purchase Agreement (17)

10.15	Purchase and License Agreement, dated as of December 28, 2004, by and among Airspan Communications Limited and Axtel, S.A. de C.V. (18)**

10.16	Amendment Agreement No. 3 to FWA TASS dated as of December 28, 2004 between Airspan Communications Limited and Axtel, S.A. de C.V. (19)**

10.17	Purchase Contract, dated April 14, 2005, by and between Yozan Incorporated ("Yozan") and Airspan Communications Limited ("Airspan Ltd.") (10), (20)

10.18	Supplement to Purchase Contract, dated August 15, 2005, by and between Yozan and Airspan Ltd. (10), (20)

10.19	2nd Purchase Contract, dated September 13, 2005, by and between Yozan and Airspan Ltd. (10), (20)

10.20	Amendment of 1st and 2nd Purchase Contracts, dated October 6, 2005, by and between Yozan and Airspan Ltd. (10), (20)

10.21	Amendment of 2nd Purchase Contracts, dated February 25, 2006, by and between Yozan and Airspan Ltd. (10), (20)

10.22	Memorandum of Understandings, dated February 25, 2006, by and between Yozan and Airspan Ltd. (10), (20)

10.23	Memorandum of Understandings, dated June 23, 2006, by and between Yozan and Airspan Ltd. (21), (22)

10.24	Loan and Security Agreement, dated as of August 1, 2006, by and among, Silicon Valley Bank, Airspan Networks Inc., and Airspan Communications Limited, including exhibits thereto (23)

10.25	Memorandum of Understandings, dated September 8, 2006, by and between Yozan and Airspan Ltd. (24) (25)

10.26	First Amendment to Loan and Security Agreement dated as of August 7, 2007 between Silicon Valley Bank, Airspan Networks Inc. and Airspan Communications, Ltd. (26)

10.27	Form of Option Agreements*

10.28	Employment Agreement with Paul Senior*

10.29	Employment Agreement with Uzi Shalev*

10.30	Employment Agreement with Padraig Byrne*

21	Subsidiaries of registrant (27)

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

*	Filed herewith

**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission

***	Furnished herewith

1	Incorporated by reference to Airspan's Form 10-Q for the quarter ended April 4, 2004

2	Incorporated by reference to Airspan's report on Form 8-K filed on September 15, 2004

3	Incorporated by reference to Airspan's report on Form 8-K filed on September 26, 2006

4	Incorporated by reference to Airspan's Registration Statement on Form S-1 (333-34514) filed April 11, 2000

5	Incorporated by reference to Airspan's report on Form 8-K filed on August 1, 2006

6	Incorporated by reference to Airspan's Registration Statement on Form S-1/A (333-34514) filed May 26, 2000

7	Incorporated by reference to Airspan's Form 10-K for the year ended December 31, 2000

8	Incorporated by reference to Airspan's Form 10-K for the year ended December 31, 2003

9	Incorporated by reference to Airspan's report on Form 8-K filed on July 31, 2006

10	Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2005

11	Management Agreement or Compensatory Plan or Arrangement

12	Incorporated by reference to Airspan's Registration Statement on Form S-1/A (333-34514) filed June 22, 2000

13	Incorporated by reference to Airspan's Form 10-K for the year ended December 31, 2002

14	Incorporated by reference to Airspan's Form 10-Q for the quarter ended July 2, 2006

15	Incorporated by reference by Airspan's report on Form 8-K/A filed on July 6, 2004

16	Incorporated by reference to Airspan's report on Form 8-K filed on September 13, 2004

17	Incorporated by reference to Airspan's report on Form 8-K filed on September 27, 2004

18	Incorporated by reference to Airspan's report on Form 8-K filed on June 9, 2005

19	Incorporated by reference to Airspan's Form 10-K for the year ended December 31, 2004

20	Portions of this document have been omitted and were filed separately with the SEC on March 30, 2006 pursuant to a request for confidential treatment, which was granted

21	Portions of this document have been omitted and were filed separately with the SEC on June 29, 2006 pursuant to a request for confidential treatment, which was granted

22	Incorporated by reference to Airspan's report on Form 8-K filed on June 29, 2006

23	Incorporated by reference to Airspan's report on Form 8-K filed on August 7, 2006

24	Portions of this document have been omitted and were filed separately with the SEC on September 21, 2006 pursuant to a request for confidential treatment, which was granted

25	Incorporated by reference to Airspan's report on Form 8-K filed on September 21, 2006

26	Incorporated by reference to Airspan’s Form 10-Q for the quarter ended July 1, 2007

27	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Airspan Networks Inc.

By:	/s/ Eric D. Stonestrom Eric D. Stonestrom,
Date: March 12, 2008	President and Chief Executive Officer

The undersigned directors and officers of Airspan Networks Inc. hereby constitute and appoint Eric D. Stonestrom and David Brant and each of them with full power to act without the other and with full power and substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below this Annual Report on Form 10-K for the year ended December 31, 2007 and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Airspan, in the capacities and dates indicated.

Signature	Title	Dated

/s/ Eric D. Stonestrom	Chief Executive Officer and Director,	March 12, 2008
Eric D. Stonestrom	(principal executive officer)

/s/ David Brant	Chief Financial Officer and Senior Vice President, Finance	March 12, 2008
David Brant	(principal financial and accounting Officer)

/s/ Matthew J. Desch	Chairman of the Board of Directors	March 12, 2008
Matthew J. Desch

/s/ Julianne Biagini	Director	March 12, 2008
Julianne Biagini

/s/ Bandel Carano	Director	March 12, 2008
Bandel Carano

/s/ Frederick Fromm	Director	March 12, 2008
Frederick Fromm

/s/ Michael T. Flynn	Director	March 12, 2008
Michael T. Flynn

/s/ Guillermo Heredia	Director	March 12, 2008
Guillermo Heredia

/s/ Thomas S. Huseby	Director	March 12, 2008
Thomas S. Huseby

/s/ David Twyver	Director	March 12, 2008
David Twyver

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Airspan Networks Inc.

We have audited the accompanying consolidated balance sheets of Airspan Networks Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Airspan Networks Inc. and subsidiaries as of December 31, 2007, 2006 and 2005, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” and effective January 1, 2006, the Company changed its method of accounting for share-based compensation to adopt Statement of Financial Accounting Standards No. 123R “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Airspan Networks Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Miami, Florida

March 7, 2008

AIRSPAN NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,	December 31,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$15,890	$30,815
Restricted cash	1,111	393
Short-term investments	10,233	5,504
Accounts receivable, less allowance for doubtful accounts of $5,489 and $2,878, at 2006 and 2007, respectively	31,774	33,853
Inventory	23,624	16,720
Prepaid expenses and other current assets	5,935	5,338
Total current assets	88,567	92,623
Property, plant and equipment, net	5,705	5,895
Goodwill	10,231	10,231
Intangible assets, net	2,806	1,870
Other non-current assets	3,245	3,402
Total assets	$110,554 $	$114,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,940	$11,938
Deferred revenue	6,656	5,125
Customer advances	1,665	892
Other accrued expenses	16,884	13,063
Current portion of long-term debt	-	7,500
Total current liabilities	41,145	38,518
Long-term debt	1,554	1,787
Accrued interest on long-term debt	153	191
Total liabilities	42,852	40,496

Commitments and contingencies (Note 11)

Stockholders' equity
Preferred stock, $0.0001 par value; 250,000 Series B shares authorized at December 31, 2006 and 2007
200,690 Series B preferred shares issued at December 31, 2006 and 2007

Common stock, $0.0003 par value; 100,000,000 shares authorized at December 31, 2006 and 2007; 40,380,910 and 58,542,517 issued and outstanding at December 31, 2006 and 2007, respectively	12	17
Note receivable - stockholder	(87)	(87)
Additional paid-in capital	308,768	349,718
Accumulated other comprehensive income	-	-
Accumulated deficit	(240,991)	(276,123)
Total stockholders' equity	67,702	73,525
Total liabilities and stockholders' equity	$110,554	$114,021

The accompanying notes are an integral part of these financial statements

AIRSPAN NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Years ended December 31,
	2005	2006	2007
Revenue	$110,966	$127,812	$94,970
Cost of revenue	(79,467)	(94,948)	(70,134)
Gross profit	31,499	32,864	24,836
Operating expenses:
Research and development	21,157	24,797	24,596
Sales and marketing	11,464	17,203	14,240
Bad debts	1,115	2,257	1,835
General and administrative	12,682	16,039	14,947
Amortization of intangibles	942	1,060	936
Restructuring	1,150	2,183	(689)
Total operating expenses	48,510	63,539	55,865
Loss from operations	(17,011)	(30,675)	(31,029)
Interest and other expense	(9)	(362)	(654)
Interest and other income	1,397	1,589	1,315
Loss before income taxes	(15,623)	(29,448)	(30,368)
Income tax benefit (provision)	546	246	(94)
Net loss	(15,077)	(29,202)	(30,462)
Deemed dividend associated with beneficial conversion of preferred stock	-	(9,179)	(4,670)
Net loss attributable to common stockholders	$(15,077)	$(38,381)	$(35,132)

Net loss per share attributable to common stockholders - basic and diluted	$(0.39)	$(0.96)	$(0.77)
Weighted average shares outstanding - basic and diluted	38,736,939	40,026,411	45,387,386

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except for share data)

	Preferred Stock		Common Stock					Accumulated
					Additional		Note	Other
		Par		Par	Paid-In	Treasury	Receivable -	Comprehensive	Accumulated
	Shares	Value	Shares	Value	Capital	Stock	Stockholder	Income	Deficit	Total
Balance at January 1, 2005	73,000	-	37,644,627	$11	$260,356	$-	$(87)	$418	$(187,533)	$73,165
Comprehensive loss:
Net loss									(15,077)	(15,077)
Other comprehensive income:
Movement in the fair value of cash flow hedges:
Unrealized gains on foreign currency cash flow hedges								(130)
Less: reclassification of adjustment for gains realized in net income								(418)
								(548)		(548)
Comprehensive loss										(15,625)
Issuance of common stock - employee share purchase plan			130,630		485					485
Exercise of stock options			883,390		1,332					1,332
Issuance of common stock - ArelNet acquisition			1,001,325	1	4,751					4,752
Stock compensation from the issuance of stock options - ArelNet acquisition					309					309
Issuance of common stock - 401K plan			8,299		45					45
Restricted stock compensation					148					148
Balance at December 31, 2005	73,000	-	39,668,271	$12	$267,426	$-	$(87)	$(130)	$(202,610)	$64,611
Comprehensive loss:
Net loss									(29,202)	(29,202)
Other comprehensive income:
Movement in the fair value of cash flow hedges:
Realized losses on foreign currency cash flow hedges								130		130
Comprehensive loss										(29,072)
Exchange of Series A preferred shares	(73,000)				(21,827)					(21,827)
Issuance of Series B preferred shares	200,690				50,501					50,501
Deemed dividend associated with beneficial conversion of preferred stock					9,179				(9,179)	-
Issuance of common stock - employee share purchase plan			208,102		332					332
Exercise of stock options			453,304		657					657
Issuance of common stock - 401K plan			26,541		66					66
Vesting of restricted stock			24,692
Stock compensation expense					2,434					2,434
Balance at December 31, 2006	200,690	-	40,380,910	$12	$308,768	$-	$(87)	$-	$(240,991)	$67,702
Comprehensive loss:
Net loss									(30,462)	(30,462)
Comprehensive loss										(30,462)
Issuance of shares related to underwritten public offering			17,250,000	5	31,985					31,990
Deemed dividend associated with beneficial conversion of preferred stock					4,670				(4,670)	-
Issuance of common stock - employee share purchase plan			358,211		588					588
Exercise of stock options			511,040		1,135					1,135
Issuance of common stock - 401K plan			17,949		50					50
Vesting of restricted stock			24,407		-					-
Stock compensation expense					2,522					2,522
Balance at December 31, 2007	200,690	-	58,542,517	$17	$349,718	$-	$(87)	$-	$(276,123)	$73,525

The accompanying notes are an integral part of these financial statements

AIRSPAN NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ending December 31,
	2005	2006	2007
Cash flows from operating activities
Net loss	$(15,077)	$(29,202)	$(30,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,817	3,789	3,824
Loss (gain) on sale of property, plant and equipment	57	88	(9)
Accrued interest on long-term debt	-	262	271
Non-cash stock compensation	193	2,511	2,591
Bad debts	1,115	2,257	1,835
Changes in operating assets and liabilities:
Increase in receivables	(2,931)	(9,410)	(3,913)
Decrease/(increase) in inventories	(3,440)	(6,774)	6,904
Decrease/(increase) in other current assets	1,869	(2,213)	597
Decrease in accounts payable	(411)	(8,738)	(4,002)
Increase/(decrease) in deferred revenue	867	5,142	(1,531)
Increase/(decrease) in customer advances	8,760	(12,270)	(773)
Increase/(decrease) in other accrued expenses	(854)	2,615	(3,841)
Decrease/(increase) in other operating assets	(211)	1,379	562
Net cash used in operating activities	(7,246)	(50,564)	(27,947)

Cash flows from investing activities
Purchase of property, plant and equipment	(3,114)	(3,136)	(3,069)
Purchase of investment securities	(16,669)	(31,640)	(17,726)
Proceeds from sale of investment securities	10,649	27,427	22,454
Cost of acquisition, net of cash acquired	(5,945)	-	-
Net cash (used in)/provided by investing activities	(15,079)	(7,349)	1,659

Cash flows from financing activities
Net proceeds from issuance of common stock	485	-	-
Net proceeds from issuance of preferred stock	-	28,674	-
Borrowings under line of credit	-	2,500	7,500
Repayment of borrowings under line of credit	-	(2,500)
Proceeds from public offering, net of issuance costs	-	-	31,990
Proceeds from the exercise of stock options	1,332	657	1,135
Issuance of common stock under employee share purchase plan	-	332	588
Restricted cash movement, net	(1,648)	-	-
Net cash provided by financing activities	169	29,663	41,213
Increase/(decrease) in cash and cash equivalents	(22,156)	(28,250)	14,925
Cash and cash equivalents, beginning of year	66,296	44,140	15,890
Cash and cash equivalents, end of year	$44,140	$15,890	$30,815

Supplemental disclosures of cash flow information
Interest paid	$-	$24	$425
Income taxes paid	$20	$21	$51
Non-cash investing and financing activities
Issuance of stock related to acquisitions	$5,061	$-	$-
Deemed dividend associated with beneficial conversion of preferred stock	$-	$9,179	$4,670

The accompanying notes are an integral part of these financial statements

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

1. THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company is a global supplier of broadband wireless equipment and other technologies supporting the Worldwide Interoperability for Microwave Access (“WiMAX”) protocol standard, which provides a wide area telecommunication access network to connect end-users to telecom backbone networks. The WiMAX standard is established by the WiMAX Forum®, a self-regulatory, industry standards-setting organization. While our main product focus is WiMAX, we utilize other supplemental technologies, including Wireless Fidelity (“Wi-Fi”) and Voice-over-Internet Protocol (“VoIP”), which allow communications network operators and service providers to deliver high-speed data and voice services cost-effectively using wireless communications rather than wired infrastructure. Historically, the primary market for our wireless systems has been fixed point to multi-point applications. Our development of new technology has expanded the market to include portable and mobile applications. The Company’s main operations are in Uxbridge, United Kingdom, and Airport City, Israel, with corporate headquarters in Boca Raton, Florida.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant inter-company transactions and balances are eliminated on consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are all maintained in either bank accounts or investments that are of investment grade quality and are not subject to significant market risk.

 Restricted cash

Restricted cash consists of cash pledged as collateral to secure the guarantees described in Note 12 and cash held on behalf of employees to purchase Airspan stock under our Employee Share Purchase Plan.

	Years ended December 31,
	2006	2007
B Bank guarantees - with Customers	$999	$122
Employee cash held under the Employee Share Purchase Plan	112	271
Total	$1,111	$393

Short-term investments

The Company accounts for its investments in marketable securities using Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).

Debt securities with original maturities greater than three months and with current maturities less than one year are considered short-term investments. They are of investment grade quality and are not subject to significant market risk. In 2007, short-term investments were classified as available for sale and are stated at fair value. Unrealized holding gains and losses are excluded from earnings and are reported as other comprehensive income, which is a separate component of shareholders’ equity, until realized. In 2006, short-term investments were classified as held to maturity when the Company had the positive intent and ability to hold the securities to maturity and were stated at amortized cost.

Accounts receivable

Accounts receivable represent receivables from customers in the ordinary course of business. These are recorded at the invoiced amount and do not bear interest. Receivables are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company evaluates the collectibility of its accounts receivable based on a combination of factors. The Company regularly analyzes its customer accounts overdue more than 90 days, and when it becomes aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve to reduce the related receivable to the amount it reasonably believes to be collectible. When collection efforts cease or collection is considered remote, the account and related reserve are written off. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables are adjusted. At December 31, 2007 and 2006, the allowance for doubtful accounts was $2.9 million and $5.5 million, respectively.

Fair value of financial instruments

The financial instruments of the Company consist mainly of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, long-term debt and foreign currency forward contracts. The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other techniques, which are significantly affected by assumptions used concerning the amount and timing of, estimated future cash flows and discount rates, which reflect varying degrees of risk. Accordingly, although the carrying amount of all financial instruments approximates fair value at December 31, 2007 and 2006, they are not necessarily indicative of the amounts that the Company could realize in a current market exchange in the future.

Derivative financial instruments and hedging activities

The Company from time to time enters into forward and option contracts to manage its exposure to fluctuations in foreign exchange rates. The Company does not hold any derivative instruments for trading purposes. As part of the Company’s risk management policy the Company assesses its foreign currency risk on each transaction on a case-by-case basis. The Company will only enter into forward and option contracts after taking into account the size of the transaction, expected volatility of the currency and prevailing foreign currency exchange rates.

Our foreign exchange option contracts are designated as hedging the exposure to changes in the fair value of a recognized asset and the gain or loss is recognized in income in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. There were no outstanding option contracts at December 31, 2007 or December 31, 2006.

Our foreign exchange forward contracts are designated as hedging the exposure to variable cash flows of a forecasted transaction. The foreign exchange contracts are re-valued at the end of each period using current market exchange rates. Effectiveness is measured by comparing the changes in fair value of the hedge against the change in the expense being hedged arising from U.S. dollars to U.K. pound sterling currency fluctuations since the date of inception. There is no portion of the hedging instruments that have been excluded from the assessment of effectiveness. The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the forecast transaction affects earnings. Any ineffective portion of the derivatives gain or loss is reported in interest and other income as it arises. In the years 2005, 2006 and 2007, there were no ineffective portions. Our cash flow hedges are being used to manage our pound sterling foreign currency risk, primarily on our U.K.-based employee salaries, facility costs and other U.K. expenses. Our U.K. salaries and expenses are accounted for each month and reclassification into earnings from comprehensive income will therefore occur every month.

   At December 31, 2007 and December 31, 2006, there were no forward contracts outstanding.

During 2007, 2006 and 2005, the Company recorded, after reclassification of amounts into net income, net unrealized losses in other comprehensive income of $nil, $nil, and $130, respectively, related to derivatives that were designated as cash flow hedging instruments. The tax effects of comprehensive income or loss were not considered material for the years ended December 31, 2007, 2006 and 2005.  The change in other comprehensive income of $130 was attributable to the settlement during 2006 of forward contracts outstanding at December 31, 2005.

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

Leasehold improvements — over the lesser of the minimum lease term or the useful life

Plant, machinery and equipment — over 2 to 5 years

Furniture and fixtures — over 4 to 5 years

Identifiable intangible assets

Only purchased intangible assets are capitalized. The company does not capitalize internally generated intangible assets or goodwill. Intangible assets other than goodwill are amortized using the straight-line method over their estimated period of benefit, ranging from one to five years. All of the Company’s intangible assets other than goodwill are subject to amortization.

Goodwill arising on business combinations

Under Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is instead tested for impairment at least annually. In addition, the Company also tests its goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. No impairment expense was recognized in 2007, 2006 or 2005.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In addition, at least annually, the Company tests its identified intangible assets for impairment. This review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, impairment exists and is determined by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. No impairment expense was recognized in 2007, 2006 or 2005.

Other non-current assets

Other non-current assets represent the value of accumulated Israel severance pay funds and bank guarantees issued to landlords.  Under Israel’s Severance Pay Law, Israel employees are entitled to one month of the employee's current salary, multiplied by the number of years of employment.  The Company’s liability for these employees is fully provided by monthly deposits with severance pay funds and by an accrual.  The value of these funds is recorded in other non-current assets in the Company’s balance sheet and the liability is recorded in other accrued expenses. The deposited funds include earnings accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israel's Severance Pay Law or labor agreements. Israel severance pay expenses for the years ended December 31, 2005, 2006 and 2007, were $333, $484 and $617, respectively.

Revenue recognition

Our revenue recognition policy reflects the fact that our revenue streams are primarily derived from (i) sales of hardware that do not require significant customization and (ii) services rendered (e.g. extended warranty, product maintenance, radio planning, consulting services, etc). In any one arrangement, we sometimes generate revenue from more than one revenue stream. In those instances, there is an added level of complexity in determining the appropriate method of revenue recognition. Management must apply significant judgment in determining how to apply the current accounting standards and interpretations related to revenue recognition.

Subject to the more specific revenue recognition policies discussed below, we recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement with a customer exists; delivery has occurred or services have been rendered; the price for the product or service is fixed or determinable; and collection of the receivable is reasonably assured.

For new products, if we can reasonably and reliably estimate the amount of warranty obligations, we recognize revenue on sales of such products that otherwise meet the criteria for revenue recognition.

The following are our specific revenue recognition policies:

Product Revenue: Revenue from product sales, including sales to distributors and resellers, is generally recognized at the time the product is delivered to the customer. Revenue is deferred when customer acceptance is required, rights of return exist or other significant obligations remain that are essential to the functionality of the delivered products. Revenue is then recognized when these conditions have been satisfied. The estimated cost of any post-sale obligations, including basic product warranties, is accrued at the time revenue is recognized based on a number of factors, which include historical experience and known conditions that may impact future warranty costs. Revenue from sales to resellers and distributors is generally recognized only when the resellers are creditworthy in their own right or have identified creditworthy end customers for our products and services.

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

Applicability of Statement of Position 97-2, Software Revenue Recognition, (and subsequent modifications) “SOP 97-2”: Since inception, Airspan has accounted for the sale of products principally under SAB 104 and EITF 00-21. Software related to the products has been considered incidental to the product offering as a whole. In the future, we anticipate that some of our products may include software that is not considered incidental to our products. In those cases, we will account for those arrangements under the provisions of SOP 97-2.

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

Research and development

All research and development expenditures are charged to research and development expense in the period incurred. The Company evaluates whether to capitalize or expense software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs; accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release, is very short and, consequently, the amounts that could be capitalized are not material to the Company’s financial position or results of our operations. Generally, the Company does not develop software for resale.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value of non-contingent obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. No accruals were required at December 31, 2007 or 2006 under FIN 45.

Warranty

The Company provides a limited warranty for periods, usually ranging from 12 to 24 months, to all purchasers of its new equipment. Warranty expense is accrued on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and other relevant factors.

Information regarding the changes in the Company’s product warranty liabilities is as follows for the years ended December 31, 2007, 2006 and 2005.

	Balance at beginning of period	Acquired on Acquisition	Accrual for warranties issued during the period	Accruals related to pre-existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period
Product warranty liability year ended December 31, 2007	$985	-	531	(224)	(282)	$1,010

Product warranty liability year ended December 31, 2006	$410	-	1,190	284	(899)	$985

Product warranty liability year ended December 31, 2005	$604	134	582	(482)	(428)	$410

Foreign currency transactions

The functional currency of all companies in the group is the U.S. dollar. Transactions in currencies other than U.S. dollars are converted at the monthly average exchange rate in effect on the date of the transactions.

Monetary assets and liabilities denominated in currencies other than U.S. dollars are remeasured into U.S. dollars at the rate of exchange on the balance sheet date. Gains and losses arising from transactions not denominated in U.S. dollars are recognized in the consolidated statement of operations as other income or expense. The net value of exchange gains and losses during the year ended December 31, 2007 was a credit of $0.3 million.  The net value of exchange gains and losses during the year ended December 31, 2006 was a credit of $0.2 million of which $0.1 million related to the reclassification of gains on our forward exchange contracts from other comprehensive income. The net value of exchange gains and losses during the year ended December 31, 2005 was a credit of $0.1 million of which $0.4 million related to the reclassification of gains on our forward exchange contracts from other comprehensive income.

Comprehensive income

The Company reports comprehensive income or loss in accordance with the provisions of Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Tax effects of other comprehensive income or loss are not considered material for any period. The Company’s sources of other comprehensive income are foreign exchange forward contracts and available for sale securities.

Concentration of credit risk

Financial instruments, which potentially subject Airspan to concentration of credit risk, consist primarily of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. Airspan places its cash and cash equivalents and short-term investments only in highly rated financial instruments.

Airspan’s accounts receivable are derived from sales of its products, and approximately 93%, 92% and 91% of product sales were to non-U.S. customers for the year ended December 31, 2005, 2006 and 2007, respectively. One customer in Germany accounted for $4.6 million of our account receivable balance at December 31, 2007 and $4.8 million at December 31, 2006. For some customers, Airspan requires payment in advance or payment security in the form of an irrevocable letter of credit for the full amount of significant sales to be in place at the time of shipment, except in cases where credit risk is considered to be acceptable.  The Company’s top three customers accounted for 62% of revenue in 2005, 53% of revenue in 2006 and 37% of revenue in 2007.

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

We adopted SFAS 123R as of January 1, 2006, using the modified prospective transition method. Our consolidated financial statements for 2006 and 2007 reflect the impact of SFAS 123R. The consolidated financial statements for 2005 have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized under SFAS 123R for 2006 was $2.5 million and for 2007 was $2.6 million.

The following table summarizes share-based compensation expense under SFAS 123R for the years ended December 31, 2006 and 2007:

	2006	2007
Research and development	$688	$859
Sales and marketing	818	690
General and administrative	971	977
Stock-based compensation expense included in operating expense	2,477	2,526
Cost of sales	34	65
Total stock-based compensation	$2,511	$2,591

SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in our consolidated statement of operations over the requisite service periods. Share-based compensation expense recognized in our consolidated statement of operations for 2006 and 2007 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, “Accounting for Stock Based Compensation”, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all share-based awards is recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for 2005, the Company accounted for forfeitures as they occurred.

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

Pro Forma Share-Based Compensation under SFAS 123 for 2005:

Had (i) compensation expense for our stock option plans been determined based on the Black-Scholes valuation method and (ii) the fair value at the grant date for awards in 2005 been determined consistent with the provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” our net loss and net loss per share for 2005 would have changed by the pro forma amounts indicated below (in thousands, except per share data):

Year Ended
December 31, 2005
Net loss applicable to common stockholders - as reported	$(15,077)
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects	(2,341)
Add: Stock-based compensation expense included in reported net income, net of
related tax effects	192

Net loss attributable to common stockholders - pro forma	$(17,226)

Basic and diluted net loss per share - as reported	$(0.39)

Basic and diluted net loss per share - pro forma	$(0.44)

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123R and SFAS 123:

The weighted average fair value of each restricted stock share granted under our equity compensation plans for 2005, 2006 and 2007 was $4.12, $5.23 and $4.69, respectively. The fair value of each restricted stock award was estimated on the date of grant using the fair market value of the stock on the date of grant.

The weighted average fair value of each option granted during 2005, 2006 and 2007 was $3.16, $2.66 and $3.54, respectively. The fair value of each option award was estimated on the date of grant using the Black-Scholes Option Pricing Model, using the following weighted average assumptions for 2005, 2006 and 2007:

	Years Ended December 31,
	2005	2006	2007
Risk-free interest rate	4.06%	4.68%	3.66%
Expected average years until exercised	5	5	5
Expected dividend yield	-	-	-
Expected volatility	86%	85%	77%

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

As share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on our historical experience.

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

Electronic equipment waste obligations

In June 2005, the FASB issued FSP No. 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Union (“EU”) Directive 2002/96/EC on Waste Electrical and Electronic Equipment. FSP 143-1 was effective as of the later of Airspan’s fiscal quarter ended October 2, 2005 or the date of the adoption of the law by the applicable EU-member country. In the third quarter of 2005, Airspan adopted FSP 143-1 with respect to those EU-member countries that had adopted the directive into country specific laws by the end of the third quarter. The adoption of the FSP 143-1 did not have a material impact on Airspan’s 2006 or 2007 results of operations and financial condition. Due to the fact that certain EU-member countries have not yet enacted country-specific laws, Airspan cannot yet estimate the impact of applying this guidance in future periods.

Segment reporting

During the periods, the Company operated as a single segment - the development and supply of broadband wireless equipment and technologies.

 Income taxes

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

Advertising expense

Advertising is expensed as incurred. Advertising expense was $0.3 million, $0.4 million and $0.3 million in 2007, 2006 and 2005, respectively.

Other taxes

Taxes on the sale of products and services to customers are collected by us as an agent and recorded as a liability until remitted to the respective taxing authority. These taxes have been presented on a net basis in the consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to be consistent with the current year presentation.

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value of certain assets and liabilities, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but may change current practice for certain entities.  In February 2008, the FASB issued FSP 157-2 "Partial Deferral of the Effective Date of Statements 157," which delays the effective date of FAS 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Although we will continue to evaluate the application of SFAS 157, we do not believe adoption will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. Management expects that SFAS 159 will not have a material effect on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations,” (SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction whether full or partial acquisition, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction and restructuring costs, and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses, including combinations achieved without transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. We are currently evaluating the impact SFAS 141R may have on our consolidated financial statements.

In December 2007, EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01) was issued. EITF 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the terms of the arrangement the nature of the entity's business and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are evaluating the impact this standard will have on our consolidated financial statements.

2. ACQUISITIONS

On June 16, 2005, the Company consummated its acquisition of all of the outstanding shares of capital stock of ArelNet Ltd (“ArelNet”). This business combination has been accounted for under the purchase method and the results of operations of ArelNet from June 16, 2005 to December 31, 2007 are included in the consolidated statements of operations of the Company. ArelNet is a pioneer in VoIP network infrastructure equipment and solutions, including soft switches and gateways supporting all major VoIP standards. ArelNet has extensive experience worldwide, having installed network equipment with a capacity exceeding two billion minutes per year.

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

The following table shows the historical book value and the purchase price allocation:

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

The unaudited pro forma revenue and net loss of the Company for the period indicated, as if the ArelNet acquisition had occurred as of January 1, 2005, are shown in the following table.

December 31, 2005
Revenue	$112,797
Net loss	$(15,614)
Net loss per share - basic and diluted	$(0.40)
Weighted average shares outstanding -
basic and diluted	39,154,158

There were no extraordinary items or cumulative effect of accounting changes included in the pro forma results of operations. The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred at January 1, 2005, nor are they necessarily indicative of future operating results.

On November 9, 2005, the Company completed its acquisition of Radionet Oy, Ltd. of Finland (“Radionet”) in exchange for up to $1.88 million of cash. The Company evaluated the assets and liabilities acquired, in particular its accounts receivable, inventory and accrued expenses, and engaged an independent third party to assist in the valuation of intangible assets. The Company finalized the purchase price allocation in the second quarter of 2006.

Calculation of purchase price:

Purchase
Price
Consideration paid	$1,875
Direct acquisition costs	159
Total purchase price	$2,034

The following table shows the historical book value and the purchase price allocation:

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

The unaudited pro forma revenue and net loss of the Company for the period indicated, as if the Radionet acquisition had occurred as of January 1, 2005, are shown in the following table.

For the year ended
December 31,
2005
Revenue	$112,858
Net loss	$(16,997)
Net loss per share - basic and diluted	$(0.44)
Weighted average shares outstanding -
basic and diluted	38,736,939

3. SHORT-TERM INVESTMENTS

The following is a summary of short-term investments:

		Unrealized	Unrealized
	Cost basis	Gains	Losses	Fair Value
December 31, 2007:
Commercial paper	$5,504	$-	$-	$5,504

December 31, 2006:
Commercial paper	$3,962	$2	$-	$3,964

There were $0 and $6,271 of auction rate securities at December 31, 2007 and 2006, respectively. Auction rate securities, which are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch auction” process which occurs every 7 - 35 days. The holder can participate in the auction and liquidate the auction rate securities to prospective buyers through their broker/dealer.

In 2007, the Company accounted for short-term investments as available for sale securities. In 2006, short-term investments were accounted for as held to maturity.

The above short-term investments had maturities at December 31, 2007 of more than 90 days and less than one year.

4. INVENTORY

Inventory consists of the following:

	December 31,
	2006	2007
Purchased parts and materials	$14,826	$6,941
Work in progress	1,329	1,283
Finished goods and consumables	21,413	20,585
Inventory provision	(13,944)	(12,089)
	$23,624	$16,720

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	December 31,
	2006	2007
Plant, machinery and equipment	$19,409	$22,410
Furniture and fixtures	869	845
Leasehold improvements	3,665	3,714
	23,943	26,969
Accumulated depreciation	(18,238)	(21,074)
	$5,705	$5,895

Depreciation expense totaled $1,876, $2,729 and $2,888 for the years ended December 31, 2005, 2006 and 2007, respectively.

6. GOODWILL AND INTANGIBLES

The Company performed its annual impairment review during the fourth quarter of 2005, 2006 and 2007. The Company determined that it has only one operating segment and that its reporting unit for the purposes of evaluating goodwill is the entire company. The market capitalization of the Company, which was deemed the best measure of fair value, exceeded the book value as of the review dates and therefore no impairment of goodwill was recorded during the years ended December 31, 2005, 2006 and 2007.

	December 31,
	2006	2007
Goodwill	$10,231	$10,231

							Weighted
	December 31, 2006			December 31, 2007			Average
	Gross		Net	Gross		Net	Amortization
	Carrying	Accumulated	Book	Carrying	Accumulated	Book	Period in
Intangibles	Amount	Amortization	Value	Amount	Amortization	Value	Years
Customer contracts	$1,390	$(849)	$541	$1,390	$(1,104)	$286	1.13
Patent/developed technology	4,355	(2,090)	2,265	4,355	(2,771)	1,584	1.97
	$5,745	$(2,939)	$2,806	$5,745	$(3,875)	$1,870	1.77

Goodwill from business combinations represents the difference between the fair value of the identified net assets purchased and the purchase price. For each acquisition, a detailed review is undertaken by management, which has primary responsibility, to estimate the fair values and remaining economic life for all material intangible assets. In addition to this review, independent experts may be used to estimate the fair value and remaining economic life of intangible assets. During 2005, 2006 and 2007, there were no unamortized intangible assets other than goodwill.

The estimated amortization expense for intangibles over the next five years is as follows:

For the Years Ending December 31,
2008	$928
2009	575
2010	322
2011	45
Total	$1,870

Amortization of intangible assets amounted to $942, $1,060 and $936 for the years ended December 31, 2005, 2006 and 2007, respectively.

7. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	December 31,
	2006	2007
Warranty	$985	$1,010
Restructuring	1,862	796
Accrued Israeli severance pay	2,301	2,539
Accrued payroll and related benefits and taxes	1,868	2,925
Other	9,868	5,793
	$16,884	$13,063

8. ACCRUED RESTRUCTURING CHARGES

In the fourth quarter of 2002, the decision was made to completely outsource all our manufacturing. As a result, the Company recorded a $975 restructuring charge for the closure of its Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $368 was recognized as restructuring in the income statement in the fourth quarter of 2003 as the Company reassessed the ability to sublease the Riverside facility. During the second quarter of 2005, the Company recognized an additional restructuring charge of $1,150 for additional costs expected to be incurred related to certain facility charges in respect of buildings in the U.K. The lessor has already completed renovations and incurred actual costs for approximately $0.8 million, which the Company agreed to pay in February 2008 in final settlement. For this reason, we lowered the restructuring reserve at the end of 2007 to $0.8 million. All cash outflows in connection with this restructuring were paid in February 2008.

 In the third quarter of 2006, the Company commenced a company-wide restructuring program to reduce operating expenses. The operating expense reduction was accomplished primarily through reductions in worldwide headcount. In 2006, the Company recorded restructuring charges of $2.2 million. The Company made approximately $0.4 million of cash outlays in 2007 related to amounts accrued in 2006. All cash outlays related to this program were completed in the second quarter of 2007.

The restructuring charges and their utilization are summarized as follows:

	Balance at			Balance at
	Beginning	Restructuring		End
	of Period	Charge	Utilized	of Period
Year ended December 31, 2007
One-time termination benefits	$375	$-	$(375)	$-
Contract termination costs	1,437	(639)	(2)	796
Other associated costs	50	(50)	-	-
	$1,862	$(689)	$(377)	796

Year ended December 31, 2006
One-time termination benefits	-	2,183	(1,808)	375
Contract termination costs	1,436	163	(162)	1,437
Other associated costs	50	-	-	50
	$1,486	$2,346	$(1,970)	$1,862

Year ended December 31, 2005
One-time termination benefits	-	-	-	-
Contract termination costs	599	1,150	(313)	1,436
Other associated costs	61	-	(11)	50
	$660	$1,150	$(324)	$1,486

9. REVOLVING LINE OF CREDIT

On August 7, 2007, the Company and its wholly-owned subsidiary, Airspan Communications Limited, entered into an amendment to our August 1, 2006 Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”), with respect to a revolving credit line. For the term of the credit line, which expires on December 31, 2008, the Company may, subject to certain adjustments, borrow up to the lesser of (i) $20 million and (ii) 80% of eligible accounts receivable. As of December 31, 2007, $8.9 million of available credit was unused. In addition, the credit facility requires us to satisfy certain financial covenants, including the maintenance of tangible net worth (as defined in the Agreement). As of December 31, 2007, the tangible net worth requirement was $44.0 million. The Company was in compliance with all of the financial covenants at December 31, 2007. The credit facility also contains various provisions that restrict the Company’s use of cash, its operating flexibility and its ability to pay dividends. In the event of an uncured default, the Loan and Security Agreement provides that all amounts owed to SVB are immediately due and payable and that SVB has the right to enforce its security interest in our assets. The Loan and Security Agreement is secured by collateral, including all of our rights and interests in substantially all of our personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, books and records, contract rights and proceeds of the above items. At December 31, 2007, $7.5 million of indebtedness was outstanding under the Loan and Security Agreement. The Company has issued $2.0 million of letters of credit under the facility, which were still outstanding at December 31, 2007.

To secure its obligations under the Loan and Security Agreement, the Company has granted SVB a security interest in all of our assets and has established lockbox account for the collection of our receivables at a financial institution affiliated with SVB.

Advances under the Loan and Security Agreement bear interest at SVB's prime rate plus a percentage ranging from 0.0% to 1.75%, depending on certain financial and collateral tests. The monthly interest is calculated based on the higher amount of outstanding borrowings or $7,500,000. The Company has also paid or agreed to pay SVB (i) commitment fees totaling $147 thousand; (ii) 1% per year on the face amount of any issued letter of credit; and (iii) an early termination fee of 1% or 0.5% of the principal amount of the credit line if the facility is terminated by us within the first or second year, respectively. SVB has retained the right, upon limited notice, to make reasonable adjustments to the definition of eligible receivables. SVB has also reserved its right to modify the rate (the "Advance Rate") at which advances are made against eligible receivables if the Bank determines, after an audit, that there are events, contingencies or risks that adversely affect our assets.

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

10. DEBT

Debt consists of:

	December 31,
	2006	2007
Finnish Funding Agency for Technology and Innovation ("Tekes")	$1,707	$1,978
Silicon Valley Bank Loan and Security Agreement	-	7,500
	1,707	9,478
Less current portion	-	7,500
Less accrued interest on long-term debt	153	191
	$1,554	$1,787

On November 9, 2005, the Company completed its acquisition of Radionet Oy, Ltd. The Company assumed from Radionet four loans with Tekes, the main public funding organization for research and development in Finland. These loans are to be repaid over the next five years in varying amounts through five annual installments made in December of each year. These loans all accrue interest at 3% per annum, payable annually once repayment of the loan principal has commenced.

Long term debt maturities at December 31, 2007 are as follows:

2008	$7,500
2009	601
2010	601
2011	585
$9,287

Interest expense was $0.5 million, $0.1 million and $0 in 2007, 2006 and 2005, respectively.

11. COMMITMENTS AND CONTINGENCIES

The Company had commitments with its main subcontract manufacturers under various purchase orders and forecast arrangements, for a value of $17,552 and $26,225 at December 31, 2007 and 2006, respectively. All capital commitments and commitments with sub contract manufacturers existing at December 31, 2007 are expected to be completed during 2008.

The Company has entered into various operating lease agreements that expire at various times through 2012, primarily for office space, warehouse space and vehicles. Rent expense was $1,774 for the year ended December 31, 2005, $2,121 for the year ended December 31, 2006, and $2,094 for the year ended December 31, 2007.

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year as of December 31, 2007 are as follows:

Amounts Due
2008	$2,869
2009	1,919
2010	809
2011	514
2012	428

$6,539

The Company had bank guarantees with its landlords and customers totaling $2.2 million at December 31, 2006 and $1.3 million at December 31, 2007. The guarantees secure payment or performance obligations of the Company under contracts. At December 31, 2007, the Company had pledged cash to the banks as collateral for guarantees aggregating $1.3 million, of which $0.1 million is recorded as restricted cash in current assets and $1.2 million is recorded as other non-current assets. The Company has also issued guarantees to customers under the line of credit provided by Silicon Valley Bank for a total of $2.0 million, which does not require any related pledge of cash collateral. The Company has not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote. These guarantees will all expire before the end of 2011 with the majority expiring in 2009.

In addition to the guarantees mentioned above, the Company has issued a guarantee to Tekes, the main public funding organization for research and development in Finland, for the repayment of loans taken out by its fully consolidated subsidiary, Airspan Finland Oy. These loans total $2.0 million at December 31, 2007, which includes $0.2 million of accrued interest, and are recorded in long-term debt. This guarantee expires only when Airspan Finland Oy has fulfilled all its obligations to Tekes.

Beginning in July 2001, the Company, its President and Chief Executive Officer Eric D. Stonestrom, its former Senior Vice President and Chief Financial Officer, its Chairman Matthew Desch and its former Executive Vice President and Chief Operating Officer (the "Individual Defendants") were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002.

The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the "1933 Act") and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "1934 Act") and Rule 10b-5 promulgated thereunder. The essence of the complaint is that defendants issued and sold the Company's common stock pursuant to the Registration Statement for the July 20, 2000 Initial Public Offering ("IPO") without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaint also alleges that the Registration Statement for the IPO failed to disclose that the underwriters allocated Company shares in the IPO to customers in exchange for the customers' promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket. The action seeks damages in an unspecified amount.

This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants. On February 19, 2003, the Court dismissed the Section 10(b) claim against the Company, but denied the motion to dismiss the Section 11 claim. On October 13, 2004, the Court certified a class in six of the approximately 309 other nearly identical actions that are part of the consolidated litigation. These six cases are the class certification "focus cases." The Plaintiffs selected these six cases, which do not include Airspan. On December 5, 2006, the Second Circuit vacated an order by the district court granting class certification in the six focus cases. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by Plaintiffs, but noted that Plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit's December 5, 2006 ruling, a majority of the issuers, including the Company, and their insurers, had submitted a settlement agreement to the Court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On December 21, 2007, the issuers and the underwriters filed papers opposing plaintiffs' class certification motion, and plaintiffs filed an opposition to defendants' motions to dismiss. On January 28, 2008, the issuers and the underwriters filed reply briefs in further support of their motions to dismiss the amended complaints. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the outcome of this matter. The Company cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit's mandate, nor can it predict the amount of any such settlement and whether that amount would be greater than the Company's insurance coverage. If Airspan is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan's insurance coverage, and whether such damages would have a material impact on its results of operations or financial condition in any future period.

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

The Company and other WiMAX manufacturers have received letters from Wi-LAN raising various patent infringement claims and offering licenses of various Wi-LAN patents. The Company received a letter, dated November 9, 2006, offering us licenses of various Wi-LAN patents. After reviewing Wi-LAN’s claims, on February 1, 2007, the Company sent a letter to Wi-LAN notifying them that it did not believe that it requires a license from Wi-LAN. On May 29, 2007, the Company received a follow up letter and materials from Wi-LAN which continued to assert those claims.  The Company also received an e-mail relating to this matter on November 21, 2007.   Once again the Company has carefully reviewed this matter, and in consultation with its patent counsel sent a further letter on January 30, 2008 declining Wi-LAN’s offer to license their patents.

The Company has been dealing with its customer Deutsche Breitband Dienste GmbH (“DBD”) since 2005. DBD recently advised the Company that as a result of a strategic change in their business undertaken at the direction of their board, DBD would not accept future deliveries of WiMAX units. The referenced WiMAX units have a value of approximately $4.6 million in accordance with the terms of a purchase order, which has a total value of approximately $10.8 million. The Company has acquired or made commitments to suppliers for inventory related to this contract in the amount of $2.1 million. At December 31, 2007 the accounts receivable balance due from DBD to Airspan under its agreements with DBD was $4.7 million payable over the first three quarters of 2008. In January 2008, DBD also advised the Company that they intend to offset $1 million related to returns of products under the Company’s warranty procedure. The Company continues to repair and return units under the warranty procedure. The Company does not agree with DBD’s position on either the cancellation of the purchase order commitment or its attempted unilateral reduction of the accounts receivable balance. On February 1, 2008, the Company sent a letter before action to DBD warning that court proceedings would be commenced if the Company’s demands were not met. While the outcome of litigation cannot be predicted with certainty, the Company believes that there is a strong likelihood that Airspan would be able to recover judgment in the English courts for the full amount of the outstanding accounts receivable balance, together with an amount for damages.

Except as set forth above, the Company is not currently subject to any other material legal proceedings. The Company may from time to time become a party to various other legal proceedings arising in the ordinary course of our business. Based on consultation with our legal counsel, management is of the opinion that all of the above matters, when resolved, will not have a material adverse effect on the financial condition or results of operations of the Company. Accordingly, no provision has been recorded.

12. CONVERTIBLE PREFERRED STOCK

On September 25, 2006 (the “Closing Date”), in accordance with the terms of that certain Preferred Stock Purchase Agreement (the “Series B Purchase Agreement”), dated July 28, 2006, by and between the Company and Oak, the Company issued 200,690 shares (the “Shares”) of Series B Preferred Stock to Oak in exchange for $29 million of cash and Oak’s transfer to the Company of all 73,000 outstanding shares of Series A Preferred Stock which were held by Oak prior to the closing of the transaction.

The 73,000 shares of Series A Preferred Stock transferred to Oak at closing represented all of the issued and outstanding Series A Preferred Stock and, accordingly, as of the date of this report, there are no shares of Series A Preferred Stock issued and outstanding.

Based upon the Company’s capitalization as of the Closing Date, the Shares were initially convertible into a total of approximately 33% of the Company’s Common Stock (assuming conversion of the Shares, but without giving effect to the exercise or conversion of any other outstanding options, warrants or convertible securities) and, as of the Closing Date, represented approximately 29% of the voting power outstanding.

The Company agreed, upon certain terms and conditions, to register the resale of the shares of Common Stock underlying the Series B Preferred Stock with the SEC. On February 15, 2007, a registration statement with respect to the sale of the shares was declared effective by the SEC. If the registration statement ceases to be effective as to the shares at any time thereafter for longer than 30 days at any one time or 60 days during any one year, the Company may be required to pay certain liquidated damages to the Purchaser not to exceed $30 million. The Company believes that the liquidated damages are a contingent liability. However, since such liability is not perceived to be probable at this time, the Company has made no expense accrual for it.

In the third quarter of 2006, the Company recognized a non-cash charge of $9.2 million for a deemed dividend to preferred stockholders and other related costs associated with our issuance of Series B Preferred Stock (the “Private Placement”) in the quarter to Oak Investment Partners XI, Limited Partnership (“Oak”) in exchange for $29.0 million in cash and Oak’s transfer to us of all 73,000 shares of Series A Preferred Stock owned by Oak as of the closing of the transaction. Of this charge, $8.3 million was related to the shares of Series B Preferred Stock issued to Oak in exchange of its Series A Preferred Stock and $0.9 million of this charge is related to the shares of Series B Preferred Stock issued in respect of Oak’s cash investment. $8.3 million of the charge was calculated by multiplying 2,769,000, the number of additional common shares that were issuable upon conversion of the 100,690 shares issued to Oak in exchange for the 73,000 shares of Series A Preferred Stock, by $2.99, the closing price of the Company’s common stock on the NASDAQ on September 25, 2006, the date of the closing of the Private Placement. In addition, the issuance of the 100,000 shares of Series B Preferred Stock in respect of Oak’s cash investment with a conversion price of $2.90 compared to the closing price of $2.99 represents a beneficial conversion and resulted in an additional deemed dividend of $0.9 million on the 10,000,000 common shares that are potentially issuable. The total deemed dividend was $9,179.

On September 26, 2007, the Company issued 15,000,000 shares of common stock in an underwritten public offering at a price of $2.00 per share. All of the shares were sold by the Company. The offering was made under the Company's effective shelf registration statement covering up to $50.0 million of equity securities previously filed with the Securities and Exchange Commission. As the sale price of these shares to the underwriters on a per share basis was less than $2.90 per share, there was an anti-dilution adjustment to the number of shares of common stock issuable on conversion of the Series B Preferred Stock. As a result of the anti-dilution adjustment, the Company recorded a deemed dividend of $4.1 million, calculated by multiplying the number of additional shares to be received on conversion (1.38 million shares) by $2.99, the closing price of the Company’s common stock on the NASDAQ on September 25, 2006, the date of the closing of the Private Placement. The underwriters were granted a 30 day option to purchase up to an additional 2,250,000 shares of common stock from the Company to cover over-allotments, if any. On October 10, 2007, the Company issued 2,250,000 shares of common stock as a result of the exercise by the Underwriters of their over allotment provision. As the sale price of these shares to the underwriters on a per share basis was less than $2.90 there was an anti-dilution adjustment in the fourth quarter of 2007 to the number of shares of common stock issuable on conversion of the Series B Preferred Stock. As a result of this anti-dilution adjustment, the Company recorded a deemed dividend in the fourth quarter of approximately $0.6 million, calculated by multiplying the number of additional shares to be received on conversion (approximately 0.2 million shares) by $2.99, the closing price of the Company’s common stock on the NASDAQ on September 25, 2006, the date of the closing of the Private Placement. Net proceeds from the 17,250,000 shares issued were $32.0 million.

Holders of the Series B Preferred Stock may convert the stock into shares of the Company’s Common Stock at any time at the rate of approximately 107.8 shares of Common Stock for each share of Series B Preferred Stock (the “Conversion Rate”). After 24 months, the Series B Preferred Stock will automatically convert into shares of the Company’s Common Stock at the Conversion Rate if the Common Stock trades above $9.00 per share for 30 consecutive days. The Conversion Rate will be adjusted upon the occurrence of any of the following events: (i) the Company’s payment of Common Stock dividends or distributions, (ii) Common Stock splits, subdivisions or combinations and (iii) reclassification, reorganization, change or conversion of the Common Stock.

The Conversion Rate is subject to further anti-dilution adjustments pursuant to a broad-based weighted average formula for certain issuances of equity securities by the Company below $2.69 (as adjusted from $2.90 after the effect of the anti-dilution provisions related to our common stock offering in 2007). The Conversion Rate will not adjust due to issuances in connection with merger and acquisition activity, if any, the payment of dividends or certain fees to the holders of Series B Preferred Stock, or the issuance of up to 5 million of securities as part of the Company’s existing equity compensation plans.

Each share of Series B Preferred Stock is entitled to 81 votes on all matters submitted to a vote of the holders of the Company’s Common Stock. This voting rate will adjust upon (i) the Company’s payment of Common Stock dividends and distributions, (ii) Common Stock splits, subdivisions or combinations, and (iii) reclassification, reorganization, change or conversion of the Common Stock. The voting rate will not adjust due to the issuance of equity securities by the Company below $2.90 per share.

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

13. STOCK OPTIONS AND COMMON STOCK

At December 31, 2007, the Company had three stock option plans (the 1998 Plan, the 2001 Plan, and the 2003 Plan), the 2004 Omnibus Equity Compensation Plan, and the 2000 Employee Stock Purchase Plan (“ESPP”). Employee stock options granted under all of the plans generally vest over a four-year period and expire on the tenth anniversary of their issuance. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified performance conditions and/or the passage of time. Awards of restricted stock that vest only by the passage of time will generally fully vest after four years from the date of grant. At December 31, 2007, the Company had reserved a total of 8,394,424 shares of its common stock for issuance under the above plans.

On February 1, 1998, the Board of Directors authorized the establishment of a non-qualified employee stock options plan (“the 1998 Plan”) whereby the Company may grant employees stock options to purchase up to 2,791,667 shares of common stock. Under subsequent amendments to the 1998 Plan, the Board of Directors approved an increase in the number of shares of common stock reserved under the 1998 Plan from 2,791,667 to 4,591,667 in May 2000 and from 4,591,667 to 6,091,667 in February 2001. The 1998 Plan provides for the grant to the Company’s employees (including officers and employee directors) of “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986 and for the grant of non-statutory stock options to the Company’s employees, officers, directors, and consultants.

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

On January 30, 2004, the Board of Directors authorized the establishment of the 2004 Omnibus Equity Compensation Plan (“the 2004 Plan”). The 2004 plan is designed for the benefit of the directors, executives and key employees of the Company (i) to attract and retain for the Company personnel of exceptional ability; (ii) to motivate such personnel through added incentives to make a maximum contribution to greater profitability; (iii) to develop and maintain a highly competent management team; and (iv) to be competitive with other companies with respect to executive compensation. Awards under the 2004 plan may be made to Participants in the form of (i) Incentive Stock Options; (ii) Nonqualified Stock Options; (iii) Stock Appreciation Rights; (iv) Restricted Stock; (v) Deferred Stock; (vi) Stock Awards; (vii) Performance Shares; (viii) Other Stock-Based Awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the 2004 Plan and the law. The number of shares reserved under this plan is 5,000,000.

Under the 1998, 2001, 2003 and 2004 Plans, the Compensation Committee of the Board of Directors is authorized to establish the terms of stock options. Under the 1998 Plan, the exercise price of all incentive stock options must be at least equal to the fair market value of our common stock on the date of the grant and the exercise price of all non-statutory options may be equal to, more than, or less than 100% of the fair market value of our common stock on the date of the grant. Under the 2001, 2003 and 2004 Plans, the exercise price of each option may be equal to, more than, or less than 100% of fair market value of our common stock on the date of the grant. The total number of options granted to employees under the Plans was 1,108,500 in 2005, 1,031,650 in 2006 and 1,071,200 in 2007.

Under the Plans described above, the Company also granted non-qualified common stock options to directors under various discrete option agreements. The number of non-qualified options granted to directors was 120,000, 150,000 and 135,000 in 2005, 2006 and 2007, respectively.

The following table sets forth the activity for all common stock options:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding, December 31, 2006	5,570,009	$4.10
Granted	1,206,200	3.54
Forfeited	(628,339)	4.33
Exercised	(519,206)	2.19
Outstanding, December 31, 2007	5,628,664	$4.13
Exercisable, December 31, 2007	3,727,980	$4.26

The following table sets forth stock options outstanding at December 31, 2007:

	Outstanding Options			Options Exercisable
		Weighted	Remaining		Weighted
	Number of	Average	Contractual	Number of	Average
	Outstanding	Exercise	Life in	Exercisable	Exercise
Exercise Price Ranges	Options	Price	Years	Options	Price
$0.30 - 2.06	1,153,210	$1.38	4.98	922,243	$1.21
2.20 - 3.67	1,013,791	2.83	7.61	452,611	2.77
3.84 - 4.37	1,030,905	4.24	8.11	330,619	4.20
4.38 - 5.08	1,207,859	4.72	5.21	1,029,049	4.68
5.14 - 6.15	975,817	5.96	5.47	761,782	5.94
6.18 - 15.00	247,082	11.65	3.08	231,676	12.00
	5,628,664	$4.13	6.08	3,727,980	$4.26

  As of December 31, 2007, the weighted average remaining contractual life of options exercisable was 4.73 years and their aggregate intrinsic value was $564. The total intrinsic value of options exercised during 2007 was $1,794. Cash received from stock option exercises for the year ended December 31, 2007 was $1,135. Because the Company maintained a full valuation allowance on our U.S. deferred tax assets, it did not recognize any tax benefit related to stock based compensation expense for the year ended December 31, 2007.

The Company also granted 100,000, 50,596 and 56,000 shares of restricted stock to employees in 2005, 2006 and 2007, respectively. The restriction on this stock is lifted primarily on the basis of 25% after 18 months from grant, 25% after 30 months from grant, and 50% after 48 months from grant. A total expense of $106 and $111 was recorded related to these shares for the years ended December 31, 2006 and 2007, respectively. The summary of the changes in restricted stock outstanding during the year ended December 31, 2007 is presented below:

	Number of	Weighted-Average Grant Date
	Shares	Fair Value
Nonvested balance at December 31, 2006	105,592	$4.51
Granted	56,000	4.69
Forfeited	(27,245)	3.87
Vested	(24,407)	4.61

Nonvested balance at December 31, 2007	109,940	$4.76

As of December 31, 2007, there was $3,482 of unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 2.65 years. Also, as of December 31, 2007, there was $233 of unrecognized compensation expense related to restricted stock awards that will be recognized over the weighted average period of 2.26 years. A total of 109,940 nonvested restricted shares are scheduled to vest based on passage of time.

In 2000, the Company adopted the 2000 Employee Stock Purchase Plan (“ESPP”), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. On January 30, 2004, the Board of Directors authorized an increase to 3,000,000 shares from 1,000,000 shares of common stock reserved for issuance under the ESPP. On August 1, 2005, the Company issued 130,630 shares at $3.72 per share to employees participating in the ESPP. On August 1, 2006, the Company issued 208,102 shares at $1.60 per share to employees participating in the ESPP. On August 1, 2007, the Company issued 358,211 shares at $1.64 per share to employees participating in the ESPP. As of December 31, 2007, there were 1,128,634 remaining shares of common stock available for issuance under the ESPP. Further offerings shall commence on each subsequent August 1 and shall last for a period of one year, and the final offering under this Plan shall commence on August 1, 2008 and terminate on July 31, 2009.

The following table summarizes the remaining number of shares of common stock that were authorized but unissued as of December 31, 2007:

Number
of
Plans	Shares
2000 Employee Stock Purchase Plan	1,128,634
1998, 2001, 2003, and 2004 Stock Options Plans -
Options to be granted	1,637,126
Options outstanding	5,628,664
Nonvested restricted stock	109,940

Total	8,504,364

14. DEFINED CONTRIBUTION PLAN EXPENSE

The Company contributes to defined contribution plans for all eligible employees. The Company recorded expenses of $1.5 million, $2.1 million and $2.3 million in 2005, 2006 and 2007, respectively. Employer contributions are accrued as earned by the employees.

15. NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Net loss attributable to common stockholders per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Years Ended December 31,
	2005	2006	2007
Numerator:
Net loss	$(15,077)	$(29,202)	$(30,462)

Deemed dividend associated with beneficial conversion of preferred stock	-	(9,179)	(4,670)

Net loss attributable to common stockholders	$(15,077)	$(38,381)	$(35,132)

Denominator - basic and diluted:
Weighted average common shares outstanding	38,736,939	40,026,411	45,387,386

Net loss attributable to common stockholders per share - basic and diluted	$(0.39)	$(0.96)	$(0.77)

There were, (i) 5,291,679 stock options outstanding at December 31, 2005, 5,570,009 options outstanding at December 31, 2006 and 5,628,664 stock options outstanding at December 31, 2007 that were excluded from the computation of diluted net loss per share as their effect was anti-dilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method for stock options. The convertible preferred stock referred to in Note 12 was also excluded (21,630,856 shares on an as converted basis) from the computation of diluted net loss per share as its effect was anti-dilutive. 105,592 and 109,940 nonvested shares of restricted stock were excluded from the computation of diluted net loss per share at December 31, 2006 and December 31, 2007, respectively, as their effect was anti-dilutive.

16. TAXATION

The Company is subject to federal and various state income taxes in the US as well as income taxes in certain foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations. The Company is no longer subject to US federal tax examinations for years through 2003. In addition, the statute of limitations for years through 2004 in the United Kingdom and 2002 in Israel has expired.

The income tax charge of $94 in the year ended December 31, 2007 related to local country income taxes. The tax benefits of $246 in the year ended December 31, 2006 and $546 in the year ended December 31, 2005 related mainly to tax credits of $876 accrued in respect of additional research and development expenditure in the U.K. in the period January 1, 2004 to December 31, 2004. In exchange for the tax credits, the Company surrendered $3,650 of taxable losses in the U.K. which equated to $1,095 of deferred tax assets.

The loss before tax was $30,368 for the year ended December 31, 2007 of which $2,330 was attributable to domestic U.S. operations. The loss was $29,448 for the year ended December 31, 2006 of which $4,045 was attributable to domestic U.S. operations. The loss for the year ended December 31, 2005 attributable to domestic operations was $1,892 out of a total loss before tax of $15,623. The Company did not record an income tax benefit for the remainder of the tax losses generated in any of the territories in which it operates because it has experienced operating losses since inception. At December 31, 2007, the Company had the following net operating loss carry-forwards:

	Net Operating Loss
Country	Carryforwards	Expiry Terms
UK	$154,300	Does not expire
US	22,400	Expires in 14 to 20 years
Australia	5,100	Does not expire
Israel	51,700	Does not expire
Finland	15,000	Expires in 3 to 10 years
Other	2,700	Expires in 1 to 5 years

Significant components of the Company’s deferred tax assets are as follows:

	For the years ended December 31,
	2006	2007
Net operating loss carryforwards	$61,336	$67,938
Fixed assets	4,282	4,650
Accruals and reserves	2,128	2,215
Stock compensation	727	1,318
	68,473	76,121
Valuation allowance	(68,473)	(76,121)
	$-	$-

The following is a reconciliation of income taxes, calculated at the effective U.S. federal income tax rate, to the income tax benefit (provision) included in the accompanying consolidated statements of operation for each of the three years:

	For the years ending December 31,
	2005	2006	2007
Income tax benefit at U.S. rates	$5,937	$10,012	$10,276
Difference between U.S. rate and rates applicable
to subsidiaries in other jurisdictions	(1,390)	(1,250)	(2,726)
Surrender of taxable losses - UK R&D tax credits	(708)	(386)	-
Expenditures not deductible for tax purposes	(242)	(110)	(664)
Other	377	1,386	668
Valuation allowance on tax benefits	(3,995)	(9,715)	(7,648)
UK R&D tax credits	567	309	-
Income tax benefit (provision)	$546	$246	$(94)

Since the Company’s utilization of these deferred tax assets is dependent on future profits, a valuation allowance equal to the net deferred tax assets has been provided following the criteria under SFAS 109 as it is considered more likely than not that such assets will not be realized.

17. GEOGRAPHICAL INFORMATION

As a developer and supplier of broadband wireless equipment and other technologies, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. In 2007, the majority of the Company’s revenue was generated from products manufactured in the United Kingdom, Mexico and Israel, with additional revenue generated from sales of an original equipment manufacturer’s ("OEM") products.

An analysis of revenue by geographical market is given below:

	Years ended December 31,
	2005	2006	2007
United States	$7,722	$9,778	$8,515
Asia Pacific:	11,389	38,615	19,409
Europe	14,273	23,945	27,512
Africa and Middle East	5,242	4,609	9,903
South and Central America and the Caribbean:	72,340	50,865	29,631
	$110,966	$127,812	$94,970

Revenues are attributed to countries based on the destination of the equipments and services supplied.

During the year ended December 31, 2007, net loss before income tax was $30.4 million. The net loss before income taxes that related to operations in the United States was $2.3 million and that from foreign operations was $28.1 million. During the same period, the net loss was $35.1 million, of which a net loss of $28.1 million arose from foreign operations. During the year ended December 31, 2006, net loss before income tax was $29.4 million. The net loss before income taxes that related to operations in the United States was $4.0 million and that from foreign operations was $25.4 million. During the same period, the net loss was $38.4 million, of which a net loss of $25.2 million arose from foreign operations. During the year ended December 31, 2005, net loss before income tax was $15.6 million. The net loss before income taxes that related to operations in the United States was $1.9 million and that from foreign operations was $13.7 million. During the same period, the net loss was $15.1 million, of which a net loss of $13.2 million arose from foreign operations.

For the year ended December 31, 2007, the Company had three customers whose revenue was greater than 10% of the year’s total and such customer revenues accounted for 15%, 12% and 10% of the year’s total. For the year ended December 31, 2006, the Company had two customers whose revenue was greater than 10% of the year’s total and such customer revenues accounted for 26% and 19% of the year’s total. For the year ended December 31, 2005, the Company had one customer whose revenue was greater than 10% of the year’s total and such customer’s revenue accounted for 56% of the year’s total.

In 2007, the Company received 72% of goods for resale from four suppliers. In 2006, the Company received 78% of goods for resale from four suppliers. In 2005, the Company received 73% of goods for resale from three suppliers.

At December 31, 2007, the Company had three customers whose accounts receivable balance was greater than 10% of the total balance at that date. Such customer receivables accounted for 14%, 14% and 12% of the total. At December 31, 2006, the Company had two customers whose accounts receivable balance was greater than 10% of the total balance at that date. Such customer receivables accounted for 12% % and 10% of the total.

	For the Years ended December 31,
Long lived assets by geographic region	2006	2007
Property, plant and equipment, net:
United States	$190	$133
United Kingdom and Ireland	3,307	3,056
Israel	2,024	2,517
Other	184	189
	$5,705	$5,895

Goodwill and intangible assets, net:
United States	$789	$789
United Kingdom and Ireland	254	127
Mexico	437	219
Israel	8,788	8,271
Finland	2,769	2,695
	$13,037	$12,101

Other non-current assets and long-term receivables:
United Kingdom and Ireland	$1,192	$1,212
Israel	2,053	2,190
	$3,245	$3,402

Total long-lived assets	$21,987	$21,398

Total assets, net:
United States	$19,875	$31,491
United Kingdom and Ireland	56,797	53,319
Mexico	2,047	308
Israel	24,618	23,692
Finland	4,735	3,083
Other	2,482	2,128
	$110,554	$114,021

18. RELATED PARTY TRANSACTIONS

On April 27, 1999, Mr. Stonestrom, the Company’s President and Chief Executive Officer, incurred $130 of indebtedness to the Company in connection with the purchase of 500,000 shares of the Company’s common stock. During the year 2004, Mr. Stonestrom repaid $43 leaving indebtedness at December 31, 2007 of $87. No interest is due on the debt.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table represents the Company’s consolidated results for each of the most recent eight quarters. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements. In the opinion of management, all necessary material adjustments have been included to present fairly the unaudited quarterly results when read in conjunction with the Company’s audited financial statements and related notes.

	Quarter Ended
	Apr. 2,	Jul. 2,	Oct. 1,	Dec. 31,	Apr. 1,	Jul. 1,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006	2007	2007 (a)	2007	2007
	($ in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$23,800	$45,435	$27,303	$31,274	$26,660	$22,073	$22,470	$23,767
Cost of revenue	17,362	36,710	20,047	20,829	18,409	20,223	14,680	16,822
Gross profit	6,438	8,725	7,256	10,445	8,251	1,850	7,790	6,945
Operating expenses:
Research and development	6,110	6,675	6,065	5,947	5,606	5,781	6,186	7,023
Sales and marketing	4,505	5,026	4,051	3,621	3,362	3,508	3,521	3,849
Bad debt	536	715	297	709	232	723	632	248
General and administrative	3,762	4,320	4,072	3,885	4,192	3,982	3,010	3,763
Amortization of intangibles	275	275	276	234	234	234	234	234
Restructuring	-	-	1,528	655	40	(525)	-	(204)
Total operating expenses	15,188	17,011	16,289	15,051	13,666	13,703	13,583	14,913
Loss from operations	(8,750)	(8,286)	(9,033)	(4,606)	(5,415)	(11,853)	(5,793)	(7,968)
Other income/(expense):
Interest and other expense	(12)	(72)	(78)	(200)	(23)	(48)	(175)	(408)
Interest and other income	191	689	5	704	349	223	223	520
Loss before income taxes	(8,571)	(7,669)	(9,106)	(4,102)	(5,089)	(11,678)	(5,745)	(7,856)
Income tax benefit/(provision)	284	(5)	(17)	(16)	(39)	2	(24)	(33)
Net loss before deemed dividend	(8,287)	(7,674)	(9,123)	(4,118)	(5,128)	(11,676)	(5,769)	(7,889)
Deemed dividend associated with
preferred stock	-	-	(9,179)	-	-	-	(4,138)	(532)
N Net loss attributable to common stockholders	$(8,287)	$(7,674)	$(18,302)	$(4,118)	$(5,128)	$(11,676)	$(9,907)	$(8,421)
Net loss attributable to common
stockholders per share - basic and diluted	$(0.21)	$(0.19)	$(0.46)	$(0.10)	$(0.13)	$(0.29)	$(0.24)	$(0.14)

(a)
In the second quarter of 2007, an inventory provision was made for $5.9 million, recorded as a result of the decline of our non-WiMAX revenues in 2007 from 2006 levels and a subsequent reduced outlook for sales of these products.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of Airspan Networks Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Airspan Networks Inc. and subsidiaries (the "Company") referred to in our report dated March 7, 2008, which is included in Part II of this Annual Report on Form 10-K. Our report on the consolidated financial statements includes an explanatory paragraph, which discusses the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” and FAS 123(R), “Share-Based Payment”. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Miami, Florida

March 7, 2008

Financial Statement Schedules

	Schedule II

	Airspan Networks Inc.
	Valuation and Qualifying Accounts
		Additions		Deductions
	Balance at	Charged	Written		Charge	Balance
	beginning	to	back to	Credit to	against	at end of
	of period	expense	provision	expense	provision	Period
	(in thousands of U.S. dollars)
Allowance for doubtful accounts:
Year ended December 31, 2007	$5,489	$2,998	$491	$(1,163)	$(4,937)	$2,878
Year ended December 31, 2006	$3,519	$2,917	$63	$(660)	$(350)	$5,489
Year ended December 31, 2005	$2,814	$1,462	$223	$(347)	$(633)	$3,519

Allowance for deferred tax assets:
Year ended December 31, 2007	$68,473	$7,550	$3,361	$(571)	$(2,692)	$76,121
Year ended December 31, 2006	$55,519	$8,762	$4,379	$(110)	$(77)	$68,473
Year ended December 31, 2005	$48,769	$4,546	$2,755	$(410)	$(141)	$55,519

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation of Airspan (1)

3.2	Articles of Amendment to the Articles of Incorporation of Airspan (2)

3.3	Articles of Amendment to the Articles of Incorporation of Airspan (3)

3.4	Amended and Restated Bylaws of Airspan (27)

4.1	Form of Airspan's common stock certificate (4)

4.2	Preferred Stock Purchase Agreement, dated July 28, 2006, among Airspan and Oak Investment Partners XI, Limited Partnership, including exhibits thereto (5)

10.1	1998 Stock Option and Restricted Stock Plan (6)

10.2	Amended and Restated 2000 Employee Stock Purchase Plan (1)

10.3	Omnibus Equity Compensation Plan (1)

10.3	2001 Supplemental Stock Option Plan (7)

10.4	2003 Supplemental Stock Option Plan (8)

10.5	Written Summary of Airspan's Non-Employee Director Compensation Plan (9)

10.6	Airspan Code of Business Conduct (10)

10.7	Employment Agreement with Eric Stonestrom (11), (12)

10.8	Employment Agreement with Henrik Smith-Petersen (11), (13)

10.9	Employment Agreement between Airspan and Alastair Westgarth (11), (14)

10.10	Employment Agreement with Arthur Levine (10) (11)

10.11	Employment and Relocation Agreement with David Brant (11) *
10.12	Technical Assistance Support Services Agreement for FWA Equipment, dated as of February 14, 2003, by and between Nortel Networks U.K. Limited and Axtel, S.A. de C.V. (15)**

10.13	Preferred Stock Purchase Agreement, dated as of September 10, 2004 among Airspan and Oak Investment Partners XI, Limited Partnership (16)

10.14	Amendment No. 1 to Preferred Stock Purchase Agreement (17)

10.15	Purchase and License Agreement, dated as of December 28, 2004, by and among Airspan Communications Limited and Axtel, S.A. de C.V. (18)**

10.16	Amendment Agreement No. 3 to FWA TASS dated as of December 28, 2004 between Airspan Communications Limited and Axtel, S.A. de C.V. (19)**

10.17	Purchase Contract, dated April 14, 2005, by and between Yozan Incorporated ("Yozan") and Airspan Communications Limited ("Airspan Ltd.") (10), (20)

10.18	Supplement to Purchase Contract, dated August 15, 2005, by and between Yozan and Airspan Ltd. (10), (20)

10.19	2nd Purchase Contract, dated September 13, 2005, by and between Yozan and Airspan Ltd. (10), (20)

10.20	Amendment of 1st and 2nd Purchase Contracts, dated October 6, 2005, by and between Yozan and Airspan Ltd. (10), (20)

10.21	Amendment of 2nd Purchase Contracts, dated February 25, 2006, by and between Yozan and Airspan Ltd. (10), (20)

10.22	Memorandum of Understandings, dated February 25, 2006, by and between Yozan and Airspan Ltd. (10), (20)

10.23	Memorandum of Understandings, dated June 23, 2006, by and between Yozan and Airspan Ltd. (21), (22)

10.24	Loan and Security Agreement, dated as of August 1, 2006, by and among, Silicon Valley Bank, Airspan Networks Inc., and Airspan Communications Limited, including exhibits thereto (23)

10.25	Memorandum of Understandings, dated September 8, 2006, by and between Yozan and Airspan Ltd. (24) (25)

10.26	First Amendment to Loan and Security Agreement dated as of August 7, 2007 between Silicon Valley Bank, Airspan Nrtworks Inc. and Airspan Communications Ltd. (26)

10.27	Form of Option Agreements*

10.28	Employment Agreement with Paul Senior*

10.29	Employment Agreement with Uzi Shalev*

10.30	Employment Agreement with Padraig Byrne*

21	Subsidiaries of registrant (27)

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

*	Filed herewith

**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission

***	Furnished herewith

1	Incorporated by reference to Airspan's Form 10-Q for the quarter ended April 4, 2004

2	Incorporated by reference to Airspan's report on Form 8-K filed on September 15, 2004

3	Incorporated by reference to Airspan's report on Form 8-K filed on September 26, 2006

4	Incorporated by reference to Airspan's Registration Statement on Form S-1 (333-34514) filed April 11, 2000

5	Incorporated by reference to Airspan's report on Form 8-K filed on August 1, 2006

6	Incorporated by reference to Airspan's Registration Statement on Form S-1/A (333-34514) filed May 26, 2000

7	Incorporated by reference to Airspan's Form 10-K for the year ended December 31, 2000

8	Incorporated by reference to Airspan's Form 10-K for the year ended December 31, 2003

9	Incorporated by reference to Airspan's report on Form 8-K filed on July 31, 2006

10	Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2005

11	Management Agreement or Compensatory Plan or Arrangement

12	Incorporated by reference to Airspan's Registration Statement on Form S-1/A (333-34514) filed June 22, 2000

13	Incorporated by reference to Airspan's Form 10-K for the year ended December 31, 2002

14	Incorporated by reference to Airspan's Form 10-Q for the quarter ended July 2, 2006

15	Incorporated by reference by Airspan's report on Form 8-K/A filed on July 6, 2004

16	Incorporated by reference to Airspan's report on Form 8-K filed on September 13, 2004

17	Incorporated by reference to Airspan's report on Form 8-K filed on September 27, 2004

18	Incorporated by reference to Airspan's report on Form 8-K filed on June 9, 2005

19	Incorporated by reference to Airspan's Form 10-K for the year ended December 31, 2004

20	Portions of this document have been omitted and were filed separately with the SEC on March 30, 2006 pursuant to a request for confidential treatment, which was granted

21	Portions of this document have been omitted and were filed separately with the SEC on June 29, 2006 pursuant to a request for confidential treatment, which was granted

22	Incorporated by reference to Airspan's report on Form 8-K filed on June 29, 2006

23	Incorporated by reference to Airspan's report on Form 8-K filed on August 7, 2006

24	Portions of this document have been omitted and were filed separately with the SEC on September 21, 2006 pursuant to a request for confidential treatment, which was granted

25	Incorporated by reference to Airspan's report on Form 8-K filed on September 21, 2006

26	Incorporated by reference to Airspan’s Form 10-Q for the quarter ended July 1, 2007

27	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2006