Form 10-Q
period 2008-03-30
AIRSPAN NETWORKS INC
filed 2008-05-07
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2008
Common Stock, $.0003 par value per share	58,683,992 shares

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	March 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$30,789	$30,815
Restricted cash	525	393
Short-term investments	2,663	5,504
Accounts receivable, less allowance for doubtful accounts of $3,003 at March 30, 2008 and $2,878 at December 31, 2007	23,654	33,853
Inventory	16,055	16,720
Prepaid expenses and other current assets	4,607	5,338
Total current assets	78,293	92,623
Property, plant and equipment, net	5,722	5,895
Goodwill	10,231	10,231
Intangible assets, net	1,636	1,870
Other non-current assets	3,309	3,402
Total assets	$99,191	$114,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,008	$11,938
Deferred revenue	3,072	5,125
Customer advances	1,504	892
Other accrued expenses	11,796	13,063
Short-term debt	7,500	7,500
Total current liabilities	32,880	38,518
Long-term debt	1,787	1,787
Accrued interest on long-term debt	229	191
Total liabilities	34,896	40,496

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 250,000 shares authorized at March 30, 2008 and December 31, 2007; 200,690 shares issued at March 30, 2008 and December 31, 2007
Common stock, $0.0003 par value; 100,000,000 shares authorized at March 30, 2008 and December 31, 2007; 58,657,798 and 58,542,517 issued at March 30, 2008 and December 31, 2007, respectively	17	17
Note receivable – stockholder	(87)	(87)
Additional paid-in capital	350,540	349,718
Accumulated deficit	(286,175)	(276,123)
Total stockholders' equity	64,295	73,525
Total liabilities and stockholders' equity	$99,191	$114,021

The accompanying notes are an integral part of these financial statements.

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Quarter ended March 30, 2008	Quarter ended April 1, 2007
	(unaudited)	(unaudited)

Revenue	$17,159	$26,660
Cost of revenue	(11,923)	(18,409)
Gross profit	5,236	8,251
Operating expenses:
Research and development	6,936	5,606
Sales and marketing	4,239	3,362
Bad debts	47	232
General and administrative	4,140	4,178
Amortization of intangibles	234	234
Restructuring	-	40
Total operating expenses	15,596	13,652
Loss from operations	(10,360)	(5,401)
Interest income, net	116	280
Other income, net	242	32
Loss before income taxes	(10,002)	(5,089)
Income tax provision	(50)	(39)
Net loss	$(10,052)	$(5,128)

Net loss per share - basic and diluted	$(0.17)	$(0.13)
Weighted average shares outstanding - basic and diluted	58,599,702	40,528,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year to date March 30, 2008	Year to date April 1, 2007
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(10,052)	$(5,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	996	915
Accrued interest on long-term debt	38	51
Non-cash stock compensation	736	605
Bad debts	47	232
Changes in operating assets and liabilities:
Decrease in receivables	10,151	6,373
Decrease in inventories	665	580
Decrease in other current assets	732	683
Decrease in accounts payables	(2,931)	(3,994)
Decrease in deferred revenue	(2,053)	(4,792)
Increase in customer advances	613	2,571
(Decrease)/increase in other accrued expenses	(1,244)	47
(Increase)/decrease in other operating assets	(39)	738
Net cash used in operating activities	(2,341)	(1,119)

Cash flows from investing activities
Purchase of property, plant and equipment	(590)	(602)
Purchase of investment securities	(1,657)	(4,399)
Sale of investment securities	4,500	5,274
Net cash provided by investing activities	2,253	273

Cash flows from financing activities
Borrowings under line of credit	-	3,000
Proceeds from the exercise of stock options	62	988
Net cash provided by financing activities	62	3,988
(Decrease)/increase in cash and cash equivalents	(26)	3,142
Cash and cash equivalents, beginning of period	30,815	15,890
Cash and cash equivalents, end of period	$30,789	$19,032

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

Each of our wireless systems uses digital radio technologies, which provide wide-area or local-area coverage, robust security and resistance to fading. Our systems synchronize available bandwidth with the specific services being provided, thereby facilitating the most efficient use of radio equipment resources and spectrum. Our systems are designed as modular solutions enabling the expansion of existing deployments as technologies and customer needs evolve. We provide a wide range of subscriber devices that deliver voice and data connection, or a combination of both, eliminating the need for multiple access devices in customer premises. In 2007, we announced the introduction of a portable miniature device that can be plugged into a standard laptop and can provide VoIP capability, thereby optimizing the use of WiMAX for voice services.

Our network management systems provide diagnostic and management tools that allow our customers to monitor and optimize their installations. To facilitate the deployment and operation of our systems, we also offer network installation (generally through subcontractors), training, radio planning and support services.

Our corporate headquarters are located in Boca Raton, Florida. Our main operations, manufacturing and product development centers are located in Uxbridge, United Kingdom and Airport City, Israel. Our telephone number in Boca Raton is (561) 893-8670. Further contact details and the location of all our worldwide offices may be found at www.airspan.com.

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

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date included in our Form 10-K for the year ended December 31, 2007 but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Certain prior year amounts have been reclassified to conform to the current year classification.

All notes to the condensed consolidated financial statements are shown in thousands, except for share and per share data.

NOTE 2 - INVENTORY

Inventory consists of the following:

	March 30, 2008	December 31, 2007
	(unaudited)	(audited)
Purchased parts and materials	$6,515	$6,941
Work in progress	1,138	1,283
Finished goods and consumables	18,305	20,585
Inventory provision	(9,903)	(12,089)
	$16,055	$16,720

Inventories are stated at the lower of cost or market value. Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

•	Raw materials, consumables and finished goods — average cost
•	Work in progress— cost of direct materials and labor.

NOTE 3 - ACCRUED RESTRUCTURING CHARGES

In the fourth quarter of 2002, the decision was made to completely outsource all of our manufacturing. As a result, a $1.0 million restructuring charge was recorded for the closure of our Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $0.4 million was recognized as restructuring in the income statement in the fourth quarter of 2003 as we reassessed the ability to sublease the Riverside facility. The lessor completed renovations and incurred actual costs for approximately $0.8 million, which the Company paid in February 2008 in final settlement. All cash outflows in connection with this restructuring were paid in February 2008.

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

The restructuring charges and their utilization are summarized as follows:

	Total expected to be incurred	Incurred during the quarter ended March 30, 2008	Cumulative incurred at March 30, 2008
	(unaudited)	(unaudited)	(unaudited)

One time termination benefits	$2,124	$-	$2,124
Contract termination costs	1,437	-	1,437
Other associated costs	50	-	50
	$3,611	$-	$3,611

	Balance at Beginning of Period	Restructuring Charge	Utilized	Balance at End of Period

Three months ended March 30, 2008 (unaudited)
One time termination benefits	$-	$-	$-	$-
Contract termination costs	796	-	796	-
Other associated costs	-	-	-	-
	$796	$-	$796	$-

Year ended December 31, 2007 (audited)
One time termination benefits	$375	$-	$(375)	$-
Contract termination costs	1,437	(639)	(2)	796
Other associated costs	50	(50)	-	-
	$1,862	$(689)	$(377)	$796

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Commitments

As of March 30, 2008, our material commitments consisted of obligations on operating leases, repayment of principal and interest owed on the Tekes loans and purchase commitments to our manufacturing subcontractors. These purchase commitments totaled $11.9 million at March 30, 2008. We have no material capital commitments.

Warranty

The Company provides limited warranties, usually for periods ranging from twelve to twenty-four months, to all purchasers of its new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and other relevant factors. Management believes that the amounts provided are sufficient for all future warranty costs on equipment sold through March 30, 2008 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in our product warranty liabilities was as follows for the three months ended March 30, 2008.

	Balance at beginning of period	Accrual for warranties issued during the period	Changes in accruals related to pre-existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period
Three months ended March 30, 2008
Product warranty liability	$1,010	$49	$(97)	$1	$963

Other guarantees

The Company had bank guarantees with its landlords and customers aggregating $1.3 million at March 30, 2008 and at December 31, 2007. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for guarantees aggregating $1.3 million, of which $0.1 million is recorded as restricted cash in current assets and $1.2 million is recorded as other non-current assets. The Company has also issued guarantees to customers under the line of credit provided by Silicon Valley Bank for a total of $2.3 million, which does not require any related pledge of cash collateral. The Company has not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote. These guarantees will all expire before the end of 2011 with the majority expiring in 2009.

In addition to the guarantees mentioned above, the Company has issued a guarantee to Tekes, the main public funding organization for research and development in Finland, for the repayment of loans taken out by its fully consolidated subsidiary, Airspan Networks (Finland) OY (“Radionet”). These loans total $2.0 million at March 30, 2008, which includes $0.2 million of accrued interest, and are recorded in long-term debt. This guarantee expires only when Radionet has fulfilled all its obligations to Tekes.

Legal claims

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants Airspan, and certain current or former officers and directors (referred to herein as the “Individual Defendants”) together with certain underwriters of our July 2000 initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, the plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The action seeks damages in an unspecified amount.

This action is being coordinated with approximately three hundred nearly identical actions filed against other companies. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but allowed the Section 11 claim to proceed. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus,” cases.  The plaintiffs selected these six cases, which do not include Airspan. The district court’s decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors. On September 27, 2007, the plaintiffs moved to certify classes in the six focus cases. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them. On March 26, 2008, the District Court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. We are awaiting a decision from the Court on the class certification motion. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.  We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of any such settlement and whether that amount would be greater than Airspan’s insurance coverage.  If Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan’s insurance coverage and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

We and other WiMAX manufacturers have received letters from Wi-LAN raising various patent infringement claims and offering licenses of various Wi-LAN patents. We received a letter, dated November 9, 2006, offering us licenses of various Wi-LAN patents. After reviewing Wi-LAN’s claims, on February 1, 2007, we sent a letter to Wi-LAN notifying them that we did not believe that we require a license from Wi-LAN. On May 29, 2007, we received a follow up letter and materials from Wi-LAN which continued to assert those claims.   Once again the Company has carefully reviewed this matter, and in consultation with its patent counsel sent a further letter on January 30, 2008 declining Wi-LAN’s offer to license their patents. However, Wi-LAN continues to assert its claims and there can be no assurance as to the ultimate outcome of this matter.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

NOTE 5 - STOCK COMPENSATION

At March 30, 2008, we had three stock option plans as well as the 2004 Omnibus Equity Compensation plan and the 2000 Employee Stock Purchase Plan (“ESPP”). Awards under the 2004 Omnibus Equity Compensation Plan may be made to participants in the form of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Awards, Performance Shares, Other Stock-Based Awards and others forms of equity based compensation as may be provided and are permissible under this Plan and the law. Employee stock options granted under all of the plans generally vest over a four-year period and expire on the tenth anniversary of their issuance. All options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified performance conditions and/or the passage of time. Awards of restricted stock that vest only by the passage of time will generally fully vest after four years from the date of grant. At March 30, 2008, the Company had reserved a total of 8,124,979 shares of its common stock for issuance under the above plans.

The following table summarizes share-based compensation expense under SFAS 123(R) for the three months ended March 30, 2008 and April 1, 2007, which was allocated as follows (in thousands):

	Three months ended
	March 30,	April 1,
	2008	2007
Research and development	$280	$165
Sales and marketing	147	178
General and administrative	276	254
Stock-based compensation expense included in operating expense	703	597
Cost of sales	33	7
Total stock-based compensation	$736	$604

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

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R)

There were no restricted stock shares granted during the first three months of 2008. The weighted average fair value of each restricted stock share granted under our equity compensation plans for the first three months of fiscal 2007 was $4.69. The fair value of each restricted stock award is estimated on the date of grant using the intrinsic value method.

The weighted average fair value of each option granted during the first three months of 2008 and the first three months of 2007 was $0.78 and $2.91, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model, using the following weighted average assumptions:

	Three Months Ended
	March 30, 2008	April 1, 2007

Expected volatility	80%	82%
Risk-free interest rate	2.77%	4.74%
Expected life (years)	5	5
Expected dividend yield	0%	0%

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

NOTE 6 - NET LOSS PER SHARE

Net loss attributable to common stockholders per share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options and common stock to be issued on the conversion of Series B Preferred stock are not included in the calculation of diluted net loss attributable to common stockholders per share as they are anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

	Quarter Ended
	March 30, 2008	April 1, 2007
	(unaudited)
Numerator:
Net loss	$(10,052)	$(5,128)
Denominator:
Weighted average common shares outstanding basic and diluted	58,599,702	40,528,097
Net loss per share- basic and diluted	$(0.17)	$(0.13)

There were 6,907,538 stock options outstanding at March 30, 2008 and 5,476,114 stock options outstanding at April 1, 2007 that were excluded from the computation of diluted net loss per share as their effect was anti-dilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method for stock options. There were 200,690 shares of convertible preferred stock at March 30, 2008 and April 1, 2007, respectively, that were also excluded from the computation of diluted net loss per share as their effect was anti-dilutive. The 200,690 shares of convertible preferred stock would be convertible into 21,630,856 and 20,069,000 common shares as of March 30, 2008 and April 1, 2007, respectively. There were 107,940 and 136,434 nonvested shares of restricted stock at March 30, 2008 and April 1, 2007, respectively, that were excluded from the computation of diluted net loss per share as their effect was anti-dilutive.

NOTE 7 - GEOGRAPHIC INFORMATION

As a developer and supplier of broadband wireless equipment and other technologies, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. In 2008, the majority of the Company’s revenue was generated from products manufactured in the United Kingdom, Mexico and Israel, with additional revenue generated from sales of original equipment manufacturers’ ("OEM") products.

An analysis of revenue by location of the customer is given below:

	Quarter Ended
	March 30, 2008	April 1, 2007
	(unaudited)
USA and Canada	$2,508	$2,698
Asia	2,027	8,949
Europe	3,361	6,870
Africa and the Middle East	5,210	1,033
Latin America and Caribbean	4,053	7,110
	$17,159	$26,660

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Standards

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, or SFAS 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – inputs other than Level 1 quoted prices that are directly or indirectly observable

Level 3 – significant unobservable inputs that are supported by little or no market activity

The Company’s adoption of SFAS 157 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157), or FSP FAS 157-2, delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

As of March 30, 2008, financial assets and liabilities subject to fair value measurements were as follows (in thousands):

	As of March 30, 2008
	Level 1	Level 2	Level 3	Balance
Assets
Cash and cash equivalents (1)	$16,168	$6,371	$-	$22,539
Available for sale investments (2)	$-	$2,663	$-	$2,663

(1)	These consist of money market funds that are priced at the expected market price

(2)
These consist of commercial paper with short maturities and infrequent secondary market trades and are priced via mathematical calculations; in the event that a transaction is observed on the same security, the accretion schedule is revised

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. Upon adoption, we did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires nonrefundable advance payments for research and development goods or services to be deferred and capitalized. The adoption of EITF 07-3 did not have a material effect on our consolidated financial statements.

Future Adoption of Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction whether full or partial acquisition, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction and restructuring costs, and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses, including combinations achieved without transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. We are currently evaluating the impact SFAS 141R may have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51(“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a separate component of equity rather than as a liability.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact that the adoption of SFAS 161 will have on our consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as well as the financial statements and notes thereto. Except for historical matters contained herein, statements made in this quarterly report on Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Without limiting the generality of the foregoing, words such as “may”, “will”, “to”, “plan”, “expect”, “believe”, “anticipate”, “intend”, “could”, “would”, “estimate”, or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors and others are cautioned that a variety of factors, including certain risks, may affect our business and cause actual results to differ materially from those set forth in the forward-looking statements. These risk factors include, without limitation, (i) risks to our ability to develop and sell WiMAX certified mobile products in a timely fashion; (ii) a slowdown of expenditures by communication service providers and failure of the WiMAX market to develop as anticipated; (iii) increased competition from alternative communication systems; (iv) a higher than anticipated rate of decline in our legacy business and/or a slower than anticipated rate of growth in the WiMAX business; (v) encroachment of large telecommunications carriers and equipment suppliers on the WiMAX market; (vi) the failure of our existing or prospective customers to purchase products as projected; (vii) our inability to successfully implement cost reduction or containment programs; (viii) our inability to retain our key customers; (ix) possible infringement of third party technologies which may result in lawsuits that could be costly to defend and prohibit us from selling our products; (x) risks to our ability to compensate for declining sales of obsolescent products with increased sales of new products; and (xi) disruptions to our operations in Israel, including the absence of employees, due to required military service, caused by political and military tensions in the Middle East. The Company is also subject to the risks and uncertainties described in its filings with the Securities and Exchange Commission, including those set forth under “Part II — Item 1A. Risk Factors” in this quarterly report on Form 10-Q for the quarter ended March 30, 2008.

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

Our revenue from the last three years and the first three months of 2008, shown below, details the transition from our legacy products to our WiMAX businesses, which has caused significant shifts in our revenue stream and fluctuations in revenues as the relative contribution of our WiMAX business increases. In addition, the sales cycle for new WiMAX customers is somewhat longer than for our legacy business, resulting in longer periods before revenues can be recognized from new WiMAX customers.

Consolidated statement of operations data:	Year ended December 31,			Three months to March 30,
($ in thousands except per share data)	2005	2006	2007	2008
				(unaudited)
Revenue – WiMAX	$4,489	$45,753	$64,277	$13,356

Revenue - Non-WiMAX	106,477	82,059	30,693	3,803

Total Revenue	110,966	127,812	94,970	17,159

Cost of revenue	(79,467)	(94,948)	(70,134)	(11,923)

Gross profit	31,499	32,864	24,836	5,236

Margin	28%	26%	26%	31%

Total operating expenses	48,510	63,539	55,865	15,596

Loss from operations	(17,011)	(30,675)	(31,029)	(10,360)

Net interest and other income	1,388	1,227	661	358

Loss before income taxes	(15,623)	(29,448)	(30,368)	(10,002)

Income tax benefit/(provision)	546	246	(94)	(50)

Net loss before deemed dividend	(15,077)	(29,202)	(30,462)	(10,052)

Deemed dividend associated with
preferred stock	-	(9,179)	(4,670)	-

Net loss attributable to common stockholders	$(15,077)	$(38,381)	$(35,132)	$(10,052)

Net loss attributable to common
stockholders per share - basic and diluted	$(0.39)	$(0.96)	$(0.77)	$(0.17)

Weighted average shares outstanding - basic and diluted	38,736,939	40,026,411	45,387,386	58,599,702

Cost of revenue consists of component and material costs, direct labor costs, warranty costs, royalties, overhead related to manufacture of our products and customer support costs. Our gross margin is affected by changes in our product mix both because our gross margin on base stations and related equipment is higher than the gross margin on subscriber terminals, and because our different product lines generate different margins. In addition, our gross margin is affected by changes in the average selling price of our systems and volume discounts granted to significant customers. We expect to derive an increasing proportion of our revenue in the future from the sale of our products through distribution channels.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our process used to develop estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. With the exception of the items discussed in Note 8 in the accompanying Condensed Consolidated Financial Statements, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 30, 2008.

Comparison of the quarter ended March 30, 2008 to the quarter ended April 1, 2007

Revenue

Revenue totaled $17.2 million for the quarter ended March 30, 2008, representing a 36% decrease from the $26.7 million reported for the quarter ended April 1, 2007 and a 28% decrease from the fourth quarter of 2007. The decline compared to the first quarter in 2007 was attributable mainly to a decline in non-WiMAX products. Non-WiMAX revenues decreased to $3.9 million in the quarter ending March 30, 2008 from $12.0 million in the quarter ending April 1, 2007. The decrease in the first quarter of 2008 compared to the fourth quarter of 2007 was attributable primarily to decreased sales of the WiMAX product line, recorded at $13.4 million of revenue in the quarter ended March 30, 2008, compared to $19.2 million in the quarter ended December 31, 2007. The first quarter historically has seasonally lower revenue than other quarters.

Geographically, in the first three months of 2008, approximately 30% of our revenue was derived from customers in Africa and the Middle East, 24% from customers in Mexico, Latin America and the Caribbean, 20% from customers in Europe, 14% from customers in the United States and Canada and 12% from customers in Asia.

During the first quarter 2008, more than 90 customers purchased WiMAX equipment from us compared with more than 80 customers during the first three months of 2007.

Cost of Revenue

Cost of revenue decreased 35% to $11.9 million in the quarter ended March 30, 2008 from $18.4 million in the quarter ended April 1, 2007 primarily due to decreased sales. The gross profit for the first quarter of 2008 was $5.2 million (31% of revenue) compared to a gross profit of $8.3 million (31% of revenue) for the first quarter of 2007 and decreased as compared to a gross profit for the fourth quarter of 2007 of $6.9 million (29% of revenue). The increase in gross margin percentage in the first quarter of 2008 as compared to the fourth quarter of 2007 is primarily attributable to the impact of more revenue coming from products with higher product margins.

Research and Development Expenses

Research and development expenses increased 25% to $6.9 million in the quarter ended March 30, 2008 from $5.6 million in the quarter ended April 1, 2007, and remained flat from the fourth quarter of 2007. The increase year over year is primarily due to increased personnel costs as we continue to invest in development of WiMAX products.

Sales and Marketing Expenses

Sales and marketing expenses increased 26% to $4.2 million in the quarter ended March 30, 2008 from $3.4 million in the quarter ended April 1, 2007. Sales and marketing expenses for the first quarter of 2008 increased 10% relative to the $3.8 million of sales and marketing expenses incurred in the fourth quarter of 2007. The increase as compared to the first quarter of 2007 is primarily attributable to additional headcount in 2008 and a higher level of agent commissions. The increase as compared to the fourth quarter of 2007 also reflects primarily increased headcount, trade show expenses and higher agent commissions in 2008.

Bad Debt Provision

In the first quarter of 2008, we recorded bad debt provisions of $47 thousand relating to customer accounts for which management has determined that full recovery was unlikely. We recorded bad debt provisions of $0.2 million in the first quarter of 2007 and $0.2 million in the fourth quarter of 2007.

General and Administrative Expenses

General and administrative expenses decreased 2% to $4.1 million in the quarter ended March 30, 2008 from $4.2 million in the quarter ended April 1, 2007 and increased 11% from $3.7 million in the fourth quarter of 2007. The decrease from the first quarter of 2007 was primarily attributable to severance costs included in 2007. The increase in these expenses over the last quarter of 2007 was primarily due to audit and other professional fees which were incurred in the first quarter of 2008.

Amortization of Intangibles

We recorded amortization of intangibles expense of $0.2 million in the first quarter of 2008 compared with amortization of intangibles expense of $0.2 million for the first quarter of 2007. The amortization expense arises primarily as a result of our acquisition of intangible assets in connection with the ArelNet and Radionet acquisitions in June and November 2005, respectively.

Interest Income, Net

At March 30, 2008, the outstanding principal and accrued interest payable on loans made to us by the Finnish Funding Agency for Technology and Innovation, (the “Tekes Loans”) was $2.0 million. We also had outstanding borrowings under the bank line of credit for $7.5 million. In the first quarter of 2008, we incurred interest expense of $0.1 million on these loans compared to interest expense of $23 thousand in the first quarter of 2007. Interest income did not change materially in the first quarter of 2008 compared to 2007.

Other Income, Net

Other income, net increased primarily due to foreign exchange gains in 2008 on assets in currencies other than the US dollar.

 Net Loss

For the reasons described above, we incurred a net loss of $10.1 million, or $(0.17) per share, in the quarter ended March 30, 2008, compared to a net loss of $5.1 million, or $(0.13) per share, for the quarter ended April 1, 2007.

Liquidity and Capital Resources

As of March 30, 2008 we had cash, cash equivalents, short-term investments and current restricted cash of $34.0 million, as compared to $36.7 million at December 31, 2007. As of March 30, 2008, this consisted of cash and cash equivalents totaling $30.8 million, short-term investments totaling $2.7 million and $0.5 million of restricted cash in current assets. In addition, we had restricted cash of $1.2 million in other non-current assets. We have no material capital commitments.

Since inception, we have financed our operations through private sales of convertible preferred stock, public offerings of common stock and a secured bank line of credit.

On August 7, 2007, we and our wholly-owned subsidiary, Airspan Communications Limited, entered into an amendment to our August 1, 2006 Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”), with respect to a revolving credit line. For the term of the credit line, which expires on December 31, 2008, we may, subject to certain adjustments, borrow up to the lesser of (i) $20 million and (ii) 80% of eligible accounts receivable. As of March 30, 2008, $4.0 million of available credit was unused. We are currently using the credit line and we expect to continue to use it for the remainder of 2008. Although we believe the credit facility will increase our financial resources and financial flexibility, our use of the credit facility does present certain risks. Our ability to borrow under the credit facility is a function of, among other things, our base of eligible accounts receivable and the rate at which advances are made against eligible receivables (the “Advance Rate”). If the amount or quality of our accounts receivable deteriorates or the Advance Rate or eligibility criteria are adjusted adversely by SVB, our ability to borrow under the credit facility will be directly, negatively affected. If there is an adverse adjustment in the borrowing base at a time when we are unable to, within three business days, repay SVB the amount by which the borrowing base has been decreased, we will likely be in default under the Loan and Security Agreement. In addition, the credit facility requires us to satisfy certain financial covenants, including the maintenance of tangible net worth. As of March 30, 2008, the tangible net worth requirement was $44.0 million. The Company was in compliance with all of the financial covenants at March 30, 2008. There is no assurance the Company will be able to meet this covenant in future quarters as required by the Loan and Security Agreement. In the event the Company is unable to meet this test in the future, we would plan to seek an amendment or waiver of this covenant. There can be no assurance that any such waiver or amendment would be granted. As a result, we cannot provide any assurance that we will be able to borrow under the Loan and Security Agreement at a time when we most need money to fund working capital or other needs and prohibit us from paying dividends on our capital stock. The credit facility also contains various provisions that restrict our use of cash and operating flexibility. These provisions could have important consequences for us, including (i) causing us to use a portion of our cash flow from operations for debt repayment and/or service rather than other perceived needs, (ii) precluding us from incurring additional debt financing for future working capital or capital expenditures and (iii) impacting our ability to take advantage of significant, perceived business opportunities, such as acquisition opportunities or to react to market conditions. Our failure to meet financial and other covenants could give rise to a default under the Loan and Security Agreement. In the event of an uncured default, the Loan and Security Agreement provides that all amounts owed to SVB are immediately due and payable and that SVB has the right to enforce its security interest in our assets. The Loan and Security Agreement is secured by collateral, including all of our rights and interests in substantially all of our personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, books and records, contract rights and proceeds of the above items. At March 30, 2008, $7.5 million of indebtedness was outstanding under the Loan and Security Agreement. Advances under the Loan and Security Agreement bear interest at SVB's prime rate plus a percentage ranging from 0.0% to 1.75%, depending on certain financial and collateral tests. The monthly interest is calculated based on the higher amount of outstanding borrowings or $7.5 million. We have issued $2.3 million of letters of credit under the facility, which were still outstanding at March 30, 2008.

For the three months ended March 30, 2008, we used $2.3 million of cash for operating activities, compared with an operating cash outflow of $1.1 million for the three months ended April 1, 2007. The operating cash outflow for the first three months of 2008 was primarily a result of the:

•	net loss of $10.1 million;
•	decrease of $2.1 million in deferred revenue; and
•	decrease of $2.9 million in accounts payable.

The cash outflow was offset by:
•	decrease of $10.2 million in receivables.

Days sales outstanding were at 108 days at the end of the first quarter 2008, down from 111 days at the end of 2007. The change from the end of 2007 to the end of the first quarter of 2008 reflects the lower revenue level in the most recent period and the collection of larger amounts of receivables in the first quarter. Inventory turns were 3.6 for the first quarter of 2008, compared with 5.3 for the fourth quarter of 2007. The change in inventory turns is primarily attributable to the lower cost of sales in the first quarter.

The net cash provided by investing activities for the three months ended March 30, 2008 was $2.3 million. The investing cash inflow for the first three months of 2008 resulted from $2.9 million of net sales of investment securities less $0.6 million of fixed asset purchases.

Our net cash provided by financing activities for the three months ended March 30, 2008 was $0.1 million from the exercise of stock options.

As of March 30, 2008, our material commitments consisted of obligations on operating leases, repayment of principal and interest owed on the Tekes loans and purchase commitments to our manufacturing subcontractors. These purchase commitments totaled $11.9 million at March 30, 2008 and $39.6 million at April 1, 2007.

We have explored and may in the future explore and pursue other perceived opportunities to acquire wireless access and related businesses. We may seek to acquire such businesses through a variety of different legal structures and may utilize cash, common stock, preferred stock, other securities or some combination thereof to finance the acquisition. In connection with such activities, we are subject to a variety of risks, a number of which are described further in the Company’s Form 10-K for the fiscal year ended December 31, 2007 and this Form 10-Q for the quarter ended March 30, 2008. There can be no assurances that our efforts to acquire other businesses will be successful.

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

On April 25, 2008, the Company received a letter from the Nasdaq Stock Market (the “Notice”) notifying the Company that for the 30 consecutive trading days preceding the date of the Notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Marketplace Rule 4450(a)(5) (the "Rule"). The Notice also stated that pursuant to Nasdaq Marketplace Rule 4450(e)(2), the Company has been provided 180 calendar days, or until October 22, 2008, to regain compliance. To do so, the bid price of the Company’s common stock must close at or above $1.00 per share for a minimum of ten consecutive trading days prior to that date. The Company intends to monitor the bid price for its common stock and consider options available to the Company to achieve compliance with the continued listing standards of Nasdaq.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of March 30, 2008 and December 31, 2007, we had cash, cash equivalents, short term investments and restricted cash of $34.0 million and $36.7 million, respectively. These amounts consisted of highly liquid investments, with more than 89% having purchase to maturity terms of 90 days or less. The balance has maturity terms of between 94 to 230 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from March 30, 2008 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

For the three months ended March 30, 2008, 91% of our sales were denominated in U.S. dollars, 4% were denominated in pounds sterling, 3% were denominated in Australian dollars and 2% were denominated in euros. Comparatively, for the three months ended April 1, 2007, 82% of our sales were denominated in U.S. dollars, 13% were denominated in euro and 5% were denominated in Australian dollars. Our total pounds sterling denominated sales for the three months ended March 30, 2008 were $0.6 million, which were recorded at an average exchange rate of $1US = GBP £0.50437. Our total Australian dollar denominated sales for the three months ended March 30, 2008 were $0.5 million, which were recorded at an average exchange rate of $1US = AUS$1.1059. Our total euro denominated sales for the three months ended March 30, 2008 were $0.3 million, which were recorded at an average exchange rate of $1US = €0.6725. If the average exchange rates used had been higher or lower during the three month period ended March 30, 2008 by 10%, they would have decreased or increased the total pounds sterling, Australian dollar and euro-denominated sales value by a total of $0.1 million. We expect the proportions of sales in euro and Australian dollars to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not take into account changes in sales volumes.

For the three months ended March 30, 2008, we incurred the majority of our cost of revenue in US dollars.

The Company’s operating results are affected by movements in foreign currency exchange rates against the US dollar, particularly the UK pound sterling and New Israeli Shekel. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and New Israeli Shekels.

During the three months ended March 30, 2008, we paid expenses in local currency of approximately 5.0 million pounds sterling, at an average rate of $1US = 0.50437 pounds sterling. During the three months ended March 30, 2008, we paid expenses in local currency of approximately 15.7 million Israeli Shekels, at an average rate of $1US = 3.6969 Shekels. If the average exchange rates for pounds sterling and Israeli Shekels had been higher or lower for the three month period ended March 30, 2008 by 10%, the total pounds sterling and Israeli Shekel denominated operating expenses would have decreased or increased by $0.9 million and $0.4 million, respectively.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, and the similar evaluation undertaken at the end of 2007, the Chief Executive Officer and Chief Financial Officer concluded that as of March 30, 2008, our disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s first quarter of 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants Airspan, and certain current or former officers and directors (referred to herein as the “Individual Defendants”) together with certain underwriters of our July 2000 initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, the plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The action seeks damages in an unspecified amount.

This action is being coordinated with approximately three hundred nearly identical actions filed against other companies. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice. On February 19, 2003, the Court dismissed the Section 10(b) claim against us, but allowed the Section 11 claim to proceed. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus,” cases.  The plaintiffs selected these six cases, which do not include Airspan. The district court’s decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors. On September 27, 2007, the plaintiffs moved to certify classes in the six focus cases. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them. On March 26, 2008, the District Court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. We are awaiting a decision from the Court on the class certification motion. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.  We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of any such settlement and whether that amount would be greater than Airspan’s insurance coverage.  If Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan’s insurance coverage and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

We and other WiMAX manufacturers have received letters from Wi-LAN raising various patent infringement claims and offering licenses of various Wi-LAN patents. We received a letter, dated November 9, 2006, offering us licenses of various Wi-LAN patents. After reviewing Wi-LAN’s claims, on February 1, 2007, we sent a letter to Wi-LAN notifying them that we did not believe that we require a license from Wi-LAN. On May 29, 2007, we received a follow up letter and materials from Wi-LAN which continued to assert those claims.  Once again the Company has carefully reviewed this matter, and in consultation with its patent counsel sent a further letter on January 30, 2008 declining Wi-LAN’s offer to license their patents. However, Wi-LAN continues to assert its claims and there can be no assurance as to the ultimate outcome of this matter.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

Item 1A. RISK FACTORS

Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The holders of our Series B preferred stock are entitled to a liquidation preference $290.00 per share of Series B preferred stock on any liquidation or sale of the Company before holders of our common stock receive any cash or other distribution (in such a liquidation or sale).

There are currently outstanding 200,690 shares of Series B preferred stock. The holders of our Series B preferred stock are entitled to a liquidation preference of $290.00 per share of Series B preferred stock on voluntary or involuntary liquidation of our Company before any payment of cash or distribution of other property may be made to the holders of our common stock, or any other class or series of stock subordinate in liquidation preference to the Series B preferred stock. However, if the holders of the Series B preferred stock would receive a greater return in a liquidation by converting their shares of Series B preferred stock into common stock, then the Series B preferred stock will be deemed to be automatically converted into common stock immediately before the effectiveness of the liquidation. For this purpose a “liquidation” is deemed to include the following transactions unless our shareholders approve a proposal that such transaction shall not be treated as a liquidation: (i) any liquidation, dissolution, or winding-up of the affairs of the Company, or (ii) unless, at the request of the Company, the holders of at least a majority of the Series B preferred stock then outstanding determine otherwise, (a) the merger, reorganization or consolidation of the Company into or with another entity, unless, as a result of such transaction the holders of our outstanding securities immediately preceding such merger, reorganization or consolidation own (in approximately the same proportions, relative to each other, as immediately before such transaction) at least a majority of the voting securities of the surviving or resulting entity or the direct or indirect parent of such entity, (b) the sale, transfer or lease of all or substantially all the assets of the Company, (c) the sale, transfer or lease (but not including a transfer or lease by pledge or mortgage to a bona fide lender), of all or substantially all the assets of any of the Company’s subsidiaries the assets of which constitute all or substantially all of the assets of the Company and such subsidiaries taken, as a whole, or the liquidation, dissolution or winding-up of such of the Company’s subsidiaries the assets of which constitute all or substantially all of the assets of the Company and such subsidiaries taken as a whole, or (d) any transaction or series of related transactions in which securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding voting securities are acquired by any person, entity or group.

Therefore, upon any liquidation of the Company, certain mergers, reorganizations and/or consolidations of the Company into or with another corporation, the sale by us of all or substantially all of our assets or any transaction or series of related transactions in which a person, entity or group acquires 50% or more of the combined voting power of our then-outstanding securities, the holders of the Series B preferred stock will have a claim against our assets senior to the claim of the holders of common stock in an amount equal to $290.00 per share of Series B preferred stock (as appropriately adjusted for any combinations, divisions, or similar recapitalizations affecting the Series B preferred stock after issuance).

For example, if the Company were to be acquired in a merger, acquisition, consolidation or sale of assets, the holders of the Series B preferred stock would be entitled to receive $290.00 per share of Series B preferred stock in the acquisition transaction unless they (i) determined to convert their shares into common stock or (ii) the Series B shareholders approve a proposal that the acquisition transaction not be treated as a liquidation. There are currently 200,690 shares of Series B preferred stock outstanding. As a result, the holders of the Series B preferred stock would be entitled to receive $58.2 million before the holders of common stock receive any amounts in such a transaction (assuming no conversion of Series B preferred stock prior to the transaction). This could result in the holders of the Series B preferred stock receiving substantially more, on a common share equivalent basis, than holders of our common stock in such a transaction.

If our stock price falls below $1.00 per share, our common stock may be de-listed from the NASDAQ Global Market.

On April 25, 2008, Airspan Networks Inc. (the “Company”) received a letter from the Nasdaq Stock Market (the “Notice”) notifying the Company that for the 30 consecutive trading days preceding the date of the Notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Marketplace Rule 4450(a)(5) (the "Rule"). The Notice also stated that pursuant to Nasdaq Marketplace Rule 4450(e)(2), the Company has been provided 180 calendar days, or until October 22, 2008, to regain compliance. To do so, the bid price of the Company’s common stock must close at or above $1.00 per share for a minimum of ten consecutive trading days prior to that date.

If compliance with the minimum bid requirement cannot be demonstrated by October 22, 2008, the Company may apply to transfer its securities to the Nasdaq Capital Market provided the Company meets the initial listing criteria as set forth in Marketplace Rule 4310(c). If the Company meets the other initial listing criteria and the Company’s application is approved, it will be notified that it has been granted an additional 180 calendar day compliance period. If the Company is not eligible for an additional compliance period, the Nasdaq Capital Market will provide written notification that the Company’s securities will be delisted.

The Company intends to monitor the bid price for its common stock and consider options available to the Company to achieve compliance with the continued listing standards of Nasdaq.

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

Should our application to the NASDAQ Capital Market be rejected when made or if we fail to continue to satisfy the NASDAQ Capital Market’s continued listing requirements, our common stock could be delisted entirely or relegated to trading on the over-the-counter-market.

An inability to overcome competition from alternative communication systems could adversely affect our results of operations.

We already face, and may increasingly encounter, competition from competing wireless technologies, such as cellular technology, that are constantly improving. Cellular networks are now capable of delivering both voice and broadband data connectivity to fixed, mobile, nomadic and portable applications. These technologies, such as 1XRTT and EVDO, have the ability to provide for multiple voice channels and rate data services at transmission rates of 512Kbps on the uplink and 2.4 Mbps on the down link. Their data rates speeds continue to improve as they are modified. In addition, our technology competes with other high-speed solutions, such as wired DSL, cable networks, fiber optic cable and occasionally satellite technologies. Our products compete with alternative communications systems on the basis of reliability, price and functionality. For example, the performance and coverage area of our wireless systems are dependent on certain factors that are outside of our control, including features of the environment in which the systems are deployed, such as the amount of clutter (natural terrain features and man-made obstructions) and the radio frequency available. Depending on specific customer needs, these obstacles may make our technology less competitive in comparison with other technologies and make other technologies less expensive or more suitable. Our business may also compete in the future with products and services based on other wireless technologies, including LTE (Third Generation Partnership Project: Long Term Evolution) an OFDM cellular technology, and other technologies that have yet to be developed.

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

AIRSPAN NETWORKS, INC.

Date: May 7, 2008	By:	/s/ DAVID BRANT
Name: David Brant
Title: Chief Financial Officer