Form 10-Q
period 2008-06-29
AIRSPAN NETWORKS INC
filed 2008-08-06
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2008
Common Stock, $.0003 par value per share	58,724,336 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	June 29,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$25,710	$30,815
Restricted cash	544	393
Short-term investments	6,860	5,504
Accounts receivable, less allowance for doubtful accounts of $3,167 at June 29, 2008 and $2,878 at December 31, 2007	18,625	33,853
Inventory	13,351	16,720
Prepaid expenses and other current assets	3,939	5,338
Total current assets	69,029	92,623
Property, plant and equipment, net	5,316	5,895
Goodwill	10,231	10,231
Intangible assets, net	1,402	1,870
Other non-current assets	3,480	3,402
Total assets	$89,458	$114,021
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,728	$11,938
Deferred revenue	2,858	5,125
Customer advances	781	892
Other accrued expenses	12,497	13,063
Short-term debt	7,500	7,500
Total current liabilities	31,364	38,518
Long-term debt	1,787	1,787
Accrued interest on long-term debt	193	191
Total liabilities	33,344	40,496
Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 250,000 shares authorized at June 29, 2008 and December 31, 2007; 200,690 shares issued at June 29, 2008 and December 31, 2007	-	-
Common stock, $0.0003 par value; 100,000,000 shares authorized at June 29, 2008 and December 31, 2007; 58,683,992 and 58,542,517 shares issued at June 29, 2008 and December 31, 2007, respectively	17	17
Note receivable – stockholder	(87)	(87)
Additional paid-in capital	351,179	349,718
Accumulated deficit	(294,995)	(276,123)
Total stockholders' equity	56,114	73,525
Total liabilities and stockholders' equity	$89,458	$114,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share and per share data)

	Quarter Ended		Year-to-Date
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(unaudited)		(unaudited)

Revenue	$21,391	$22,073	$38,550	$48,733
Cost of revenue	(14,647)	(20,223)	(26,570)	(38,632)
Gross profit	6,744	1,850	11,980	10,101
Operating expenses:
Research and development	6,738	5,844	13,674	11,387
Sales and marketing	4,302	3,508	8,541	6,870
Bad debts	426	723	473	955
General and administrative	3,395	3,923	7,535	8,164
Amortization of intangibles	234	234	468	468
Restructuring	640	(525)	640	(485)
Total operating expenses	15,735	13,707	31,331	27,359
Loss from operations	(8,991)	(11,857)	(19,351)	(17,258)
Interest income, net	117	207	233	487
Other income (expense), net	71	(28)	313	4
Loss before income taxes	(8,803)	(11,678)	(18,805)	(16,767)
Income tax (provision)/benefit	(17)	2	(67)	(37)
Net loss	$(8,820)	$(11,676)	$(18,872)	$(16,804)

Net loss per share - basic and diluted	$(0.15)	$(0.29)	$(0.32)	$(0.41)
Weighted average shares outstanding- basic and diluted	58,682,735	40,820,968	58,641,218	40,674,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year to date	Year to date
	June 29, 2008	July 1, 2007
	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(18,872)	$(16,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,015	1,855
Accrued interest on long-term debt	1	53
Non-cash stock compensation	1,374	1,252
Loss on sale of property, plant and equipment	-	8
Bad debts	473	955
Changes in operating assets and liabilities:
Decrease in receivables	14,754	3,618
Decrease in inventories	3,369	7,159
Decrease in other current assets	1,399	1,445
Decrease in accounts payables	(4,210)	(4,248)
Decrease in deferred revenue	(2,267)	(2,886)
Decrease/(increase) in customer advances	(111)	191
Decrease in other accrued expenses	(539)	(2,850)
(Increase)/decrease in other operating assets	(228)	565
Net cash used in operating activities	(2,842)	(9,687)

Cash flows from investing activities
Purchase of property, plant and equipment	(970)	(1,271)
Purchase of short-term investments	(8,505)	(11,275)
Proceeds from sale of short-term investments	7,150	10,989
Net cash used in investing activities	(2, 325)	(1,557)

Cash flows from financing activities
Borrowings under line of credit	-	7,500
Proceeds from the exercise of stock options	62	1,111
Net cash provided by financing activities	62	8,611
Decrease in cash and cash equivalents	(5,105)	(2,633)
Cash and cash equivalents, beginning of period	30,815	15,890
Cash and cash equivalents, end of period	$25,710	$13,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

Airspan Networks Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Airspan Networks Inc. (“Airspan” or “the Company”) is a global supplier of broadband wireless equipment supporting the Worldwide Interoperability for Microwave Access (“WiMAX”) protocol standard, which provides a wide area telecommunication access network to connect end-users to telecom backbone networks. The WiMAX standard is established by the WiMAX Forum®, a self-regulatory, industry standards-setting organization. While our main product focus is WiMAX, we utilize other supplemental technologies, including Wireless Fidelity (“WiFi”) and Voice-over-Internet Protocol (“VoIP”), which allow communications network operators and service providers to deliver high-speed data and voice services cost-effectively using wireless communications rather than wired infrastructure.

Historically, the primary market for our wireless systems has been fixed point to multi-point applications. Our development of new technology has expanded the market to include portable and mobile applications. Today, we produce radio base station equipment to transmit radio signals from a central location to the end-user who is equipped with a subscriber receiving unit. Our WiMAX products now enable major network migrations to Internet Protocol, which makes higher transmission speeds possible due to more efficient transmission techniques. After the expected certification of mobile WiMAX standards, we expect our mobile applications will be made available directly to end-user devices such as laptops and personal digital assistants to deliver wireless connectivity - at home, in the office and on the move. Leveraging our experience with WiMAX technology and our experience gained from 15 years of developing and deploying broadband wireless systems, we are focused on developing products for these mobile WiMAX applications in addition to our fixed wireless products.

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

In 2007, we announced the introduction of a portable miniature device (the MiMAX subscriber terminal) that can be plugged into a standard laptop, enabling WiMAX for data services, including VoIP. Our MiMAX USB received WiMAX certification by the WiMAX Forum® in the second quarter of 2008.

In 2008, we announced the MacroMAXe mobile-WiMAX base station, developed in partnership with Fujitsu. MacroMAXe is an all-in-one base station offering the range and features typically included in larger base station equipment. In addition, the MacroMAXe uses new Gallium-Nitride power amplifier technology from Fujitsu which allows for extremely low power consumption.

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

All notes to the condensed consolidated financial statements are shown in thousands, except for share and per share data.

NOTE 2 - INVENTORY

Inventory consists of the following:

	June 29,	December 31,
	2008	2007
	(unaudited)	(audited)
Purchased parts and materials	$6,931	$6,941
Work in progress	1,236	1,283
Finished goods and consumables	16,490	20,585
Inventory provision	(11,306)	(12,089)
	$13,351	$16,720

Inventories are stated at the lower of cost or market value. Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

•	Raw materials, consumables and finished goods — average cost
•	Work in progress— cost of direct materials and labor.

NOTE 3 - ACCRUED RESTRUCTURING CHARGES

In the fourth quarter of 2002, the decision was made to completely outsource all of our manufacturing. As a result, a $1.0 million restructuring charge was recorded for the closure of our Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $0.4 million was recognized as restructuring in the income statement in the fourth quarter of 2003 as we reassessed the ability to sublease the Riverside facility. In the second quarter of 2007, the lessor completed renovations and incurred actual costs of approximately $0.8 million, which it was expecting the Company to pay; therefore, we reduced the liability to $1.0 million, including the estimated legal and other fees we expected to incur. All cash outflows in connection with this restructuring were paid in February 2008.

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

In the second quarter of 2008, the Company announced its intention to reduce worldwide operating expenses by approximately 15%. The operating expense reduction will be accomplished primarily through reductions in worldwide headcount. In the second quarter of 2008, the Company recorded restructuring charges of $0.6 million. An additional $0.1 million will be recorded as a restructuring charge in the third and fourth quarters of 2008.

The restructuring charges and their utilization are summarized as follows:

	Total expected to be incurred	Incurred during the quarter ended June 29, 2008	Cumulative incurred at June 29, 2008
	(unaudited)	(unaudited)	(unaudited)

Termination benefits	$732	$640	$640
Contract termination costs	-	-	-
Other associated costs	-	-	-
	$732	$640	$640

	Balance at			Balance at
	Beginning	Restructuring		End
	of Period	Charge	Utilized	of Period

Six months ended June 29, 2008 (unaudited)
Termination benefits	$-	$640	$135	$505
Contract termination costs	796	-	796	-
Other associated costs	-	-	-	-
	$796	$640	$931	$505

Year ended December 31, 2007 (audited)
Termination benefits	$375	$-	$(375)	$-
Contract termination costs	1,437	(639)	(2)	796
Other associated costs	50	(50)	-	-
	$1,862	$(689)	$(377)	$796

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Commitments

As of June 29, 2008, our material commitments consisted of obligations on operating leases, repayment of principal and interest owed on the loans made to us by the Finnish Funding Agency for Technology and Innovation (the “Tekes Loans”) and purchase commitments to our manufacturing subcontractors. These purchase commitments totaled $15.9 million at June 29, 2008. We have no material capital commitments.

Warranty

The Company provides limited warranties, usually for periods ranging from twelve to twenty-four months, to all purchasers of its new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and other relevant factors. Management believes that the amounts provided are sufficient for all future warranty costs on equipment sold through June 29, 2008 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in our product warranty liabilities was as follows for the six months ended June 29, 2008.

	Balance at beginning of period	Accrual for warranties issued during the period	Changes in accruals related to pre- existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period
Six months ended June 29, 2008
Product warranty liability	$1,010	$168	$(24)	$(169)	$985

Other guarantees

The Company had bank guarantees with its landlords and customers aggregating $1.3 million at June 29, 2008. The guarantees secure payment or performance of the Company’s own obligations under contracts. The Company has pledged cash to the banks as collateral for guarantees aggregating $1.3 million, of which $0.1 million is recorded as restricted cash in current assets and $1.2 million is recorded as other non-current assets. The Company has also issued guarantees of its own obligations to customers under the line of credit provided by Silicon Valley Bank for a total of $2.3 million, which does not require any related pledge of cash collateral. The Company has not recognized any liability for these guarantees. These guarantees will all expire before the end of 2011 with the majority expiring in 2009.

In addition to the guarantees mentioned above, the Company has issued a guarantee to Tekes, the main public funding organization for research and development in Finland, for the repayment of loans taken out by its fully consolidated subsidiary, Airspan Networks (Finland) OY (“Radionet”). These loans total $2.0 million at June 29, 2008, which includes $0.2 million of accrued interest, and are recorded in long-term debt. This guarantee expires only when Radionet has fulfilled all its obligations to Tekes.

Legal claims

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants Airspan, and certain current or former officers and directors (referred to herein as the “Individual Defendants”) together with certain underwriters of our July 2000 initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on July 19, 2002. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, the plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The action seeks damages in an unspecified amount.

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

On October 9, 2007, a purported Airspan shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's initial public offering underwriters. The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-01638, filed in the District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company.

We have received letters/communications from Wi-LAN offering licenses of various Wi-LAN patents and contending that products complying with 802.11 and 802.16 standards are covered by certain patents allegedly owned by Wi-LAN. The Company, in consultation with its patent counsel, has been reviewing Wi-LAN's allegations and has had extensive correspondence with Wi-LAN regarding those allegations. Wi-LAN continues to threaten the Company with litigation unless it negotiates a license with Wi-LAN with respect to the patents in question. There can be no assurance as to the ultimate outcome of this matter.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

NOTE 5 – STOCK COMPENSATION

At June 29, 2008, we had three stock option plans as well as the 2004 Omnibus Equity Compensation Plan and the 2000 Employee Stock Purchase Plan. Awards under the 2004 Omnibus Equity Compensation Plan may be made to participants in the form of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Awards, Performance Shares, Other Stock-Based Awards and others forms of equity based compensation as may be provided and are permissible under this Plan and the law. Employee stock options granted under all of the plans generally vest over a four-year period and expire on the tenth anniversary of their issuance. All options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified performance conditions and/or the passage of time. Awards of restricted stock that vest only by the passage of time will generally fully vest after four years from the date of grant. At June 29, 2008, the Company had reserved a total of 12,624,520 shares of its common stock for issuance under the above plans.

The following table summarizes share-based compensation expense under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) for the three and six months ended June 29, 2008 and July 1, 2007, which was allocated as follows (in thousands):

	Three Months Ended June 29, 2008	Three Months Ended July 1, 2007	Six Months Ended June 29, 2008	Six Months Ended July 1, 2007

Research and development	$205	$159	$485	$324
Sales and marketing	132	218	279	396
General and administrative	280	261	556	515
Stock-based compensation expense included in operating expense	617	638	1,320	1,235
Cost of sales	21	10	54	17
Total stock-based compensation	$638	$648	$1,374	$1,252

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

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R)

There were no restricted stock shares granted during the first six months of 2008. The weighted average fair value of each restricted stock share granted under our equity compensation plans for the first six months of fiscal 2007 was $4.69. The fair value of each restricted stock award is estimated on the date of grant using the intrinsic value method.

The weighted average fair value of each option granted during the first six months of 2008 and the first six months of 2007 was $0.78 and $2.83, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, using the following weighted average assumptions:

	Six Months Ended
	June 29, 2008	July 1, 2007

Expected volatility	83%	81%
Risk-free interest rate	3.14%	4.73%
Expected life (years)	5	5
Expected dividend yield	0%	0%

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

	Quarter End		Year-to-Date
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(unaudited)		(unaudited)
Numerator:
Net loss	$(8,820)	$(11,676)	$(18,872)	$(16,804)
Denominator:
Weighted average common shares outstanding basic and diluted	58,682,735	40,820,968	58,641,218	40,674,533
Net loss per share- basic and diluted	$(0.15)	$(0.29)	$(0.32)	$(0.41)

There were 6,849,229 stock options outstanding at June 29, 2008 and 5,357,833 stock options outstanding at July 1, 2007 that were excluded from the computation of diluted net loss per share as their effect was anti-dilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method for stock options. There were 200,690 shares of convertible preferred stock at June 29, 2008 and July 1, 2007, respectively, that were also excluded from the computation of diluted net loss per share as their effect was anti-dilutive. The 200,690 shares of convertible preferred stock would be convertible into 21,630,856 and 20,069,000 common shares as of June 29, 2008 and July 1, 2007, respectively. There were 107,940 and 133,347 non-vested shares of restricted stock at June 29, 2008 and July 1, 2007, respectively, that were excluded from the computation of diluted net loss per share as their effect was anti-dilutive.

NOTE 7 - GEOGRAPHIC INFORMATION

As a developer and supplier of broadband wireless equipment and other technologies, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. In 2008, the majority of the Company’s revenue was generated from products manufactured in the United Kingdom, Mexico and Israel, with additional revenue generated from sales of original equipment manufacturers’ products.

  An analysis of revenue by location of the customer is given below:

	Quarter End		Year-to-Date
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(unaudited)		(unaudited)
USA and Canada	$2,839	$2,238	5,347	$4,936
Asia	1,593	5,194	3,620	14,143
Europe	5,147	8,737	8,508	15,607
Africa and the Middle East	4,449	94	9,659	1,127
Latin America and Caribbean	7,363	5,810	11,416	12,920
	$21,391	$22,073	$38,550	$48,733

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

Level 1 - quoted prices in active markets for identical assets or liabilities
Level 2 - inputs other than Level 1 quoted prices that are directly or indirectly observable
Level 3 - significant unobservable inputs that are supported by little or no market activity

The Company’s adoption of SFAS 157 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FASB Staff Position FSP FAS 157-2—Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) delayed the effective date of SFAS 157 for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are evaluating the impact that FSP FAS 157-2 will have on our consolidated financial statements.

As of June 29, 2008, financial assets and liabilities subject to fair value measurements were as follows (in thousands):

	As of June 29, 2008
	Level 1 (a)	Level 2 (b)	Level 3	Balance
Assets
Cash equivalents	$16,980	$-	$-	$16,980
Available for sale investments	$-	$6,860	$-	$6,860

(a)     These consist of money market funds that are priced at the market price
(b)     These consist of commercial paper with short maturities and infrequent secondary market trades and are priced via mathematical calculations; in the event that a transaction is observed on the same security, the accretion schedule is revised

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. Upon adoption, we did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires nonrefundable advance payments for research and development goods or services to be deferred and capitalized. The adoption of EITF 07-3 did not have a material effect on our consolidated financial statements.

Future Adoption of Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction whether full or partial acquisition, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction and restructuring costs, and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses, including combinations achieved without transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. Management expects that the adoption of SFAS 141R will not have a material effect on our consolidated financial statements.

In December 2007, EITF 07-01, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-01”) was issued. EITF 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the terms of the arrangement, the nature of the entity's business and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are evaluating the impact this standard will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a separate component of equity rather than as a liability.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Management expects that the adoption of SFAS 160 will not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact that the adoption of SFAS 161 will have on our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of FSP 142-3 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”). The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS 162 is not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued an exposure draft of a proposed amendment to SFAS 133.  As proposed, this amendment would make several significant changes to the way in which entities account for hedging activities involving derivative instruments.   The FASB currently expects to issue a final Statement by December 31, 2008, which would require adoption by the Company beginning January 1, 2010. We are currently evaluating the impact this exposure draft may have on our consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as well as the financial statements and notes thereto. Except for historical matters contained herein, statements made in this quarterly report on Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Without limiting the generality of the foregoing, words such as “may”, “will”, “to”, “plan”, “expect”, “believe”, “anticipate”, “intend”, “could”, “would”, “estimate”, or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors and others are cautioned that a variety of factors, including certain risks, may affect our business and cause actual results to differ materially from those set forth in the forward-looking statements. These risk factors include, without limitation, (i) risks to our ability to develop and sell WiMAX certified mobile products in a timely fashion; (ii) a slowdown of expenditures by communication service providers and failure of the WiMAX market to develop as anticipated; (iii) increased competition from alternative communication systems; (iv) a higher than anticipated rate of decline in our legacy business and/or a slower than anticipated rate of growth in the WiMAX business; (v) encroachment of large telecommunications carriers and equipment suppliers on the WiMAX market; (vi) the failure of our existing or prospective customers to purchase products as projected; (vii) our inability to successfully implement cost reduction or containment programs; (viii) our inability to retain our key customers; (ix) possible infringement of third party technologies which may result in lawsuits that could be costly to defend and prohibit us from selling our products; (x) risks to our ability to compensate for declining sales of obsolescent products with increased sales of new products; and (xi) disruptions to our operations in Israel, including the absence of employees, due to required military service, caused by political and military tensions in the Middle East. The Company is also subject to the risks and uncertainties described in its filings with the Securities and Exchange Commission, including those set forth in its Annual Report on Form 10-K for the year ended December 31, 2007 and its quarterly report on Form 10-Q for the quarter ended March 30, 2008.

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

Since 1998 we have evolved from being the supplier of a single product line of broadband wireless access (“BWA”) equipment that utilized our proprietary technology to a supplier of a highly diversified suite of BWA equipment, including certain equipment that has been developed to conform with WiMAX and the WiFi standards. The diversification of our product portfolio has been the product of both internal research and development and targeted acquisitions.

As a result of the migration of telecommunications to platforms that operate using the Internet protocol, we expect that our BWA equipment which is designed to handle communications over the Internet will become increasingly important to us. Due to the projected popularity of technologies such as WiMAX and WiFi, we also anticipate that our WiMAX and WiFi products will become increasingly important to us. Our WiMAX and WiFi products are designed to be inter-operable with any other equipment that is WiMAX or WiFi Certified, respectively. Accordingly, these relatively new products face certain opportunities and risks that our proprietary products did not encounter.

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

Our revenue from the last three years and the first six months of 2008, shown below, details the transition from our legacy products to our WiMAX businesses, which has caused significant shifts in our revenue stream and fluctuations in revenues as the relative contribution of our WiMAX business increases. In addition, the sales cycle for new WiMAX customers is somewhat longer than for our legacy business, resulting in longer periods before revenues can be recognized from new WiMAX customers.

Consolidated statement of operations data:	Year ended December 31,			Six months to June 29,
($ in thousands except per share data)	2005	2006	2007	2008
				(unaudited)
Revenue – WiMAX	$4,489	$45,753	$64,277	$26,029

Revenue - Non-WiMAX	106,477	82,059	30,693	12,521

Total Revenue	110,966	127,812	94,970	38,550

Cost of revenue	(79,467)	(94,948)	(70,134)	(26,570)

Gross profit	31,499	32,864	24,836	11,980

Margin	28%	26%	26%	31%

Total operating expenses	48,510	63,539	55,865	31,331

Loss from operations	(17,011)	(30,675)	(31,029)	(19,351)

Net interest and other income	1,388	1,227	661	546

Loss before income taxes	(15,623)	(29,448)	(30,368)	(18,805)

Income tax benefit/(provision)	546	246	(94)	(67)

Net loss before deemed dividend	(15,077)	(29,202)	(30,462)	(18,872)

Deemed dividend associated with preferred stock	-	(9,179)	(4,670)	-

Net loss attributable to common stockholders	($15,077)	($38,381)	($35,132)	($18,872)

Net loss attributable to common stockholders per share - basic and diluted	($0.39)	($0.96)	($0.77)	($0.32)

Weighted average shares outstanding - basic and diluted	38,736,939	40,026,411	45,387,386	58,641,218

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

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. With the exception of the items discussed in Note 8 in the accompanying Condensed Consolidated Financial Statements, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 29, 2008.

Comparison of the Quarter Ended June 29, 2008 to the Quarter Ended July 1, 2007

Revenue

Revenue totaled $21.4 million for the quarter ended June 29, 2008, representing a 3% decrease from the $22.1 million reported for the quarter ended July 1, 2007. The decrease compared to the second quarter in 2007 was attributable mainly to a 10% reduction in WiMAX products. Non-WiMAX revenues increased to $8.7 million in the quarter ending June 29, 2008 from $7.9 million in the quarter ending July 1, 2007.

Geographically, in the second quarter of 2008, approximately 35% of our revenue was derived from customers in Mexico, Latin America and the Caribbean, 24% from customers in Europe, 21% from customers in Africa and the Middle East, 13% from customers in the United States and Canada and 7% from customers in Asia.

During the second quarter of 2008, more than 90 customers purchased WiMAX equipment from us compared with more than 65 customers during the second quarter of 2007; however, due to large sales to two customers in the second quarter of 2007, the average revenue per customer was lower in the second quarter of 2008.

Cost of Revenue

Cost of revenue decreased 28% to $14.6 million in the quarter ended June 29, 2008 from $20.2 million in the quarter ended July 1, 2007 primarily due to a charge of $5.9 million for inventory provisions on non-WiMAX products in the 2007 period. The gross profit for the second quarter of 2008 was $6.7 million (32% of revenue) compared to a gross profit of $1.9 million (8% of revenue) for the second quarter of 2007.

Research and Development Expenses

Research and development expenses increased 15% to $6.7 million in the quarter ended June 29, 2008 from $5.8 million in the quarter ended July 1, 2007. The increase year over year is primarily due to increased personnel costs as we continue to invest in the development of WiMAX products.

Sales and Marketing Expenses

Sales and marketing expenses increased 23% to $4.3 million in the quarter ended June 29, 2008 from $3.5 million in the quarter ended July 1, 2007. The increase as compared to the second quarter of 2007 is primarily attributable to additional headcount in 2008, trade shows and a higher level of agent commissions.

Bad Debt Provision

In the second quarter of 2008, we recorded bad debt provisions of $0.4 million relating to customer accounts for which management has determined that full recovery is unlikely. We recorded bad debt provisions of $0.7 million in the second quarter of 2007 and $47 thousand in the first quarter of 2008.

General and Administrative Expenses

General and administrative expenses decreased 14% to $3.4 million in the quarter ended June 29, 2008 from $3.9 million in the quarter ended July 1, 2007. The decrease from the second quarter of 2007 was primarily attributable to lower headcount related costs in the second quarter of 2008.

Amortization of Intangibles

We recorded amortization of intangibles expense of $0.2 million in the second quarter of 2008 compared with amortization of intangibles expense of $0.2 million for the second quarter of 2007. The amortization expense arises primarily as a result of our acquisition of intangible assets in connection with the ArelNet and Radionet acquisitions in June and November 2005, respectively.

Restructuring

In the second quarter of 2007, we did not record a restructuring charge. In the second quarter of 2008, we recorded a restructuring charge of $0.6 million to reflect the restructuring program we commenced in May 2008, the goal of which is to reduce operating expenses by approximately 15% compared to the level of operating expenses recorded in the first quarter of 2008. The cost reduction will be accomplished primarily as a result of reduction in worldwide headcount. As of the end of the second quarter of 2008, we had given notice of termination that will result in reduced headcount by approximately 10% compared to levels at the end of the first quarter of 2008. The majority of the headcount reduction will be completed by the end of third quarter and we expect to complete the restructuring by the end of the year. Based on termination notices given in the second quarter of 2008, we expect an additional restructuring charge of approximately $0.1 million in the third quarter of 2008. The restructuring will result in a direct cash outlay primarily in the third and fourth quarters of 2008. Once the program is completed, we project we will be able to realize annual cost savings of approximately $2 million relative to the cost structure that existed in the first quarter of 2008. Despite our efforts to prepare reliable projections, we recognize that our forecasts may prove to be imprecise due to unforeseen events, including unanticipated expenses or difficulties associated with reducing our workforce, requiring retained staff members to assume additional responsibilities and/or reorganizing our operations to more cost efficiently produce a given level of product revenue. See also “NOTE 3 - ACCRUED RESTRUCTURING CHARGES” to our condensed consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding the restructuring.

Interest Income, Net

At June 29, 2008, the outstanding principal and accrued interest payable on the Tekes Loans was $2.0 million. We also had outstanding borrowings under the bank line of credit for $7.5 million. In the second quarter of 2008, we incurred interest expense of $0.1 million on these loans compared to interest expense of $48 thousand in the second quarter of 2007. We had interest income of $0.2 million in the second quarter of 2008 compared to $0.3 million in the second quarter of 2007.

Other Income (Expense), Net

Other income (expense), net increased to income of $0.1 million in the second quarter of 2008 from an expense of $28 thousand in the second quarter of 2008.

 Net Loss

For the reasons described above, we incurred a net loss of $8.8 million, or $(0.15) per share, in the quarter ended June 29, 2008, compared to a net loss of $11.7 million, or $(0.29) per share, for the quarter ended July 1, 2007.

Comparison of the Six Months Ended June 29, 2008 to the Six Months Ended July 1, 2007

Revenue

Revenue totaled $38.6 million for the six months ended June 29, 2008, representing a 21% decrease from the $48.7 million reported for the six months ended July 1, 2007. The decrease compared to the first six months of 2007 was attributable mainly to a decline in non-WiMAX products. Non-WiMAX revenues decreased to $12.5 million in the six months ending June 29, 2008 from $19.9 million in the six months ending July 1, 2007. WiMAX revenues for the first six months of 2008 were $26.0 million compared to $28.8 million in the first six months of 2007.

Cost of Revenue

Cost of revenue decreased 31% to $26.6 million in the six months ended June 29, 2008 from $38.6 million in the six months ended July 1, 2007 primarily due to decreased sales. The cost of revenue for the first six months of 2007 included a charge of $6.3 million for inventory provisions on non-WiMAX products. The gross profit for the first six months of 2008 was $12.0 million (31% of revenue) compared to a gross profit of $10.1 million (21% of revenue) for the first six months of 2007. The increase in gross margin percentage in the first six months of 2008 as compared to the first six months of 2007 is partly attributable to the impact of more revenue coming from products with higher product margins and the charge for inventory provisions in the first six months of 2007.

Research and Development Expenses

Research and development expenses increased 20% to $13.7 million in the six months ended June 29, 2008 from $11.4 million in the six months ended July 1, 2007. The increase year over year is primarily due to increased personnel costs as we continue to invest in the development of WiMAX products.

Sales and Marketing Expenses

Sales and marketing expenses increased 24% to $8.5 million in the six months ended June 29, 2008 from $6.9 million in the six months ended July 1, 2007. The increase as compared to the first six months of 2007 is primarily attributable to additional headcount in 2008 and a higher level of agent commissions.

Bad Debt Provision

In the first six months of 2008, we recorded bad debt provisions of $0.5 million relating to customer accounts for which management has determined that full recovery is unlikely. We recorded bad debt provisions of $1.0 million in the first six months of 2007.

General and Administrative Expenses

General and administrative expenses decreased 8% to $7.5 million in the first six months ended June 29, 2008 from $8.2 million in the six months ended July 1, 2007. The decrease from the first six months of 2007 was primarily attributable to lower headcount related costs in the first six months of 2008.

Amortization of Intangibles

We recorded amortization of intangibles expense of $0.5 million in the six months of 2008 and for the first six months of 2007. The amortization expense arises primarily as a result of our acquisition of intangible assets in connection with the ArelNet and Radionet acquisitions in June and November 2005, respectively.

Restructuring

In the first six months of 2007, we did not record a restructuring charge. In the second quarter of 2008, we recorded a restructuring charge of $0.6 million to reflect the restructuring program we commenced in May 2008, the goal of which is to reduce operating expenses by approximately 15% compared to the level of operating expenses recorded in the first quarter of 2008. The cost reduction will be accomplished primarily as a result of reduction in worldwide headcount. As of the end of the second quarter of 2008, we had given notice of termination that will result in reduced headcount by approximately 10% compared to levels at the end of the first quarter of 2008. The majority of the headcount reduction will be completed by the end of third quarter and we expect to complete the restructuring by the end of the year. Based on termination notices given in the second quarter of 2008, we expect an additional restructuring charge of approximately $0.1 million in the third quarter of 2008. The restructuring will result in a direct cash outlay primarily in the third and fourth quarters of 2008. Once the program is completed, we project we will be able to realize annual cost savings of approximately $2 million relative to the cost structure that existed in the first quarter of 2008. Despite our efforts to prepare reliable projections, we recognize that our forecasts may prove to be imprecise due to unforeseen events, including unanticipated expenses or difficulties associated with reducing our workforce, requiring retained staff members to assume additional responsibilities and/or reorganizing our operations to more cost efficiently produce a given level of product revenue. See also “NOTE 3 - ACCRUED RESTRUCTURING CHARGES” to our condensed consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding the restructuring.

Interest Income, Net

At June 29, 2008, the outstanding principal and accrued interest payable on the Tekes Loans was $2.0 million. We also had outstanding borrowings under the bank line of credit for $7.5 million. In the first six months of 2008, we incurred interest expense of $0.2 million on these loans compared to interest expense of $0.1 million in the first six months of 2007. Interest income decreased to $0.4 million in the first six months of 2008 compared to $0.6 million in the first six months of 2007.

Other Income (Expense), Net

Other income (expense), net increased to $0.3 million of income in 2008 from $4 thousand in 2007, primarily due to foreign exchange gains in the first six months of 2008 on assets in currencies other than the US dollar and a reversal of accrued US franchise taxes.

 Net Loss

For the reasons described above, we incurred a net loss of $18.9 million, or $(0.32) per share, in the six months ended June 29, 2008, compared to a net loss of $16.8 million, or $(0.41) per share, for the six months ended July 1, 2007.

Liquidity and Capital Resources

As of June 29, 2008 we had cash, cash equivalents, short-term investments and current restricted cash of $33.1 million, as compared to $36.7 million at December 31, 2007. As of June 29, 2008, this consisted of cash and cash equivalents totaling $25.7 million, short-term investments totaling $6.9 million and $0.5 million of restricted cash in current assets. In addition, we had restricted cash of $1.2 million in other non-current assets. We have no material capital commitments.

Since inception, we have financed our operations through private sales of convertible preferred stock, public offerings of common stock and a secured bank line of credit.

On August 7, 2007, we and our wholly-owned subsidiary, Airspan Communications Limited, entered into an amendment to our August 1, 2006 Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”), with respect to a revolving credit line. For the term of the credit line, which expires on December 31, 2008, we may, subject to certain adjustments, borrow up to the lesser of (i) $20 million and (ii) 80% of eligible accounts receivable. As of June 29, 2008, the Company did not have any unused available credit. We are currently using the credit line and we expect to continue to use it for the remainder of 2008. Although we believe the credit facility will increase our financial resources and financial flexibility, our use of the credit facility does present certain risks. Our ability to borrow under the credit facility is a function of, among other things, our base of eligible accounts receivable and the rate at which advances are made against eligible receivables (the “Advance Rate”). If the amount or quality of our accounts receivable deteriorates or the Advance Rate or eligibility criteria are adjusted adversely by SVB, our ability to borrow under the credit facility will be directly, negatively affected. If there is an adverse adjustment in the borrowing base at a time when we are unable to, within three business days, repay SVB the amount by which the borrowing base has been decreased, we will likely be in default under the Loan and Security Agreement. In addition, the credit facility requires us to satisfy certain financial covenants, including the maintenance of tangible net worth. As of June 29, 2008, the tangible net worth requirement was $44.0 million and the Company’s actual tangible net worth was $44.5 million. The Company was in compliance with all of the financial covenants at June 29, 2008. There is no assurance the Company will be able to meet this covenant in future quarters as required by the Loan and Security Agreement. In the event the Company is unable to meet this test in the future, we would plan to seek an amendment or waiver of this covenant. There can be no assurance that any such waiver or amendment would be granted. As a result, we may be required to repay any or all of our existing borrowings and we cannot provide any assurance that we will be able to borrow under the Loan and Security Agreement at a time when we most need money to fund working capital or other needs and prohibit us from paying dividends on our capital stock. The credit facility also contains various provisions that restrict our use of cash and operating flexibility. These provisions could have important consequences for us, including (i) causing us to use a portion of our cash flow from operations for debt repayment and/or service rather than other perceived needs, (ii) precluding us from incurring additional debt financing for future working capital or capital expenditures and (iii) impacting our ability to take advantage of significant, perceived business opportunities, such as acquisition opportunities or to react to market conditions. Our failure to meet financial and other covenants could give rise to a default under the Loan and Security Agreement. In the event of an uncured default, the Loan and Security Agreement provides that all amounts owed to SVB are immediately due and payable and that SVB has the right to enforce its security interest in our assets. The Loan and Security Agreement is secured by collateral, including all of our rights and interests in substantially all of our personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, books and records, contract rights and proceeds of the above items. At June 29, 2008, $7.5 million of indebtedness was outstanding under the Loan and Security Agreement. Advances under the Loan and Security Agreement bear interest at SVB's prime rate plus a percentage ranging from 0.0% to 1.75%, depending on certain financial and collateral tests. The monthly interest is calculated based on the higher amount of outstanding borrowings or $7.5 million. We have issued $2.3 million of letters of credit under the facility, which were still outstanding at June 29, 2008.

The Company is in discussions with SVB to increase the borrowing availability under the Loan and Security Agreement and make other amendments thereto including amending the tangible net worth covenant. However no definitive agreements have been executed to date.

For the six months ended June 29, 2008, we used $2.8 million of cash for operating activities, compared with an operating cash outflow of $9.7 million for the six months ended July 1, 2007. The operating cash outflow for the first six months of 2008 was primarily a result of the:

•	net loss of $18.9 million;
•	decrease of $4.2 million in accounts payable; and
•	decrease of $2.3 million in deferred revenue.

The cash outflow was offset by:
•	decrease of $14.8 million in receivables; and
•	decrease of $3.4 million in inventory.

Days sales outstanding were at 67 days at the end of the second quarter of 2008, down from 108 days at the end of the first quarter of 2008. The change from the end of the first quarter of 2008 to the end of the second quarter of 2008 reflects the lower revenue level in the most recent period and the collection of larger amounts of receivables in the second quarter; including, among other things, $4.7 million of receivables collected as a result of the settlement of a dispute with Deutsche Breitband Dienste GmbH.  Inventory turns were 4.8 for the second quarter of 2008, compared with 3.6 for the first quarter of 2008. The change in inventory turns is primarily attributable to the higher cost of sales in the second quarter.

The net cash used in investing activities for the six months ended June 29, 2008 was $2.3 million. The investing cash outflow for the first six months of 2008 resulted from $1.3 million of net purchases of investment securities and $1.0 million of fixed asset purchases.

Our net cash provided by financing activities for the six months ended June 29, 2008 was $0.1 million from the exercise of stock options.

As of June 29, 2008, our material commitments consisted of obligations on operating leases, repayment of principal and interest owed on the Tekes Loans and purchase commitments to our manufacturing subcontractors. These purchase commitments totaled $15.9 million at June 29, 2008 and $27.0 million at July 1, 2007.

We have explored and may in the future explore and pursue other perceived opportunities to acquire wireless access and related businesses. We may seek to acquire such businesses through a variety of different legal structures and may utilize cash, common stock, preferred stock, other securities or some combination thereof to finance the acquisition. In connection with such activities, we are subject to a variety of risks, a number of which are described further in the Company’s Form 10-K for the fiscal year ended December 31, 2007 and in its Form 10-Q for the quarter ended March 30, 2008. There can be no assurances that our efforts to acquire other businesses will be successful.

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

On April 25, 2008, the Company received a letter from the Nasdaq Stock Market (the “Notice”) notifying the Company that for the 30 consecutive trading days preceding the date of the Notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Marketplace Rule 4450(a)(5). The Notice also stated that pursuant to Nasdaq Marketplace Rule 4450(e)(2), the Company has been provided 180 calendar days, or until October 22, 2008, to regain compliance. To do so, the bid price of the Company’s common stock must close at or above $1.00 per share for a minimum of ten consecutive trading days prior to that date. The Company intends to monitor the bid price for its common stock and consider options available to the Company to achieve compliance with the continued listing standards of Nasdaq.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of June 29, 2008 and December 31, 2007, we had cash, cash equivalents, short term investments and restricted cash of $33.1 million and $36.7 million, respectively. These amounts consisted of highly liquid investments, with more than 71% having purchase to maturity terms of 90 days or less. The balance has maturity terms of between 244 to 361 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from June 29, 2008 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

For the six months ended June 29, 2008, 93% of our sales were denominated in US dollars, 3% were denominated in pounds sterling, 2% were denominated in Australian dollars, 1% were denominated in euro and 1% were denominated in the New Israeli Shekel. Comparatively, for the six months ended July 1, 2007, 76% of our sales were denominated in US dollars, 18% were denominated in euro, 3% were denominated in pounds sterling and 3% were denominated in Australian dollars. Our total pounds sterling denominated sales for the six months ended June 29, 2008 were $1.0 million, which were recorded at an average exchange rate of $1US = GBP £0.50495. Our total Australian dollar denominated sales for the six months ended June 29, 2008 were $0.9 million, which were recorded at an average exchange rate of $1US = AUS$1.08537. Our total euro denominated sales for the six months ended June 29, 2008 were $0.5 million, which were recorded at an average exchange rate of $1US = €0.65690. Our total New Israeli Shekel denominated sales for the six months ended June 29, 2008 were $0.3 million, which were recorded at an average exchange rate of $1US = 3.5473 Shekels. If the average exchange rates used had been higher or lower during the six month period ended June 29, 2008 by 10%, they would have decreased or increased the total pounds sterling, Australian dollar, euro and New Israeli Shekel-denominated sales value by a total of $0.2 million. We expect the proportions of sales in euro and Australian dollars to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not take into account changes in sales volumes.

For the six months ended June 29, 2008, we incurred the majority of our cost of revenue in US dollars.

The Company’s operating results are affected by movements in foreign currency exchange rates against the US dollar, particularly the UK pound sterling and New Israeli Shekel. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and New Israeli Shekels.

During the six months ended June 29, 2008, we paid expenses in local currency of approximately 8.0 million pounds sterling, at an average exchange rate of $1US = 0.50553 pounds sterling. During the six months ended June 29, 2008, we paid expenses in local currency of approximately 10.3 million New Israeli Shekels, at an average exchange rate of $1US = 3.5473 Shekels. If the average exchange rates for pounds sterling and New Israeli Shekels had been higher or lower for the six month period ended June 29, 2008 by 10%, the total pounds sterling and New Israeli Shekel-denominated operating expenses would have decreased or increased by $2.3 million and $0.7 million, respectively.

We expect the proportions of operating expenses paid in pounds sterling and New Israeli Shekels to fluctuate over time.

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

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, and the similar evaluation undertaken at the end of 2007, the Chief Executive Officer and Chief Financial Officer concluded that as of June 29, 2008, our disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As of the last business day of our second fiscal quarter (June 29, 2008), our public float, as calculated in accordance with Rule 12b-2 under the Securities Exchange Act of 1934, as amended ("Rule 12b-2"), was less than $50 million. As such, in addition to our being an accelerated filer (as defined in Rule 12b-2), we also became a smaller reporting company (as defined in Rule 12b-2) on such date.  At the end of our fiscal year, we will cease to be an accelerated filer and will only be a smaller reporting company.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On and after July 23, 2001, three Class Action Complaints were filed in the United States District Court for the Southern District of New York naming as defendants Airspan, and certain current or former officers and directors (referred to herein as the “Individual Defendants”) together with certain underwriters of our July 2000 initial public offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed on July 19, 2002. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for issuing a Registration Statement and Prospectus that contained materially false and misleading information and failed to disclose material information. In particular, the plaintiffs allege that the underwriter-defendants agreed to allocate stock in our initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The action seeks damages in an unspecified amount.

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

On October 9, 2007, a purported Airspan shareholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company's initial public offering underwriters. The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-01638, filed in the District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company is named as a nominal defendant. No recovery is sought from the Company.

We have received letters/communications from Wi-LAN offering licenses of various Wi-LAN patents and contending that products complying with 802.11 and 802.16 standards are covered by certain patents allegedly owned by Wi-LAN. The Company, in consultation with its patent counsel, has been reviewing Wi-LAN's allegations and has had extensive correspondence with Wi-LAN regarding those allegations. Wi-LAN continues to threaten the Company with litigation unless it negotiates a license with Wi-LAN with respect to the patents in question. There can be no assurance as to the ultimate outcome of this matter.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (the “Annual Meeting”) was held at Airspan’s offices in Boca Raton, Florida, on May 29, 2008 for the following purposes:

•	To elect nine members to the Company’s Board of Directors to hold office until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified;

•	To consider and vote upon a proposal to approve an amendment to the Omnibus Equity Compensation Plan to increase the shares available for issuance from 5,000,000 to 9,500,000; and

•
To consider and vote upon a proposal to approve of and ratify the selection of Grant Thornton, LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2008.

The number of outstanding shares of the Company’s Common Stock and Series B Preferred Stock as of April 17, 2008, the record date for the Annual Meeting, was 58,683,534 and 200,690, respectively. 48,613,076 shares of Common Stock and 200,690 shares of Series B Preferred Stock were represented in person or by proxy at the Annual Meeting.

Pursuant to the Company’s Articles of Incorporation, shareholders are entitled to one vote for each share of Common Stock and 81 votes for each share of Series B Preferred Stock.

The following directors were elected at the Annual Meeting: (i) Matthew J. Desch, (ii) Eric D. Stonestrom, (iii) Julianne M. Biagini, (iv) Bandel L. Carano, (v) Michael T. Flynn, (vi) Frederick R. Fromm, (vii) Guillermo Heredia, (viii) Thomas S. Huseby and (ix) David A. Twyver.

The following table sets forth the number of votes cast for, against, or withheld for each director nominee, as well as the number of abstentions and broker non-votes as to each such director nominee:

Director Nominee	Votes Cast For	Votes Cast Against	Votes Withheld	Abstentions	Broker Non-Votes
Matthew J. Desch	63,604,718	-	1,264,248	-	-
Eric D. Stonestrom	63,589,689	-	1,279,277	-	-
Julianne M. Biagini	63,385,326	-	1,483,640	-	-
Bandel L. Carano	63,360,253	-	1,508,713	-	-
Michael T. Flynn	63,633,797	-	1,235,169	-	-
Frederick R. Fromm	63,602,601	-	1,266,365	-	-
Guillermo Heredia	47,099,890	-	17,769,076	-	-
Thomas S. Huseby	63,219,899	-	1,649,067	-	-
David A. Twyver	63,597,690	-	1,279.277	-	-

With respect to the proposal to approve an amendment to the Omnibus Equity Compensation Plan to increase the shares available for issuance from 5,000,000 to 9,500,000: (i) 25,369,151 votes were cast for such proposal, (ii) 19,639,308 votes were cast against such proposal and (iii) 55,410 shares abstained from voting on such proposal. No votes were withheld and there were 19,805,097 broker non-votes with respect to such proposal. All outstanding shares of Series B Preferred Stock voted in favor of such proposal. Accordingly, the proposal to approve an amendment to the Omnibus Equity Compensation Plan to increase the shares available for issuance from 5,000,000 to 9,500,000, was approved by the shareholders.

With respect to the proposal to approve of and ratify the selection of Grant Thornton, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008: (i) 64,105,785 votes were cast for such proposal, (ii) 567,454 votes were cast against such proposal and (iii) 195,726 shares abstained from voting on such proposal. No votes were withheld nor were there any broker non-votes with respect to such proposal. Accordingly, the proposal to approve of and ratify Grant Thornton, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008, was approved by the shareholders.

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

AIRSPAN NETWORKS INC.

Date: August 6, 2008	By:	/s/ DAVID BRANT
Name: David Brant
Title: Chief Financial Officer