Form 10-Q
period 2008-09-28
AIRSPAN NETWORKS INC
filed 2008-11-05
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $.0003 par value per share	59,472,165 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	September 28,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$21,936	$30,815
Restricted cash	200	393
Short-term investments	9,013	5,504
Accounts receivable, less allowance for doubtful accounts of
$2,559 at September 28, 2008 and $2,878 at December 31, 2007	18,251	33,853
Inventory	13,101	16,720
Prepaid expenses and other current assets	5,655	5,338
Total current assets	68,156	92,623
Property, plant and equipment, net	5,121	5,895
Goodwill	10,231	10,231
Intangible assets, net	1,171	1,870
Other non-current assets	3,475	3,402
Total assets	$88,154	$114,021
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,214	$11,938
Deferred revenue	3,407	5,125
Customer advances	291	892
Other accrued expenses	11,471	13,063
Short-term debt	12,500	7,500
Total current liabilities	36,883	38,518
Long-term debt and accrued interest on long-term debt	1,978	1,978
Total liabilities	38,861	40,496
Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 250,000 shares authorized at
September 28, 2008 and December 31, 2007; 200,690 shares
issued at September 28, 2008 and December 31, 2007	-	-
Common stock, $0.0003 par value; 100,000,000 shares authorized
at September 28, 2008 and December 31, 2007; 59,400,042 and 58,542,517 shares issued at September 28, 2008 and December 31, 2007, respectively	18	17
Note receivable – stockholder	(87)	(87)
Additional paid-in capital	352,111	349,718
Accumulated deficit	(302,749)	(276,123)
Total stockholders' equity	49,293	73,525
Total liabilities and stockholders' equity	$88,154	$114,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for share and per share data)

	Quarter Ended		Year-to-Date
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(unaudited)		(unaudited)

Revenue	$17,789	$22,470	$56,339	$71,203
Cost of revenue	(12,294)	(14,680)	(38,864)	(53,312)
Gross profit	5,495	7,790	17,475	17,891
Operating expenses:
Research and development	5,511	6,185	19,185	17,572
Sales and marketing	3,653	3,521	12,194	10,391
Bad debts	492	632	965	1,587
General and administrative	3,537	3,311	11,072	11,475
Amortization of intangibles	230	234	698	702
Restructuring	50	-	690	(485)
Total operating expenses	13,473	13,883	44,804	41,242
Loss from operations	(7,978)	(6,093)	(27,329)	(23,351)
Interest income, net	54	31	287	518
Other income (expense), net	(358)	317	(45)	321
Loss before income taxes	(8,282)	(5,745)	(27,087)	(22,512)
Income tax (provision)/benefit	528	(24)	461	(61)
Net loss before deemed dividend	(7,754)	(5,769)	(26,626)	(22,573)
Deemed dividend associated with
issuance of preferred stock	-	(4,138)	-	(4,138)
Net loss attributable to
common stockholders	$(7,754)	$(9,907)	$(26,626)	$(26,711)

Net loss per share - basic and diluted	$(0.13)	$(0.24)	$(0.45)	$(0.65)
Weighted average shares outstanding- basic and diluted	59,030,071	41,905,579	58,770,836	41,084,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSPAN NETWORKS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year to date	Year to date
	September 28, 2008	September 30, 2007
	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(26,626)	$(22,573)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	2,985	2,835
Accrued interest on long-term debt	-	31
Non-cash stock compensation	2,003	1,846
Loss on sale of property, plant and equipment	2	10
Bad debts	965	1,587
Changes in operating assets and liabilities:
Decrease in receivables	14,637	3,118
Decrease in inventories	3,619	6,135
Increase in other current assets	(317)	572
Decrease in accounts payables	(2,724)	(253)
Decrease in deferred revenue	(1,717)	(1,543)
Decrease in customer advances	(601)	(432)
Decrease in other accrued expenses	(1,567)	(4,901)
Decrease in other operating assets	120	933
Net cash used in operating activities	(9,221)	(12,635)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,515)	(1,921)
Purchase of short-term investments	(10,659)	(12,274)
Proceeds from sale of short-term investments	7,150	11,994
Net cash used in investing activities	(5,024)	(2,201)

Cash flows from financing activities
Borrowings under line of credit	5,000	7,500
Proceeds from public offering, net of issuance costs	-	28,022
Proceeds from the exercise of stock options	62	1,122
Proceeds from the sale of common stock	304	602
Net cash provided by financing activities	5,366	37,246
(Decrease) increase in cash and cash equivalents	(8,879)	22,410
Cash and cash equivalents, beginning of period	30,815	15,890
Cash and cash equivalents, end of period	$21,936	$38,300

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

In 2007, we introduced a portable miniature device (the MiMAX subscriber terminal) that can be plugged into a standard laptop, enabling WiMAX for data services, including VoIP. Our MiMAX USB received WiMAX certification by the WiMAX Forum® in the second quarter of 2008.

Earlier in 2008, we announced the MacroMAXe mobile-WiMAX base station, developed in partnership with Fujitsu. MacroMAXe is an all-in-one base station offering the range and features typically included in larger base station equipment. In addition, the MacroMAXe uses new Gallium-Nitride power amplifier technology from Fujitsu which allows for extremely low power consumption.

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

All notes to the condensed consolidated financial statements are shown in thousands, except for share and per share data.

NOTE 2 - INVENTORY

Inventory consists of the following:
	September 28,	December 31,
	2008	2007
	(unaudited)	(audited)
Purchased parts and materials	$6,230	$6,941
Work in process	1,259	1,283
Finished goods and consumables	14,882	20,585
Inventory provision	(9,270)	(12,089)
	$13,101	$16,720

Inventories are stated at the lower of cost or market value. Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

•	Purchased parts and materials, finished goods — average cost
•	Work in process— cost of direct materials and labor.

NOTE 3 - ACCRUED RESTRUCTURING CHARGES

In the fourth quarter of 2002, the decision was made to completely outsource all of our manufacturing. As a result, a $1.0 million restructuring charge was recorded for the closure of our Riverside, Uxbridge facility in 2003. All of this cost related to the excess facility. A further $0.4 million was recognized as restructuring in the income statement in the fourth quarter of 2003 as we reassessed the ability to sublease the Riverside facility. In the second quarter of 2007, the lessor completed renovations and incurred actual costs of approximately $0.8 million, which the Company was required to pay; therefore, we reduced the liability to $1.0 million, including the estimated legal and other fees we expected to incur. All cash outflows in connection with this restructuring were paid in February 2008.

In the third quarter of 2006, the Company commenced a company-wide restructuring program to reduce operating expenses. The operating expense reduction was accomplished primarily through reductions in worldwide headcount. In 2006, the Company recorded restructuring charges of $2.2 million. The Company made approximately $0.4 million of cash outlays in 2007 related to amounts accrued in 2006. All remaining cash outlays related to this program were completed in the second quarter of 2007.

In the second quarter of 2008, the Company announced its intention to reduce worldwide operating expenses by approximately 15%. The operating expense reduction was accomplished primarily through reductions in worldwide headcount. In the second quarter of 2008, the Company recorded restructuring charges of $0.6 million. An additional $0.1 million was recorded as a restructuring charge in the third quarter of 2008. All payments in connection with these charges were made in the second and third quarters of 2008.

The restructuring charges and their utilization are summarized as follows:

	Total expected to be incurred	Incurred during the quarter ended September 28, 2008	Cumulative incurred at September 28, 2008
	(unaudited)	(unaudited)	(unaudited)

Termination benefits	$732	$50	$690
Contract termination costs	-	-	-
Other associated costs	-	-	-
	$732	$50	$690

	Balance at			Balance at
	Beginning	Restructuring		End
	of Period	Charge	Utilized	of Period

Nine months ended September 28, 2008 (unaudited)
Termination benefits	$-	$690	$(690)	$-
Contract termination costs	796	-	(796)	-
Other associated costs	-	-	-	-
	$796	$690	$1,486)	$-

Year ended December 31, 2007 (audited)
Termination benefits	$375	$-	$(375)	$-
Contract termination costs	1,437	(639)	(2)	796
Other associated costs	50	(50)	-	-
	$1,862	$(689)	$(377)	$796

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Commitments

As of September 28, 2008, our material commitments consisted of obligations on operating leases, repayment of principal and interest owed on the loans made to us by the Finnish Funding Agency for Technology and Innovation (the “Tekes Loans”) and purchase commitments to our manufacturing subcontractors. These purchase commitments totaled $22.7 million at September 28, 2008. We have no material capital commitments.

Warranty

The Company provides limited warranties, usually for periods ranging from twelve to twenty-four months, to all purchasers of its new equipment. Warranty expense is accrued at the date revenue is recognized on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and other relevant factors. Management believes that the amounts provided are sufficient for all future warranty costs on equipment sold through September 28, 2008 but if actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

Information regarding the changes in our product warranty liabilities was as follows for the nine months ended September 28, 2008.

	Balance at beginning of period	Accrual for warranties issued during the period	Changes in accruals related to pre- existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period
Nine months ended September 28, 2008
Product warranty liability	$1,010	$314	$(37)	$(275)	$1,012

Other guarantees

As of September 28, 2008, the Company had pledged cash to banks as collateral for guarantees aggregating $1.2 million, of which $0.1 million is recorded as restricted cash in current assets related to customers and $1.1 million is recorded as other non-current assets related to property leases. The Company has also issued guarantees of its own obligations to customers under the line of credit provided by Silicon Valley Bank (“SVB”) for a total of $3.0 million, which does not require any related pledge of cash collateral. The Company has not recognized any liability for these guarantees. These guarantees will all expire before the end of 2011 with the majority expiring in 2009.

In addition to the guarantees mentioned above, the Company has issued a guarantee to Tekes, the main public funding organization for research and development in Finland, for the repayment of loans taken out by its fully consolidated subsidiary, Airspan Networks (Finland) OY (“Radionet”). These loans totaled $2.0 million at September 28, 2008, which includes $0.2 million of accrued interest, and are recorded in long-term debt. This guarantee expires only when Radionet has fulfilled all its obligations to Tekes.

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases.  The amended complaints include a number of changes, such as changes to the definition of the purported class of investors.  On September 27, 2007, the plaintiffs moved to certify classes in the six focus cases.  The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them.  On March 26, 2008, the District Court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  With respect to all other claims, the motions to dismiss were denied.  On October 10, 2008, at the request of plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.  We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of any such settlement and whether that amount would be greater than Airspan’s insurance coverage.  If Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan’s insurance coverage and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

From time to time, the Company receives and reviews offers from third parties with respect to licensing their patents and other intellectual property in connection with the manufacture of our WiMAX and other products. There can be no assurance that disputes will not arise with such third parties if no agreement can be reached regarding the licensing of such patents or intellectual property.

We have received letters/communications from Wi-LAN Inc. (“Wi-LAN”) offering licenses of various Wi-LAN patents and contending that products complying with 802.11 and 802.16 standards are covered by certain patents allegedly owned by Wi-LAN. The Company, in consultation with its patent counsel, has been reviewing Wi-LAN's allegations and has had extensive correspondence with Wi-LAN regarding those allegations. We continue to believe that we do not require a license from Wi-LAN, however, Wi-LAN continues to threaten the Company with litigation unless it negotiates a license with Wi-LAN with respect to the patents in question. There can be no assurance as to the ultimate outcome of this matter.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

NOTE 5 - STOCK COMPENSATION

At September 28, 2008, we had three stock option plans as well as the 2004 Omnibus Equity Compensation Plan and the 2000 Employee Stock Purchase Plan (the “ESPP”). Awards under the 2004 Omnibus Equity Compensation Plan may be made to participants in the form of Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock, Deferred Stock, Stock Awards, Performance Shares, Other Stock-Based Awards and others forms of equity based compensation as may be provided and are permissible under this Plan and the law. Employee stock options granted under all of the plans generally vest over a four-year period and expire on the tenth anniversary of their issuance. All options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified performance conditions and/or the passage of time. Awards of restricted stock that vest only by the passage of time will generally fully vest after four years from the date of grant. At September 28, 2008, the Company had reserved a total of 11,930,242 shares of its common stock for issuance under the above plans.

Under our ESPP, eligible employees may purchase shares of common stock through payroll deductions. 661,494 shares were issued during the nine months ended September 28, 2008.

The following table summarizes share-based compensation expense under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) for the three and nine months ended September 28, 2008 and September 30, 2007, which was allocated as follows (in thousands):

	Three Months Ended September 28, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 28, 2008	Nine Months Ended September 30, 2007

Research and development	$196	$277	$681	$601
Sales and marketing	134	152	413	548
General and administrative	278	179	834	694
Stock-based compensation expense included in operating expense	608	608	1,928	1,843
Cost of sales	21	16	75	33
Total stock-based compensation	$629	$624	$2,003	$1,876

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

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R)

There were no restricted stock shares granted during the first nine months of 2008. The weighted average fair value of each restricted stock share granted under our equity compensation plans for the first nine months of fiscal 2007 was $4.69. The fair value of each restricted stock award is estimated on the date of grant using the intrinsic value method.

The weighted average fair value of each option granted during the first nine months of 2008 and the first nine months of 2007 was $0.55 and $2.64, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, using the following weighted average assumptions:

	Nine Months Ended
	September 28, 2008	September 30, 2007

Expected volatility	82%	80%
Risk-free interest rate	3.12%	4.59%
Expected life (years)	5	5
Expected dividend yield	0%	0%

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated.

	Quarter End		Year-to-Date
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(unaudited)		(unaudited)
Numerator:
Net loss	$(7,754)	$(9,907)	$(26,626)	$(26,711)
Denominator:
Weighted average common shares outstanding basic and diluted	59,030,071	41,905,579	58,770,836	41,084,881
Net loss per share- basic and diluted	$(0.13)	$(0.24)	$(0.45)	$(0.65)

There were 8,357,734 stock options outstanding at September 28, 2008 and 5,463,565 stock options outstanding at September 30, 2007 that have been excluded from the computation of diluted net loss per share as their effect was anti-dilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method for stock options. There were 200,690 shares of convertible preferred stock at September 28, 2008 and September 30, 2007, respectively, that were also excluded from the computation of diluted net loss per share as their effect was anti-dilutive. The 200,690 shares of convertible preferred stock would be convertible into 21,630,856 common shares as of September 28, 2008 and September 30, 2007, respectively. There were 87,637 and 109,940 non-vested shares of restricted stock at September 28, 2008 and September 30, 2007, respectively, that were excluded from the computation of diluted net loss per share as their effect was anti-dilutive.

NOTE 7 - GEOGRAPHIC INFORMATION

As a developer and supplier of broadband wireless equipment, the Company has one reportable segment. The revenue of this single segment is comprised primarily of revenue from products and, to a lesser extent, services. In 2008, the majority of the Company’s revenue was generated from products manufactured in the United Kingdom, Mexico and Israel, with additional revenue generated from sales of original equipment manufacturers’ products.

  An analysis of revenue by location of the customer is given below:
	Quarter End		Year-to-Date
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(unaudited)		(unaudited)
USA and Canada	$3,996	$1,954	$9,343	$6,890
Asia	2,564	1,892	6,184	16,035
Europe	4,775	7,439	13,283	23,046
Africa and the Middle East	1,908	3,050	11,567	4,177
Latin America and Caribbean	4,546	8,135	15,962	21,055
	$17,789	$22,470	$56,339	$71,203

NOTE 8 – AMENDMENT TO LOAN AND SECURITY AGREEMENT

On August 21, 2008, we and our wholly-owned subsidiary, Airspan Communications Limited, entered into a Second Amendment to our August 1, 2006 Loan and Security Agreement, as amended August 7, 2007 (the “Loan and Security Agreement”) with SVB, with respect to a revolving credit line. For the term of the credit line, which expires on December 31, 2009, we may, subject to certain adjustments, borrow up to the lesser of (i) (a) 80% of eligible accounts receivable plus (as long as the Company’s worldwide cash and investments exceeds $20 million and the Company’s cash and investments maintained at SVB and its affiliates exceeds $15 million) (b) the lesser of (1) 60% of eligible inventory and (2) $8 million (the “Borrowing Base”) and (ii) $20 million. As of September 28, 2008, the Company had $2.2 million of unused available credit. We are currently using the credit line and we expect to continue to use it for the remainder of 2008. Although we believe the credit facility will increase our financial resources and financial flexibility, our use of the credit facility does present certain risks. Our ability to borrow under the credit facility is a function of, among other things, our base of eligible accounts receivable and inventory and the rate at which advances are made against eligible receivables and inventory (the “Advance Rate”). If the amount or quality of our accounts receivable or inventory deteriorates or the Advance Rate or eligibility criteria are adjusted adversely by SVB, our ability to borrow under the credit facility will be directly, negatively affected. If there is an adverse adjustment in the Borrowing Base at a time when we are unable to, within three business days, repay SVB the amount by which the Borrowing Base has been decreased, we will likely be in default under the Loan and Security Agreement. In addition, the credit facility requires us to satisfy certain financial covenants, including the maintenance of tangible net worth. As of September 28, 2008, the tangible net worth requirement was $30.0 million and the Company’s actual tangible net worth was $37.9 million. The Company was in compliance with all of the financial covenants at September 28, 2008. There is no assurance the Company will be able to meet this covenant in future quarters as required by the Loan and Security Agreement. In the event the Company is unable to meet this test in the future, we would plan to seek an amendment or waiver of this covenant. There can be no assurance that any such waiver or amendment would be granted. As a result, we may be required to repay any or all of our existing borrowings and we cannot provide any assurance that we will be able to borrow under the Loan and Security Agreement at a time when we most need money to fund working capital or other needs and prohibit us from paying dividends on our capital stock. The credit facility also contains various provisions that restrict our use of cash and operating flexibility. These provisions could have important consequences for us, including (i) causing us to use a portion of our cash flow from operations for debt repayment and/or service rather than other perceived needs, (ii) precluding us from incurring additional debt financing for future working capital or capital expenditures and (iii) impacting our ability to take advantage of significant, perceived business opportunities, such as acquisition opportunities or to react to market conditions. Our failure to meet financial and other covenants could give rise to a default under the Loan and Security Agreement. In the event of an uncured default, the Loan and Security Agreement provides that all amounts owed to SVB are immediately due and payable and that SVB has the right to enforce its security interest in our assets. The Loan and Security Agreement is secured by collateral, including all of our rights and interests in substantially all of our personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, books and records, contract rights and proceeds of the above items. At September 28, 2008, $12.5 million of indebtedness was outstanding under the Loan and Security Agreement. Advances under the Loan and Security Agreement bear interest at SVB's prime rate plus a percentage ranging from 0.0% to 1.75%, depending on certain financial and collateral tests. The monthly interest is calculated based on the higher amount of outstanding borrowings or $10.0 million. We have issued $3.0 million of letters of credit under the facility, which were still outstanding at September 28, 2008.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company’s adoption of SFAS 157 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. Financial Accounting Standards Board (“FASB”) Staff Position FSP FAS 157-2—Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) delayed the effective date of SFAS 157 for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are evaluating the impact that FSP FAS 157-2 will have on our consolidated financial statements. In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 to financial assets for which an active market does not exist. Specifically, FSP 157-3 addresses the following SFAS 157 application issues: (1) how a reporting entity’s own assumptions should be considered in measuring fair value when observable inputs do not exist; (2) how observable inputs in inactive markets should be considered when measuring fair value; and (3) how the use of market quotes should be considered when assessing the relevance of inputs available to measure fair value. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157 and was effective upon issuance. We do not expect that FSP 157-3 will have a material impact on our consolidated financial statements.

As of September 28, 2008, financial assets and liabilities subject to fair value measurements were as follows (in thousands):

	As of September 28, 2008
	Level 1 (a)	Level 2 (b)	Level 3	Balance
Assets
Cash equivalents	$10,498	$649	$-	$11,147
Available for sale investments	$-	$9,007	$-	$9,007

(a)     These consist of money market funds that are priced at the market price.
(b)     These consist of commercial paper with short maturities and infrequent secondary market trades and are priced via mathematical calculations; in the event that a transaction is observed on the same security, the accretion schedule is revised.

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

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for us on September 28, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually). The adoption of FSP 157-3 did not have a material impact on our consolidated financial statements.

Future Adoption of Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction whether full or partial acquisition, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction and restructuring costs, and requires the acquirer to disclose all information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses, including combinations achieved without transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning after December 15, 2008. Management expects that the adoption of SFAS 141R could have a material effect on our consolidated financial statements if there are any acquisitions after January 1, 2009.

In December 2007, EITF 07-01, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-01”) was issued. EITF 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the terms of the arrangement, the nature of the entity's business and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are in the process of reviewing whether the adoption of EITF 07-01 will have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect that FSP 142-3 will have a material impact on our consolidated financial statements.

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

NOTE 10 – SUBSEQUENT EVENTS

On November 5, 2008, the Company filed a definitive proxy statement with the Securities and Exchange Commission. The definitive proxy statement contains proposals (i) to approve an amendment to the Company’s Second Amended and Restated Articles of Incorporation, as amended, effecting a reverse stock split of the Company’s common stock at a ratio to be determined by the Company’s Board of Directors within a range of one-for-five shares to one-for-fifteen shares, (ii) to approve an amendment and restatement of the ESPP to increase the number of shares of common stock reserved for issuance thereunder and to allow for nine additional separate offering periods, the final offering period to commence on August 16, 2017 and terminate on August 15, 2018, and (iii) to approve a stock option exchange program under which eligible employees (including executive officers but excluding non-employee members of the Company’s Board of Directors) will be offered the opportunity to exchange their eligible options to purchase shares of common stock outstanding under the Company’s equity compensation plans for a smaller number of new options at a lower exercise price. The Company currently plans to hold a special meeting of shareholders to vote on these proposals on December 16, 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as well as the financial statements and notes thereto. Except for historical matters contained herein, statements made in this quarterly report on Form 10-Q are forward-looking and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Without limiting the generality of the foregoing, words such as “may”, “will”, “to”, “plan”, “expect”, “believe”, “anticipate”, “intend”, “could”, “would”, “estimate”, or “continue” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Investors and others are cautioned that a variety of factors, including certain risks, may affect our business and cause actual results to differ materially from those set forth in the forward-looking statements. These risk factors include, without limitation, (i) risks to our ability to develop and sell WiMAX certified mobile products in a timely fashion; (ii) a slowdown of expenditures by communication service providers and failure of the WiMAX market to develop as anticipated; (iii) increased competition from alternative communication systems; (iv) a higher than anticipated rate of decline in our legacy business and/or a slower than anticipated rate of growth in the WiMAX business; (v) encroachment of large telecommunications carriers and equipment suppliers on the WiMAX market; (vi) the failure of our existing or prospective customers to purchase products as projected; (vii) our inability to successfully implement cost reduction or containment programs; (viii) our inability to retain our key customers; (ix) possible infringement of third party technologies which may result in lawsuits that could be costly to defend and prohibit us from selling our products; (x) risks to our ability to compensate for declining sales of obsolescent products with increased sales of new products; and (xi) disruptions to our operations in Israel, including the absence of employees, due to required military service, caused by political and military tensions in the Middle East. The Company is also subject to the risks and uncertainties described in its filings with the Securities and Exchange Commission, including those set forth in its Annual Report on Form 10-K for the year ended December 31, 2007, its quarterly report on Form 10-Q for the quarter ended March 30, 2008 and under Item 1A of Part II in this quarterly report on Form 10-Q for the quarter ended September 28, 2008.

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

We have transitioned our company over the last three years to focus on WiMAX product development and sales and marketing. As a result, a majority of our resources are dedicated to WiMAX-based products and we are dependent on the acceptance of WiMAX solutions in the marketplace.

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

Since July 1, 2003, we have acquired three suppliers of BWA equipment. Depending on the opportunities available, we may continue to expand our business through, among other things, acquisitions of other businesses and technologies and joint ventures. Accordingly, we anticipate our future results of operation and financial condition may be directly or indirectly materially affected by our acquisition and joint venture efforts. Acquisitions are inherently risky and our future growth may depend on our ability to successfully acquire, operate and integrate new businesses into our company.

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

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements and our critical accounting policies were included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form 10-K for the year ended December 31, 2007. With the exception of the items discussed in Note 9 in the accompanying Condensed Consolidated Financial Statements, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 28, 2008.

Comparison of the Quarter Ended September 28, 2008 to the Quarter Ended September 30, 2007

Revenue

Revenue totaled $17.8 million for the quarter ended September 28, 2008, representing a 21% decrease from the $22.5 million reported for the quarter ended September 30, 2007. The decrease compared to the third quarter of 2007 was attributable to a 25% reduction in WiMAX products and an 11% reduction in non-WiMAX revenues. The decrease in WiMAX revenue was due to a smaller number of customer shipments above $2 million made in the current quarter compared to the same period of 2007. In addition, certain customers in Africa were not able to complete their funding of letters of credit due to the ongoing credit crisis. Non-WiMAX revenues decreased to $5.7 million in the quarter ending September 28, 2008 from $6.4 million in the quarter ending September 30, 2007 as a result of the ongoing decline of our legacy business.

Geographically, in the third quarter of 2008, approximately 27% of our revenue was derived from customers in Europe, 26% from customers in Mexico, Latin America and the Caribbean, 22% from customers in the United States and Canada, 14% from customers in Asia and 11% from customers in Africa and the Middle East.

During the third quarter of 2008, more than 100 customers purchased WiMAX equipment from us compared with 70 customers during the third quarter of 2007.

Cost of Revenue

Cost of revenue decreased 16% to $12.3 million in the quarter ended September 28, 2008 from $14.7 million in the quarter ended September 30, 2007 primarily due to the decrease in revenue in the third quarter of 2008. The gross profit for the third quarter of 2008 was $5.5 million (31% of revenue) compared to a gross profit of $7.8 million (35% of revenue) for the third quarter of 2007. The lower margin percentage in the third quarter of 2008 reflects the higher percentage of period related costs on lower revenue as well as a change in product mix.

Research and Development Expenses

Research and development expenses decreased 11% to $5.5 million in the quarter ended September 28, 2008 from $6.2 million in the quarter ended September 30, 2007. The decrease year over year is primarily due to reduced personnel and subcontract development costs.

Sales and Marketing Expenses

Sales and marketing expenses increased 5% to $3.7 million in the quarter ended September 28, 2008 from $3.5 million in the quarter ended September 30, 2007. The increase as compared to the third quarter of 2007 is primarily attributable to additional headcount and trade shows.

Bad Debt Provision

In the third quarter of 2008, we recorded bad debt provisions of $0.5 million relating to customer accounts for which management has determined that full recovery is unlikely. We recorded bad debt provisions of $0.6 million in the third quarter of 2007.

General and Administrative Expenses

General and administrative expenses increased 9% to $3.5 million in the quarter ended September 28, 2008 from $3.3 million in the quarter ended September 30, 2007. The increase from the third quarter of 2007 was primarily attributable to higher stock compensation expense and professional fees, offset by lower headcount related costs in the third quarter of 2008.

Amortization of Intangibles

We recorded amortization of intangibles expense of $0.2 million in the third quarter of 2008 and for the third quarter of 2007. The amortization expense arises primarily as a result of our acquisition of intangible assets in connection with the ArelNet and Radionet acquisitions in June and November 2005, respectively.

Restructuring

In the third quarter of 2007, we did not record a restructuring charge. In the second quarter of 2008, we recorded a restructuring charge of $0.6 million to reflect the restructuring program we commenced in May 2008, the goal of which was to reduce operating expenses by approximately 15% compared to the level of operating expenses recorded in the first quarter of 2008. The cost reduction was accomplished primarily as a result of a reduction in worldwide headcount. As of the end of the third quarter of 2008, we had reduced headcount by approximately 13% compared to levels at the end of the first quarter of 2008. The majority of the headcount reduction was completed by the end of the third quarter. We recorded a restructuring charge of approximately $0.1 million in the third quarter of 2008. The restructuring resulted in a direct cash outlay primarily in the second and third quarters of 2008. We achieved cost savings of approximately $2 million relative to the cost structure that existed in the first quarter of 2008. Despite our efforts to prepare reliable projections, we recognize that our forecasts may prove to be imprecise due to unforeseen events, including unanticipated expenses or difficulties associated with requiring retained staff members to assume additional responsibilities and/or reorganizing our operations to more cost efficiently produce a given level of product revenue. See also “NOTE 3 - ACCRUED RESTRUCTURING CHARGES” to our condensed consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding the restructuring.

Interest Income, Net

At September 28, 2008, the outstanding principal and accrued interest payable on the Tekes Loans was $2.0 million. We also had outstanding borrowings under the bank line of credit for $12.5 million after drawing down $5.0 million in the third quarter of 2008. In the third quarter of 2008 and the third quarter of 2007, we incurred interest expense of $0.2 million on these loans. We had interest income of $0.2 million in both the third quarter of 2008 and the third quarter of 2007.

Other Income (Expense), Net

Other income (expense), net decreased to an expense of $0.4 million in the third quarter of 2008 from income of $0.3 million in the third quarter of 2007, primarily due to foreign exchange differences on cash balances.

Income Tax Credits (Charge), Net

In the third quarter of 2008, we recorded a net tax credit of $0.5 million, primarily relating to research and development tax credits in the United Kingdom, for which we became eligible starting in August 2008. The net tax credit is based on the Company’s effective tax rate, which includes the effects of the tax credits. Such tax credit reflects an estimate of eligible research and development costs to be incurred through the fourth quarter of 2008. The Company recorded a tax charge of $24 thousand in the third quarter of 2007. The Company was not eligible for the research and development tax credits in the UK in 2007.

Deemed Dividend Upon Issuance of Stock

In the third quarter of 2007, we recognized a non-cash charge of $4.1 million for a deemed dividend to our Series B preferred stockholders. We did not recognize a similar charge in the third quarter of 2008.

On September 26, 2007, we issued 15,000,000 shares of common stock in a public offering. As the sale price of these shares to the underwriters on a per share basis was less than $2.90 per share, there was an anti-dilution adjustment to the number of shares of common stock issuable on conversion of the Series B Preferred Stock. As a result of the anti-dilution adjustment, we recorded a deemed dividend of $4.1 million, calculated by multiplying the number of additional shares to be received on conversion (1.38 million shares) by $2.99, the closing price of the Company’s common stock on The NASDAQ Global Market on September 25, 2007, the date of the closing of the Private Placement.

 Net Loss Attributable to Common Stockholders

For the reasons described above, we incurred a net loss of $7.8 million, or $(0.13) per share, in the quarter ended September 28, 2008, compared to a net loss of $9.9 million, or $(0.24) per share, for the quarter ended September 30, 2007.

Comparison of the Nine Months Ended September 28, 2008 to the Nine Months Ended September 30, 2007

Revenue

Revenue totaled $56.3 million for the nine months ended September 28, 2008, representing a 21% decrease from the $71.2 million reported for the nine months ended September 30, 2007. Non-WiMAX revenues decreased to $18.2 million in the nine months ending September 28, 2008 from $26.4 million in the nine months ending September 30, 2007. WiMAX revenues for the first nine months of 2008 were $38.1 million compared to $44.8 million in the first nine months of 2007. Included within the first nine months WiMAX revenue for 2007 of $44.8 million was $11.5 million of revenues related to Yozan, which is no longer a significant customer of the Company. Revenues from Yozan were only $29 thousand in the first nine months of 2008.

Cost of Revenue

Cost of revenue decreased 27% to $38.9 million in the nine months ended September 28, 2008 from $53.3 million in the nine months ended September 30, 2007 primarily due to decreased sales. The cost of revenue for the first nine months of 2007 included a charge of $6.3 million for inventory provisions on non-WiMAX products. The gross profit for the first nine months of 2008 was $17.5 million (31% of revenue) compared to a gross profit of $17.9 million (25% of revenue) for the first nine months of 2007. The increase in gross margin percentage in the first nine months of 2008 as compared to the first nine months of 2007 is attributable to the impact of more revenue coming from products with higher product margins as well as the charge for inventory provisions in the first nine months of 2007.

Research and Development Expenses

Research and development expenses increased 9% to $19.2 million in the nine months ended September 28, 2008 from $17.6 million in the nine months ended September 30, 2007. The increase year over year is primarily due to increased personnel costs as we were investing more heavily in the development of WiMAX products earlier in 2008.

Sales and Marketing Expenses

Sales and marketing expenses increased 17% to $12.2 million in the nine months ended September 28, 2008 from $10.4 million in the nine months ended September 30, 2007. The increase as compared to the first nine months of 2007 is primarily attributable to additional headcount in 2008.

Bad Debt Provision

In the first nine months of 2008, we recorded bad debt provisions of $1.0 million relating to customer accounts for which management has determined that full recovery is unlikely. We recorded bad debt provisions of $1.6 million in the first nine months of 2007.

General and Administrative Expenses

General and administrative expenses decreased 3% to $11.1 million in the first nine months ended September 28, 2008 from $11.5 million in the nine months ended September 30, 2007. The decrease from the first nine months of 2007 was primarily attributable to lower headcount related costs in the first nine months of 2008.

Amortization of Intangibles

We recorded amortization of intangibles expense of $0.7 million in the first nine months of 2008 and for the first nine months of 2007. The amortization expense arises primarily as a result of our acquisition of intangible assets in connection with the ArelNet and Radionet acquisitions in June and November 2005, respectively.

Restructuring

In the first nine months of 2007, we recorded a restructuring credit of $0.5 million. In the first nine months of 2008, we recorded a restructuring charge of $0.7 million to reflect the restructuring program we commenced in May 2008, the goal of which was to reduce operating expenses by approximately 15% compared to the level of operating expenses recorded in the first quarter of 2008. The cost reduction was accomplished primarily as a result of a reduction in worldwide headcount. As of the end of the third quarter of 2008, we had reduced headcount by approximately 13% compared to levels at the end of the first quarter of 2008. The majority of the headcount reduction was completed by the end of the third quarter of 2008. The restructuring resulted in a direct cash outlay primarily in the second and third quarters of 2008. We achieved annual cost savings of approximately $2 million relative to the cost structure that existed in the first quarter of 2008. Despite our efforts to prepare reliable projections, we recognize that our forecasts may prove to be imprecise due to unforeseen events, including unanticipated expenses or difficulties associated with reducing our workforce, requiring retained staff members to assume additional responsibilities and/or reorganizing our operations to more cost efficiently produce a given level of product revenue. See also “NOTE 3 - ACCRUED RESTRUCTURING CHARGES” to our condensed consolidated financial statements contained in this quarterly report on Form 10-Q for additional information regarding the restructuring.

Interest Income, Net

At September 28, 2008, the outstanding principal and accrued interest payable on the Tekes Loans was $2.0 million. We also had outstanding borrowings under the bank line of credit for $12.5 million after drawing down $5.0 million in the third quarter of 2008. In the first nine months of 2008, we incurred interest expense of $0.4 million on these loans compared to interest expense of $0.2 million in the first nine months of 2007 due to higher amounts outstanding under the line of credit. Interest income decreased to $0.7 million in the first nine months of 2008 compared to $0.8 million in the first nine months of 2007.

Other Income (Expense), Net

Other income (expense), net decreased to $45 thousand of expense in the first nine months of 2008 from $0.3 million in income in the first nine months of 2007, primarily due to foreign exchange losses in the first nine months of 2008 on assets in currencies other than the US dollar.

Income Tax Credits (Charge), Net

In the first nine months of 2008, we recorded a net tax credit of $0.5 million, primarily relating to research and development tax credits in the United Kingdom, for which we became eligible starting in August 2008. The credit recorded in the first nine months of 2008 is based on the Company’s effective tax rate, which includes the effects of the tax credits. Such tax credit reflects an estimate of eligible research and development costs to be incurred through the fourth quarter of 2008. The Company recorded a tax charge of $0.1 million in the first nine months of 2007. The Company was not eligible for the research and development tax credits in the UK in 2007.

Deemed Dividend Upon Issuance of Stock

In the third quarter of 2007, we recognized a non-cash charge of $4.1 million for a deemed dividend to our Series B preferred stockholders. We did not recognize a similar charge in the third quarter of 2008.

On September 26, 2007, we issued 15,000,000 shares of common stock in a public offering. As the sale price of these shares to the underwriters on a per share basis was less than $2.90 per share, there was an anti-dilution adjustment to the number of shares of common stock issuable on conversion of the Series B Preferred Stock. As a result of the anti-dilution adjustment, we recorded a deemed dividend of $4.1 million, calculated by multiplying the number of additional shares to be received on conversion (1.38 million shares) by $2.99, the closing price of the Company’s common stock on The NASDAQ Global Market on September 25, 2007, the date of the closing of the Private Placement.

 Net Loss Attributable to Common Stockholders

For the reasons described above, we incurred a net loss of $26.6 million, or $(0.45) per share, in the nine months ended September 28, 2008, compared to a net loss of $26.7 million, or $(0.65) per share, for the nine months ended September 30, 2007.

Liquidity and Capital Resources

As of September 28, 2008 we had cash, cash equivalents, short-term investments and current restricted cash of $31.1 million, as compared to $36.7 million at December 31, 2007. As of September 28, 2008, this consisted of cash and cash equivalents totaling $21.9 million, short-term investments totaling $9.0 million and $0.2 million of restricted cash in current assets. In addition, we had restricted cash of $1.1 million in other non-current assets. We have no material capital commitments.

Since inception, we have financed our operations through private sales of convertible preferred stock, public offerings of common stock and a secured bank line of credit.

On August 21, 2008, we and our wholly-owned subsidiary, Airspan Communications Limited, entered into a Second Amendment to our August 1, 2006 Loan and Security Agreement, as amended August 7, 2007 (the “Loan and Security Agreement”) with SVB, with respect to a revolving credit line. For the term of the credit line, which expires on December 31, 2009, we may, subject to certain adjustments, borrow up to the lesser of (i) (a) 80% of eligible accounts receivable plus (as long as the Company’s worldwide cash and investments exceeds $20 million and the Company’s cash and investments maintained at SVB and its affiliates exceeds $15 million) (b) the lesser of (1) 60% of eligible inventory and (2) $8 million (the “Borrowing Base”) and (ii) $20 million. As of September 28, 2008, the Company had $2.2 million of unused available credit. We are currently using the credit line and we expect to continue to use it for the remainder of 2008. Although we believe the credit facility will increase our financial resources and financial flexibility, our use of the credit facility does present certain risks. Our ability to borrow under the credit facility is a function of, among other things, our base of eligible accounts receivable and inventory and the rate at which advances are made against eligible receivables and inventory (the “Advance Rate”). If the amount or quality of our accounts receivable or inventory deteriorates or the Advance Rate or eligibility criteria are adjusted adversely by SVB, our ability to borrow under the credit facility will be directly, negatively affected. If there is an adverse adjustment in the Borrowing Base at a time when we are unable to, within three business days, repay SVB the amount by which the Borrowing Base has been decreased, we will likely be in default under the Loan and Security Agreement. In addition, the credit facility requires us to satisfy certain financial covenants, including the maintenance of tangible net worth. As of September 28, 2008, the tangible net worth requirement was $30.0 million and the Company’s actual tangible net worth was $37.9 million. The Company was in compliance with all of the financial covenants at September 28, 2008. There is no assurance the Company will be able to meet this covenant in future quarters as required by the Loan and Security Agreement. In the event the Company is unable to meet this test in the future, we would plan to seek an amendment or waiver of this covenant. There can be no assurance that any such waiver or amendment would be granted. As a result, we may be required to repay any or all of our existing borrowings and we cannot provide any assurance that we will be able to borrow under the Loan and Security Agreement at a time when we most need money to fund working capital or other needs and prohibit us from paying dividends on our capital stock. The credit facility also contains various provisions that restrict our use of cash and operating flexibility. These provisions could have important consequences for us, including (i) causing us to use a portion of our cash flow from operations for debt repayment and/or service rather than other perceived needs, (ii) precluding us from incurring additional debt financing for future working capital or capital expenditures and (iii) impacting our ability to take advantage of significant, perceived business opportunities, such as acquisition opportunities or to react to market conditions. Our failure to meet financial and other covenants could give rise to a default under the Loan and Security Agreement. In the event of an uncured default, the Loan and Security Agreement provides that all amounts owed to SVB are immediately due and payable and that SVB has the right to enforce its security interest in our assets. The Loan and Security Agreement is secured by collateral, including all of our rights and interests in substantially all of our personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, books and records, contract rights and proceeds of the above items. At September 28, 2008, $12.5 million of indebtedness was outstanding under the Loan and Security Agreement. Advances under the Loan and Security Agreement bear interest at SVB's prime rate plus a percentage ranging from 0.0% to 1.75%, depending on certain financial and collateral tests. The monthly interest is calculated based on the higher amount of outstanding borrowings or $10.0 million. We have issued $3.0 million of letters of credit under the facility, which were still outstanding at September 28, 2008.

For the nine months ended September 28, 2008, we used $9.2 million of cash for operating activities, compared with an operating cash outflow of $12.6 million for the nine months ended September 30, 2007. The operating cash outflow for the first nine months of 2008 was primarily a result of the:

•    net loss of $26.6 million;
•    decrease of $2.7 million in accounts payable;
•    decrease of $1.7 million in deferred revenue; and
•    decrease of $1.6 million in other accrued expenses.

The cash outflow was offset by:
•    decrease of $14.6 million in receivables; and
•    decrease of $3.6 million in inventory.

Days sales outstanding were at 76 days at the end of the third quarter of 2008, up from 67 days at the end of the second quarter of 2008. The change from the end of the second quarter of 2008 to the end of the third quarter of 2008 primarily reflects the lower revenue level in the most recent period. Inventory turns were 4.2 for the third quarter of 2008, compared with 4.8 for the second quarter of 2008. The change in inventory turns is primarily attributable to the lower cost of sales in the third quarter.

The net cash used in investing activities for the nine months ended September 28, 2008 was $5.0 million. The investing cash outflow for the first nine months of 2008 resulted from $3.5 million of net purchases of investment securities and $1.5 million of fixed asset purchases.

Our net cash provided by financing activities for the nine months ended September 28, 2008 was $5.4 million, including $5.0 million drawn down on the line of credit, $0.3 million from sales of stock under the ESPP plan and $0.1 million from the exercise of stock options.

As of September 28, 2008, our material commitments consisted of obligations on operating leases, repayment of principal and interest owed on the Tekes Loans and purchase commitments to our manufacturing subcontractors. These purchase commitments totaled $22.7 million at September 28, 2008 and $25.0 million at September 30, 2007.

We have explored and may in the future explore and pursue other perceived opportunities to acquire wireless access and related businesses. We may seek to acquire such businesses through a variety of different legal structures and may utilize cash, common stock, preferred stock, other securities or some combination thereof to finance the acquisition. In connection with such activities, we are subject to a variety of risks, a number of which are described further in the Company’s Form 10-K for the fiscal year ended December 31, 2007, in its Form 10-Q for the quarter ended March 30, 2008 and under Item 1A of Part II in this quarterly report on Form 10-Q for the quarter ended September 28, 2008. There can be no assurance that any efforts we may make to acquire other businesses will be successful.

We have raised equity in the past and may in the future seek to raise additional equity or debt capital to assist us in financing an acquisition and/or our on-going business operations or those of any business that we may in the future acquire. Among other securities, we may seek to sell additional shares of common stock, or shares of an existing or newly designated class of preferred stock or debt securities. We have not, as of the date of this report, entered into any definitive financing arrangements other than those described above. Particularly in light of extraordinary market conditions, there can be no assurance that we will be able to secure equity or debt capital in amounts and on terms acceptable to us. Although we will seek to secure financing on terms and conditions favorable to the Company and its existing shareholders, we may seek to raise capital by issuing securities, which, under certain circumstances, enjoy certain preferences and/or priorities relative to the common stock or which may result in material dilution of the interests of our existing shareholders.

Until we are able to generate positive cash flow from operations, if ever, we intend to use our existing cash resources and the Loan and Security Agreement, if available, together with, depending on market conditions and opportunities, the net proceeds of external financings to finance our operations. We currently believe we will have sufficient cash resources to finance our operations for at least the next twelve months.

On April 25, 2008, the Company received a letter from the NASDAQ Stock Market (the “Notice”) notifying the Company that for the 30 consecutive trading days preceding the date of the Notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing on The NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5). The Notice also stated that pursuant to NASDAQ Marketplace Rule 4450(e)(2), the Company had been provided 180 calendar days, or until October 22, 2008, to regain compliance.

On October 20, 2008, the Company received notification that NASDAQ has suspended for a three month period the enforcement of the rules requiring a minimum $1 closing bid price or a minimum market value of publicly held shares. NASDAQ has said that it will not take any action to delist any security for these concerns during the suspension. NASDAQ has stated that, given the current extraordinary market conditions, this suspension will remain in effect through Friday, January 16, 2009 and will be reinstated on Monday, January 19, 2009. As a result of this suspension, the Company now has until January 26, 2009 to regain compliance with the minimum bid price rule.

As a result of the suspension, if, at any time before January 26, 2009, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we expect that NASDAQ will provide written notification that the Company has achieved compliance with the minimum bid price rule.

If the Company does not regain compliance with the minimum bid rule by January 26, 2009, NASDAQ will provide written notification that its securities will be delisted. At that time, the Company may appeal NASDAQ’s determination to delist its securities to a Listing Qualifications Panel. The Company may also apply to transfer its securities to The NASDAQ Capital Market if it satisfies the requirements for initial inclusion set forth in Marketplace Rule 4310(c) on such date. If the Company’s application is approved, the Company will be afforded the remainder of this market’s second 180 calendar day compliance period in order to regain compliance while its common stock remains listed on The NASDAQ Capital Market.

On November 5, 2008, the Company filed a definitive proxy statement with the Securities and Exchange Commission. The definitive proxy statement, among other things, contains a proposal to approve an amendment to the Company’s Second Amended and Restated Articles of Incorporation, as amended, effecting a reverse stock split of the Company’s common stock at a ratio to be determined by the Company’s Board of Directors within a range of one-for-five shares to one-for-fifteen shares. The Company believes that such a reverse stock split will help facilitate the continued listing of its common stock on The NASDAQ Global Market and enhance the desirability and marketability of its common stock to the financial community and the investing public. The Company currently plans to hold a special meeting of shareholders to vote on the reverse stock split proposal on December 16, 2008.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates. As of September 28, 2008 and December 31, 2007, we had cash, cash equivalents, short term investments and restricted cash of $31.2 million and $36.7 million, respectively. These amounts consisted of highly liquid investments, with more than 55% having purchase to maturity terms of 90 days or less. The balance has maturity terms of between 92 to 361 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from September 28, 2008 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

For the nine months ended September 28, 2008, 93% of our sales were denominated in US dollars, 2% were denominated in pounds sterling, 2% were denominated in Australian dollars, 2% were denominated in euro and 1% were denominated in the New Israeli Shekel. Comparatively, for the nine months ended September 30, 2007, 79% of our sales were denominated in US dollars, 17% were denominated in euro, 1% were denominated in pounds sterling and 3% were denominated in Australian dollars. Our total pounds sterling denominated sales for the nine months ended September 28, 2008 were $1.1 million, which were recorded at an average exchange rate of $1US = GBP £0.50962. Our total Australian dollar denominated sales for the nine months ended September 28, 2008 were $1.1 million, which were recorded at an average exchange rate of $1US = AUS$1.08746. Our total euro denominated sales for the nine months ended September 28, 2008 were $1.1 million, which were recorded at an average exchange rate of $1US = €0.65534. Our total New Israeli Shekel denominated sales for the nine months ended September 28, 2008 were $0.6 million, which were recorded at an average exchange rate of $1US = 3.5257 Shekels. If the average exchange rates used had been higher or lower during the nine month period ended September 28, 2008 by 10%, they would have decreased or increased the total pounds sterling, Australian dollar, euro and New Israeli Shekel-denominated sales value by a total of $0.4 million. We expect the proportions of sales in euro, Australian dollars and New Israeli Shekels to fluctuate over time. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not take into account changes in sales volumes.

For the nine months ended September 28, 2008, we incurred the majority of our cost of revenue in US dollars.

The Company’s operating results are affected by movements in foreign currency exchange rates against the US dollar, particularly the UK pound sterling and New Israeli Shekel. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling and New Israeli Shekels.

During the nine months ended September 28, 2008, we paid expenses in local currency of approximately 11.5 million pounds sterling, at an average exchange rate of $1US = GBP £0.50962.. During the nine months ended September 28, 2008, we paid expenses in local currency of approximately 42.7 million New Israeli Shekels, at an average exchange rate of $1US = 3.5257 Shekels. If the average exchange rates for pounds sterling and New Israeli Shekels had been higher or lower for the nine month period ended September 28, 2008 by 10%, the total pounds sterling and New Israeli Shekel-denominated operating expenses would have decreased or increased by $2.0 million and $1.1 million, respectively.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, and the similar evaluation undertaken at the end of 2007, the Chief Executive Officer and Chief Financial Officer concluded that as of September 28, 2008, our disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s third quarter of 2008 that have affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases.  The amended complaints include a number of changes, such as changes to the definition of the purported class of investors.  On September 27, 2007, the plaintiffs moved to certify classes in the six focus cases.  The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them.  On March 26, 2008, the District Court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  With respect to all other claims, the motions to dismiss were denied.  On October 10, 2008, at the request of plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.  We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate, nor can we predict the amount of any such settlement and whether that amount would be greater than Airspan’s insurance coverage.  If Airspan is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Airspan’s insurance coverage and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

From time to time, the Company receives and reviews offers from third parties with respect to licensing their patents and other intellectual property in connection with the manufacture of our WiMAX and other products. There can be no assurance that disputes will not arise with such third parties if no agreement can be reached regarding the licensing of such patents or intellectual property.

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

Item 1A. RISK FACTORS

Except for the risk factor set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Item 1A of Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008.

Current adverse economic conditions could negatively impact the Company’s business.

The Company’s operations are affected by local, national and worldwide economic conditions. The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding capital and commodity markets. A lower level of economic activity may adversely affect the Company’s revenues and future growth, as well as the future growth of the WiMAX market upon which our business is substantially dependent. The current instability in the financial markets, as a result of recession or otherwise, may also affect the cost of capital and the Company’s ability to raise capital.

Current economic conditions may be exacerbated by insufficient financial sector liquidity which may impact our customers’ ability to pay timely for our products, increase customer bankruptcies and may lead to increased bad debts.

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

AIRSPAN NETWORKS INC.

Date: November 5, 2008	By:	/s/ DAVID BRANT
Name: David Brant
Title: Chief Financial Officer