Form 10-K
period 2008-12-31
AIRSPAN NETWORKS INC
filed 2009-03-31
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of July 1, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $42,057,251 based on the closing sale price as reported on the NASDAQ Global Market. This calculation has been performed under the assumption that all directors, officers and stockholders who own more than 10% of the registrant’s outstanding voting securities are affiliates of the registrant.

As of March 27, 2009, the number of shares of the registrant’s common stock was 59,814,232.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference either (i) portions of the registrant’s definitive proxy statement relating to its 2009 Annual Meeting of Shareholders, or (ii) an amendment to this Annual Report on Form 10-K, which definitive proxy statement or amendment is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the registrant’s fiscal year ended December 31, 2008.

AIRSPAN NETWORKS INC.

FORM 10-K

For the Year Ended

December 31, 2008

TABLE OF CONTENTS

CAUTIONARY STATEMENTS RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE
PURPOSE OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

Some of the discussion under the captions “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Form 10-K may include certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements with respect to anticipated future operations and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. These statements involve known and unknown risks and uncertainties, such as our plans, objectives, expectations and intentions, and other factors that may cause our, or our industry’s, actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These factors are listed under “Risk Factors” and elsewhere in this Form 10-K.

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

As used in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “Airspan”, and “the Company” mean Airspan Networks Inc., unless otherwise indicated. AIRSPAN, HiperMAX, MacroMAX, MicroMAX, MacroMAXe, MiMAX, EasyST, EasyST-Wi-Fi, ProST, ProST-Wi-Fi, Netspan, AS.TONE, iTONE, AS.NET, FlexNET, ViaNET, AS3010, AS3030, AS3030 PTP, AS4000, AS4020, AS4030, WipLL, Sitespan, WipManage, AirspanAccess, Netspan and Proximity are trademarks or registered trademarks of Airspan. All other trademarks and trade names appearing in this Annual Report on Form 10-K are owned by their respective holders.

PART I

ITEM 1.  BUSINESS

Airspan Networks Inc. (“Airspan” or the “Company”) is a global supplier of broadband wireless equipment supporting the Worldwide Interoperability for Microwave Access (“WiMAX”) protocol standard, which provides a wide area telecommunication access network to connect end-users to telecom backbone networks. The WiMAX standard is established by the WiMAX Forum®, a self-regulatory, industry standards-setting organization.  While our main product focus is WiMAX, we utilize other supplemental technologies, including Wireless Fidelity (“Wi-Fi”) and Voice-over-Internet Protocol (“VoIP”), which allow communications network operators and service providers to deliver high-speed data and voice services cost-effectively using wireless communications rather than wired infrastructure.

Historically, the primary market for our wireless systems has been fixed (stationary) point to multi-point applications.  Our development of new technology has expanded the market to include portable and mobile applications.  Today, we produce radio base station equipment to transmit radio signals from a central location to the end-user who is equipped with a subscriber receiving unit.  Our WiMAX products enable high speed connectivity due to efficient transmission techniques.  With product certification according to mobile WiMAX standards, our mobile applications can be made available directly to end-user devices such as laptops and personal digital assistants to deliver wireless connectivity - at home, in the office and on the move.  Our primary target customers continue to be communications service providers and other network operators that deploy WiMAX networks in licensed and unlicensed (license-exempt) spectra worldwide.  These customers include incumbent local exchange carriers (often referred to as “local exchange carriers”, “ILECs”, or simply telephone companies), Rural Local Exchange Carriers (“RLECs”), Internet service providers (often referred to as “ISPs”), Wireless Internet Service providers (often referred to as “WISPs”), Mobile Virtual Network Operators (often referred to as “MVNOs”), and Competitive Local Exchange Carriers (“CLECs”).  We also serve a robust and growing market segment, including participants in the energy and utility, defense and public safety, and other government sectors.  This newly-served non-carrier customer base represents a significant expansion of our traditional addressable market and is served by both our fixed and mobile WiMAX products.  Our broadband wireless systems have been installed by more than 500 network operators in more than 100 countries.

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

In 2007, we introduced a portable miniature device (the MiMAX subscriber terminal) that can be plugged into a standard laptop, enabling WiMAX connectivity to a variety of devices through a USB port.  Our MiMAX USB received WiMAX certification by the WiMAX Forum® in the second quarter of 2008.

Earlier in 2008, we announced the MacroMAXe mobile-WiMAX base station, developed in partnership with Fujitsu.  MacroMAXe is an all-in-one base station offering the range and features typically included in larger base station equipment. In addition, the MacroMAXe uses sophisticated power amplifier technology which allows for extremely low power consumption, which improves the carbon footprint of the network.

Airspan’s predecessor, Airspan Communications Corporation, was incorporated as a Delaware corporation on January 30, 1998. Airspan Networks Inc. was incorporated in 1999 as a Washington corporation and at that time merged with Airspan Communications Corporation.  Our corporate headquarters are located in Boca Raton, Florida. Our main operations, manufacturing and product development centers are located in Uxbridge, United Kingdom and Airport City, Israel.  Our telephone number in Boca Raton is (561) 893-8670.  Further contact details and the location of all our worldwide offices may be found at www.airspan.com.

A copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Web site, www.airspan.com, as soon as reasonably practicable after such material is electronically filed with the SEC.  The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

Industry Overview

The WiMAX Market

WiMAX is an essential element in achieving the wireless communications industry’s aim of providing economic broadband access to both fixed and mobile customers over a wide geographic area. This market is the product of two parts of the telecommunications markets that have converged over time:

•	the market for fixed location “last mile” access where high speed data, voice, and video services are provided to stationary locations from a central base station; and

•	the market for fixed, portable or fully mobile access where high-speed broadband data access connectivity is available to users across a broader geographic coverage range.

Airspan has designed base station and subscriber equipment which supports both the 802.16d and 802.16e airlink. The market for fixed broadband equipment has existed for several years, and we have participated as a supplier to this market since our inception in 1998. Before 2005 and prior to WiMAX standardization, the market reflected operator deployments of various network architectures, developed to proprietary specifications by Airspan and other suppliers.

The introduction of WiMAX compliant products in 2005 created additional deployment opportunities for broadband wireless systems. WiMAX is a standards-based technology enabling the delivery of wireless broadband access as an alternative to cable and digital subscriber line (“DSL”).  WiMAX provides fixed, nomadic, portable and mobile wireless broadband connectivity without the need for a direct line-of-sight connection to a base station. According to the WiMAX Forum®, in a typical cell radius deployment of three to ten kilometers, WiMAX systems can be expected to deliver capacity of up to 40 Mbps per channel for fixed and portable access applications. This is sufficient bandwidth to simultaneously support hundreds of businesses with T-1 speed connectivity and thousands of residences with DSL speed connectivity. WiMAX therefore has become a viable alternative to fiber-based networks that would be too uneconomical to deploy in the area covered by a WiMAX cell. WiMAX network deployments provide downstream Internet Protocol (“IP”) services up to 30 Mbps within a typical cell radius deployment of up to three kilometers. These data rates are much higher than those offered by the current generation of cellular network technologies. During 2008, we introduced broadband wireless products that also allow network operators to provide customers with mobile access solutions as well (the 802.16e airlink).

Many carriers envision offering two distinct service types in their network, a fixed component equivalent to existing wireline services and a mobile component to address the broadband needs of mobile subscribers. Airspan’s products are particularly well-designed for carriers who plan to implement either mode of operation, sometimes referred to as “fixed-mobile convergence” or “FMC.”

Semiconductor vendors, including Intel Corporation, also support WiMAX and are promoting its use worldwide. Similarly, device manufacturers are using WiMAX standards to develop innovative customer equipment and other end-user devices like PCMCIA cards and handheld devices (“Mobile Internet Devices”, or “MIDS”). System integrators are active market participants who work with manufacturers to deploy WiMAX technology and ensure the high service levels that the market demands.

Wi-Fi technology was designed and optimized for Local Area Networks (“LANs”) typically covering a home, store or office, whereas WiMAX was designed and optimized for Wide Area Networks (“WANs”). Typically, WiMAX is not considered a replacement for Wi-Fi. Rather, WiMAX complements Wi-Fi by extending the reach and providing a “Wi-Fi like” user experience for WiMAX subscribers on a larger geographical scale. Beginning in 2009 we expect that WiMAX will deliver wireless connectivity directly to end-user devices that will have built-in WiMAX capability, including laptops and PDAs.

Broadband wireless technologies are viable economic and technological solutions for operators seeking to fill gaps in their networks where wired technologies are incapable of providing broadband access, or for extending the reach of wired networks where it becomes uneconomical to use wired technologies.

Market Drivers

The Global Need for Broadband Access

The worldwide market for broadband wireless equipment has been accelerated by the availability of WiMAX technologies, and is expected to grow from $1.5 billion in 2009 to $5.8 billion in 2013 (source:  Skylight Research). Over the past five years there has been continued growth in the number of broadband wireless equipment end-users throughout the world. At the end of September 2008, the number of broadband Internet users was estimated to be 398 million, up from 328 million at the end of September 2007 (source: Point Topic Ltd). Additionally, growth in broadband end-users has accelerated in developing countries, and in rural areas of developed countries, with a historically limited supply and penetration of telecom services, including broadband access. Although mobile operators are often chosen to satisfy the demand for basic telephony in low tele-density regions, broadband wireless systems are often alternatively selected in many areas to provide broadband access solutions due to superior features such as higher data speeds, rapidity of deployment and availability of frequencies not serviced by traditional cellular networks.

Global Deregulation and the Need for Reliable, Cost-Effective and Rapid Network Deployments

The worldwide deregulation of the telecommunications industry in the past 20 years has created the opportunity for many industry participants, including RLECs, CLECs, ISPs and WISPs, to provide local access connections that were historically only offered by ILECs. Many of these CLECs and ISPs are now striving to differentiate their service offerings on the basis of their range of services, quality and reliability, customer service, provisioning and pricing.

RLECs, CLECs, ISPs and WISPs have also expanded their focus beyond large business customers to serving small and medium-sized businesses, residential and small-office/home-office customers as well as providing services outside of the major urban areas. To serve these markets, service providers require more cost-effective network deployment solutions to compensate for lower than average customer spending on communications services and larger coverage area requirements. Wireless solutions allow for network infrastructure that does not require digging trenches and laying of cables, significantly reducing initial deployment and ongoing maintenance costs.

We believe that the introduction of high-capacity WiMAX broadband wireless systems has made it possible for RLECs, CLECs and ISPs to offer combinations of voice, data and video services to customers to match the bundled service offerings of their ILEC competitors. WiMAX has also given those service providers the ability in many instances to bypass entirely the wired networks of their ILEC competitors, eliminating the problems and risks of shared facilities encountered in the past by such service providers.

Non-Carrier Market Participants Increasingly Building Their Own Networks

There are a number of vertical markets that benefit from and enjoy the advantages of wireless broadband infrastructures. Enterprises have found private broadband wireless networks can be more cost-effective and secure for their own corporate communications networks than public networks. In addition, utility companies, for example, have been able to reduce expenses and create additional sources of revenue using broadband wireless equipment linked to their existing transmission and access networks. Lastly, government, defense and public safety agencies build out wireless broadband networks to enable mobile law enforcement and emergency response units to access real-time data and communicate vital information via the network. Inter-connecting remote public safety buildings and setting up a wireless surveillance camera system are additional applications in this market.

Delivering Broadband Internet to Rural and Developing Markets Supported by Government Stimulus

Across the rural United States and in many countries in the developing world service providers have existing networks that are unable to provide reliable data, voice and fax services while some countries lack the network infrastructure to make basic telephone services broadly available. Operators of all sizes in these markets need cost-effective, rapidly deployable alternatives to traditional copper based networks. In short, the demand for broadband in rural and underserved markets is growing rapidly and Airspan continues to target these markets.

Recently, governments in various countries have also taken on broadband initiatives to improve broadband availability to their citizens. For example, Japan has incorporated a broadband strategy that provides money or tax incentives to cities to deploy broadband with the hope of completing full broadband coverage to the entire nation by 2010.

The Obama Administration in the United States has recently passed a stimulus package which includes several billion dollars for broadband Internet expansion into rural areas of the United States.  These government initiatives allow for added competition and for smaller, local providers to undertake or expand their broadband initiatives to offer broadband services to a wider customer base.  WiMAX fits these customers’ needs for cost-effective and quick broadband deployment.  Airspan has traditionally been a strong participant in rural US markets and has approximately 30% market share among WiMAX equipment providers in 3.65 GHz for this market (Source: SkyLight Research February, 2009).

Increased Availability of Licensed and Unlicensed (or License-exempt) Spectrum

With the global proliferation of the Internet and the related growth in demand for broadband connectivity, government competition policy and other political pressures to make broadband available in underserved areas has led to the allocation of new spectrum for broadband wireless, both licensed and unlicensed, in many countries.  Historically, most licensed spectrum has been made available globally in the 3.5 GHz band; however, more recently, governments have committed to make frequency available in the 2.3 – 2.5 GHz bands, in support of greater access to broadband provided by WiMAX and enhanced competition among industry participants.  During 2008, 3.5 GHz spectrum was licensed for the first time in several countries and the 700 MHz band in the United States was auctioned to a broad number of companies.  In addition, plans are underway for the allocation of additional spectrum at 2.3 – 2.6 GHz in other countries, as are allocations of other frequencies for broadband wireless applications.  Frequencies are also being licensed in other sub 6 GHz spectrums, particularly sub-1 GHz spectrum in European countries, and in the 3.3 GHz band in India.

Additional frequencies for unlicensed (“lightly licensed”) applications were added recently in 3.65 GHz in the United States.  The greater availability of license-exempt spectrum has been of particular benefit to many smaller carriers and ISPs, where a significant market has developed around the deployment of broadband in rural communities using license-exempt wireless access systems.  We believe the increasing availability of licensed and unlicensed spectrums will increase the demand for WiMAX solutions.

Our Strategy

Historically, our business addressed communications service providers that use fixed, non-WiMAX wireless infrastructure to deliver services in those parts of their service areas that are difficult or not cost effective to reach using copper or fiber. We now offer a comprehensive range of WiMAX solutions to support these traditional fixed wireless applications as well as the broader market for the mobile applications that WiMAX is enabling. We are leveraging many years of experience in complex radio systems design to provide innovative and cost-effective products for all types of WiMAX users.

We have transitioned our company over the last four years to focus on WiMAX product development and sales and marketing. As a result, a substantial majority of our resources are now dedicated to WiMAX-based products. As the need for broadband connectivity drives growth in the wireless market and WiMAX enables communications carriers to offer additional services, we expect the overall market for broadband wireless equipment to continue to expand.

We plan to capture as much of this market growth as possible with our WiMAX product line based on three key strategic differentiators:

•	First, we intend to exploit our early mover advantage as a technology leader.

We have developed a robust portfolio of WiMAX products over the past four years and have been selected by major carriers to provide their next generation broadband wireless capability. We are a charter member of the WiMAX Forum®, which has grown to more than 500 members. The WiMAX Forum® continues to work together with the Institute of Electrical and Electronics Engineers, Inc. (“IEEE”) to establish and develop WiMAX standards, including the IEEE 802.16-2004 standard (the “802.16d standard”) for fixed and nomadic applications and, more recently, the IEEE 802.16-2005 standard (the “802.16e standard”) for fixed, mobile, nomadic and portable applications. Compliance with standards promulgated by the WiMAX Forum® assures interoperability of products with any other vendor’s WiMAX-certified products.

•	Second, we will provide a full range of WiMAX products to allow flexible and cost-effective deployment, service and delivery options for our customers.

Many carriers focus on radio coverage which allows them to minimize the number of base station sites that they require. Our product architecture supports high performance operations using methods, including MIMO transmission techniques, diversity of radio signal transmission (transmit and receive diversity) and other extensions of basic radio transmission, to maximize the coverage footprint from a single base station site. Our customers often test and compare the coverage capabilities of various equipment suppliers and we focus on differentiating our performance in this critical benchmark metric. By deploying superior coverage solutions, operators can reach a broader customer base in their available radio spectrum with lower capital expenditures. In particular, our HiperMAX and MacroMAXe base station products have been designed for customers that require high coverage performance.

Our MicroMAX base station product provides a smaller, lower cost base station that enables operators to deploy WiMAX in geographic areas where the population of potential subscribers is less dense. As a result, the operator can deliver wireless broadband service to these markets quickly, cost-effectively and with a minimum commitment of capital while still achieving network economies of scale.

Since the number of target applications for WiMAX is broad, we have recognized that a single type of subscriber receiving unit will not fit the needs of all end-user applications. Our strategy is to offer three types of WiMAX subscriber units to support the large number of additional devices expected to be made available to consumers as the WiMAX ecosystem expands, including eventually WiMAX enabled cell phones. Our EasyST is a small unit that can be installed directly by the end customer in attractive home packaging and easily fits on a desktop. Our ProST, a subscriber unit designed for outdoor installation, combines superior radio performance with a number of data networking and powering options. We have also developed a portable device for laptop applications in a USB form factor (MiMAX) that works across a wide range of radio frequencies supported by the mobile WiMAX standard. Furthermore, we provide product packaging that includes optional integrated Wi-Fi access capability and Voice Service support for the EasyST and the ProST.

•
Third, we offer products that address the primary radio frequencies being made available for broadband wireless access, thereby allowing us to address numerous licensed and unlicensed customer opportunities.

Carriers around the world have access to a wide range of different radio spectrum. Many carriers planning to launch WiMAX networks have different specific radio bands so the addressable market is broadest for equipment providers with the widest range of frequencies supported by their equipment. A licensed spectrum is typically leased from a government agency. Some carriers do not have access to licensed radio spectrums at all and we provide products that can be used by these carriers also. We provide products in both licensed and unlicensed, or license-exempt, frequencies allowing our customers to make the most of the available spectrum in the areas in which they operate. This broad array of different frequency solutions is important when serving diverse markets, such as the rural United States, where our customers and potential customers have access to different spectrum allocations ranging from 700MHz to 5.8GHz.

 Our strategy is to sell our systems and solutions through our direct sales force, independent agents, resellers and original equipment manufacturer (“OEM”) partners. Our direct sales force targets network operators, ISPs and enterprises in both developed and developing markets. In many of our markets we also sell through independent agents, resellers and system integrators who target network operators and other customers. In addition, we also sell our products to OEMs who may sell our products under their names.

To ensure that our products can be used in the broadest possible customer base, we have created versions of the basic products across a wide range of frequencies up to 6 GHz, so that as many operators as possible can deploy WiMAX. We establish market leadership in this way; for example, currently, Airspan offers the only FCC-certified WiMAX solution for the 700 MHz frequency band. In addition, the Company has developed both Frequency Division Duplex (“FDD”) and Time Division Duplex (“TDD”) variants of the products to meet the specific needs of individual operators.

Special Committee

The Board of Directors of the Company has established a special committee of independent directors (the “Special Committee”) to consider strategic alternatives for the Company.  The Special Committee has retained Stephens Inc. as its financial advisor to assist it in reviewing possible strategic alternatives.  There can be no assurance that strategic alternatives will be available or that the Company will elect to consummate any such alternatives.  The Company does not currently intend to provide updates or make any further comments until the outcome of the strategic review process is determined.

Customers

Our customers are principally network operators, who provide their customers with fixed, nomadic and portable broadband solutions, as well as backhaul and bridging solutions. Beginning in 2008, we introduced broadband wireless products that also allow network operators to provide customers with mobile access solutions as well.  Our customers today can generally be described as follows:

•	Fixed and mobile carriers looking to provide high speed triple-play broadband services to a wide customer base;

•	Energy, utility and enterprise and data centric carriers where high speed connectivity is required between locations with a variety of private networking capabilities;

•	Military, defense and public safety network operators providing wireless connectivity across a broad range of applications; and

•	Wireless ISPs that operate in areas where other carriers choose not to offer broadband access services.

We began shipping our products in 1996. By the end of December 2008, we had shipped to over 500 customers in more than 100 countries.

Our contracts with our customers typically provide for delivery of products and services, including training, radio planning and maintenance provided by Airspan.  Our contracts sometimes include installation and commissioning, which are generally provided by subcontractors. In addition, we generally also agree to provide warranty for the equipment and software for a limited period of time.

We currently derive, and expect to continue to derive, a substantial percentage of our net sales from fewer than ten customers. In 2008, approximately 55% of our revenues were derived from our top ten customers, including revenues from Axtel S.A. de C.V., Mexico (“Axtel”) for approximately 15% of our revenue. This was the only customer that individually accounted for more than 10% of our 2008 annual revenue. In fiscal 2009, we expect significantly lower revenue from Axtel.

Our contracts are generally non-exclusive and may contain provisions allowing our customers to terminate the agreement without significant penalties. Our contracts also may specify the achievement of shipment, delivery and service commitments. We are generally able to meet these commitments or negotiate extensions with our customers.

Products

Our product offerings are comprised of a range of products based on WiMAX standards and proprietary wireless technologies as well as VoIP and Wi-Fi products. Where we refer in this document to “WiMAX products”, we are referring to both WiMAX Forum CertifiedTM products (those products that have been certified as meeting the standards established by the WiMAX Forum®) and WiMAX compliant products that we believe we have manufactured according to those standards but which may or may not become WiMAX Forum CertifiedTM products in the future.

WiMAX Product Portfolio

We have developed and continue to develop a line of WiMAX products for the WiMAX/IEEE 802.16 mobile and fixed standards. WiMAX products are based on an air interface that employs Orthogonal Frequency Division Multiplexing (“OFDM”) and Orthogonal Frequency Division Multiple Access (“OFDMA”). This interface has characteristics that permit broadband wireless signals to penetrate objects more effectively than the airlinks used in our earlier products, and thereby creates significant opportunity for the installation of customer equipment in non-line-of-sight (“NLOS”) environments. Airspan’s first WiMAX products became generally available for commercial sale in the fourth quarter of 2005 for the 3.5 GHz FDD band. As of March 2009, our WiMAX portfolio was comprised of the following products:

Product	Description	Available Frequencies

Base Stations

• HiperMAX
HiperMAX Base Station is optimized to support both the IEEE 802.16e-2005 and 802.16d-2004 specification for WiMAX. Both 256 OFDM and scalable OFDMA physical layers are supported within the overall design.
3.3 GHz, 3.4-3.6 GHz TDD/FDD, 3.6-3.8 GHz TDD, 4.9-5.0 GHz TDD

HiperMAX-Micro is an all-outdoor single sector Base Station based on the same technology as HiperMAX and is available in all of the same frequencies.

• MicroMAXd
MicroMAX Base Station is highly modular in design and is composed of two main components: the all-outdoor Base Station Radios (“BSR”) and the indoor Base Station Distribution Unit (“BSDU”). Each Base Station could contain up to 16 BSRs, depending on the amount of available spectrum.

FDD (1.5 GHz; 3.4-3.5 GHz; 3.4-3.6 GHz; 3.6-3.8 GHz) TDD (698-746 MHz; 1.42-1.52 GHz; 2.5-2.69 GHz; 2.7-2.9 GHz; 3.3-3.5 GHz; 3.4-3.6 GHz; 3.6-3.8 GHz; 4.9-5.0 GHz; 5.15-5.35 GHz; 5.47-5.725 GHz; 5.725-5.875 GHz; 5.85-5.95 GHz)

• MacroMAXd
The MacroMAXd product has been developed for urban, high-density deployment situations. MacroMAX architecture utilizes an indoor radio unit, with external feeders to appropriate mast installed antennae.
3.4-3.6 GHz FDD

Product	Description	Available Frequencies

• MacroMAXe
MacroMAXe is a highly integrated, all outdoor, mobile WiMAX Base Station. Very small in size and incorporating advanced technology components, the Base Station requires very low power consumption. These units support the IEEE 802.16e-2005 platform. Together, multiple units enable mobile users to retain connectivity while their session is automatically handed off from one base station to another.
TDD 2.5 GHz, 2.3 GHz, 3.5 GHz, 3.65GHz

Subscriber Terminals/Customer Equipment

• EasyST
The EasyST is designed to be installed by the end-user. EasyST supports different deployment options to optimize performance depending on the actual location. EasyST can also be deployed with the optional EasyST-WiFi unit thus providing combined WiMAX and Wi-Fi functionality in the same unit. When combined with the EasyWiFi base, the EasyST creates a unique combined WiMAX / Wi-Fi terminal that can be an instant public hotspot or Indoor Metro-Zone Wi-Fi node.  The EasyST overall design supports both 256 OFDM (TDD & FDD) and scalable OFDMA (TDD) physical layers offering operators a flexible choice of fixed or mobile WiMAX air interface, which complements the capabilities of Airspan’s Base Stations.
FDD (3.4-3.6 GHz; 3.6-3.8 GHz) TDD (700 MHz, 1.5 GHz; 3.3-3.5 GHz; 3.4-3.6 GHz; 3.6-3.8 GHz; 4.9-5.0 GHz; 5.725-5.875 GHz)

• ProST
The ProST and ProST-WiFi are designed for rapid and simple external deployment, to be fitted by trained personnel in less than one hour. The unit is ideal when a specific service-level agreement needs to be guaranteed. The ProST ensures high service availability at enhanced ranges, operating in both line-of-sight and NLOS propagation environments.  The ProST-WiFi is a unique combination terminal that integrates WiMAX with an outdoor Wi-Fi access point to create instant public hotspots or outdoor Wi-Fi Metro-Zone nodes.  The ProST design supports both 256 OFDM (TDD & FDD) and scalable OFDMA (TDD) physical layers offering operators a flexible choice of fixed or mobile WiMAX air interface, which complements the capabilities of Airspan’s Base Stations.
FDD (3.4-3.6 GHz; 3.6-3.8 GHz) TDD (700 MHz, 1.5 GHz; 3.3-3.5 GHz; 3.4-3.6 GHz; 4.9-5.0 GHz; 5.15-5.35 GHz; 5.47-5.725 GHz; 5.8 GHz; 5.85-5.95 GHz)

• MiMAX USB
MiMAX USB is a WiMAX Certified mobile device which provides quad-band operation. Pluggable into any USB port, this device offers high-speed connectivity to laptops, personal computers and a number of other portable devices. With a plug-and-play feature, this device allows for quick, easy and affordable connectivity to any mobile WiMAX network, enabling true roaming and mobility. MiMAX devices support the full Mobile WiMAX Wave 2 Certification Profiles including Interoperable MIMO and Beam Forming techniques as defined by the IEEE802.16 standard.
2.3-2.4 GHz TDD, 2.496-2.69 GHz TDD, 3.3-3.8 GHz TDD, 4.9-5.8 GHz TDD

Through our participation in the WiMAX Forum®, we contribute to the development of the IEEE 802.16 standards and WiMAX Forum® technical activities. As a part of our development of the WiMAX portfolio, we are working closely with key technology partners. These include:

•	Intel Corporation — Application Specific Integrated Circuits for customer equipment;

•	picoChip Designs Limited — High performance parallel processors for SDR base stations;

•	SEQUANS Communications — Systems on a Chip for integrated Micro base stations; and

•	Starent Networks — Access Service Network (“ASN”) enabling roaming on mobile WiMAX networks.

We are also investing in the development of technologies and techniques that will provide further performance benefits. These include the development of multi-channel radio transceivers and smart antenna technology.

Wi-Fi Product Portfolio

Airspan’s AS.Net products are based on the IEEE 802.11a/b/g standards. Airspan believes that a combination of WiMAX and Wi-Fi technologies can provide flexible combinations of wireless-based broadband connectivity solutions in enterprise and carrier networks.

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

Voice over Internet Protocol (“VoIP”) Products

In June 2005, we acquired all of the outstanding shares of capital stock of ArelNet Ltd of Israel (“ArelNet”), a pioneer in VoIP network infrastructure equipment and solutions, including soft switches and gateways supporting all major VoIP standards. The ArelNet product portfolio (“AS.TONE”) gives us the ability to sell VoIP products on a stand-alone basis or in combination with our WiMAX products to operators wishing to offer voice services over their IP-based networks.

Network Management Systems

Our product platforms are supported by network management systems (“NMS”) that perform configuration, alarm, test and performance management activities that help ensure that the services provided over a network are uninterrupted and of high quality. All of our NMS are flexible and can be expanded to suit a range of different networks. They permit network operators to manage remotely a geographically dispersed set of network elements. They also all feature intuitive graphical user interfaces, and allow remote maintenance for all deployed equipment. Our NMS have been marketed under the names Netspan, REM (Remote Element Manager) and WipManage.

Research and Development

As of March 1, 2009, we had 103 full time employees and contractors engaged in research and development located in Uxbridge, United Kingdom, Airport City, Israel and elsewhere. Our wireless technologies have been under continuous development since 1992, deliver high performance and are resilient in a very wide range of deployment conditions.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret law and confidentiality or license agreements to protect our proprietary rights in products, services, know-how and information. Intellectual property laws afford limited protection. Certain rights held by us and our subsidiaries provide us with a competitive advantage, even though not all of these rights are protected under intellectual property laws. It may be possible for a third party to copy our products and services or otherwise obtain and use our proprietary information without our permission.

During the development of our products, we have generated a significant patent portfolio. As of March 1, 2009, our development efforts have resulted in over 30 separate U.S. patents granted (some with various foreign counterparts), with a further three currently pending U.S. applications. In connection with our acquisition of Radionet Oy, Ltd of Finland (“Radionet”) in November 2005, we acquired two U.S. patents. For these technologies we do not pay significant royalties to any other companies. To improve system performance and reduce costs, we have developed custom integrated circuits that incorporate much of our intellectual property, and which are the key elements of our wireless solutions.

In connection with our acquisition of the Proximity business from Nortel Networks (“Nortel”), Nortel assigned to us all of its rights, title and interest in the Proximity trademarks and service marks and certain of its copyrights used exclusively with the Proximity products. In addition, Nortel has granted us a non-exclusive, world-wide license to use its U.S. patents that relate to the Proximity products for the term of the patents. Nortel has also granted us a non-exclusive, worldwide license to use certain of its copyrights, which were not assigned to us, and its trade secrets relating to the Proximity products. The copyright and trade secrets licenses are perpetual.

United States patents are currently granted for a term of 20 years from the date a patent application is filed. Our U.S. patents have in the past given us competitive advantages in the marketplace, including a number of patents for wireless transmission techniques and antenna technologies.

United States trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade. We register our trademarks in a number of other countries where we do business.

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

The Company has extensive lab-based Integration and Test facilities at the research and development facilities in Uxbridge, United Kingdom and in Airport City, Israel.  Lab-based testing is insufficient to fully test the systems that we design.  Therefore we operate live multi-cell WiMAX test networks in and around the town of Stratford-upon-Avon, United Kingdom, and in the vicinity of Airport City, Israel. These systems permit us to empirically investigate radio transmission and reception and interference behavior for existing and emerging products in a real-world environment.

Sales, Marketing and Customer Service

We sell our systems and solutions through our direct sales force and through independent agents, resellers and OEM partners. Our direct sales force targets network operators, ISPs and enterprises in both developed and developing markets. In markets we also sell through independent agents, resellers and system integrators who target network operators and other customers. We also sell our products to OEMs who may sell our products under their names.

Our marketing efforts are focused on network operators and ISPs that provide voice and data or data-only communications services to their customers. Through our marketing activities we provide technical and strategic sales support including in-depth product presentations, network design and analysis, bid preparation, contract negotiation and support, technical manuals, sales tools, pricing, marketing communications, marketing research, trademark administration and other support functions.

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

As of March 1, 2009, we had 72 full time employees and contractors dedicated to sales, marketing and customer service.

Manufacturing

We subcontract all of our manufacturing to third party subcontract manufacturing service providers. These providers offer full service manufacturing solutions, including assembly, integration, test, prototyping and new product introduction. The following is an overview of where our products are manufactured.

•	WiMAX masthead infrastructure, WiMAX baseband infrastructure, AS.NET products, customer premise equipment and the smaller WiMAX base stations are manufactured by:

Flextronics in various locations.

Syntech Technologies in the United Kingdom.

ASUS (Asian ODB sub-contractors).

A.L. Electronics in Israel.

•     WipLL base stations and customer premise equipment are manufactured by Racamtech Limited in Israel.

Our agreements with these manufacturing subcontractors are all non-exclusive and may be terminated by either party generally with six months’ notice without significant penalty. Other than component liability as a consequence of authorized forecasts provided by Airspan, we do not have any agreements with our manufacturing subcontractors to purchase any minimum volumes.

Our manufacturing support activities consist primarily of prototype development, new product introduction, materials planning and procurement and quality control.

All products are routed to customers via one of our two third party logistics partners, Agility Logistics Ltd. in the United Kingdom and Flying Cargo in Israel.

Some of the key components of our products are purchased from single vendors for which alternative sources are generally not readily available in the short to medium term. If these vendors fail to supply us with components because they do not have them in stock when we need them, if they reduce or eliminate their manufacturing capacity for these components or if they enter into exclusive relationships with other parties which prevents them from selling to us, we could experience and have experienced significant delays in shipping our products while we seek other sources. See “Item 1A. RISK FACTORS — Our dependence on key suppliers may result in product delivery delays if they do not have components in stock or terminate their non-exclusive arrangements with us” and “ITEM 1A. RISK FACTORS — Our dependence on contract manufacturers may result in a material adverse effect on our business if they are unable to fill our orders on a timely basis or if they terminate their non-exclusive agreements with us.”

Backlog

Our backlog at December 31, 2008 and 2007 was $10.3 million and $27.6 million, respectively. Subject to the fulfillment by our customers of their contractual obligations, including payments, we anticipate that substantially all of the year-end 2008 backlog will be filled in 2009.  We believe that backlog is not necessarily a reliable indicator of our future sales as our customers generally do not make significant firm commitments to purchase our products more than a quarter in advance.

Competition

We compete in a relatively new, rapidly evolving and highly competitive and fragmented market. We compete with companies that are producing access systems for fixed and mobile wireless networks, cellular networks, wired digital subscriber line networks, cable networks and occasionally fiber optic cable and satellite networks. We also compete with companies that have VoIP switching solutions.

We believe the primary competitive challenges our business faces include:

•	competing with established, traditional wired network equipment providers and their wired solutions;

•	encountering competition as suppliers develop and introduce products that comply with mobile and fixed WiMAX standards;

•	competing with the growth of cellular mobile networks that are capable of providing broadband access at high speeds; and

•	convincing service providers that our solutions are superior to competing wired and wireless solutions that may be offered by substantially larger companies.

We face, or believe that we will face, competition from various other providers of wireless communications products and services and, while we believe our industry to be competitive, we do not believe there is a single dominant competitor. Competitors vary in size and scope, and in terms of products and services offered. With respect to the broadband fixed wireless solutions we offer today, we believe we compete directly with Alcatel-Lucent, Alvarion, Aperto Networks, Cisco Networks, Huawei, Motorola, Nokia Siemens, Redline Communications, Samsung, and ZTE Corporation, and with a number of smaller privately-held companies. Several large OEM suppliers of wireless access equipment, including Samsung, Alcatel-Lucent, and Nokia Siemens, are offering WiMAX products and pursuing advanced WiMAX development programs. In certain cases, these OEM suppliers are partnering with specialized WiMAX equipment vendors, such as Airspan, for critical elements of their product programs. Although the large suppliers represent significant potential competition to smaller, WiMAX-focused participants, certain of these specialized WiMAX companies, including Airspan, have significantly differentiated their market and technology positions by leveraging OEM relationships. Airspan believes that its strategic and commercial OEM relationships with Fujitsu, Ericsson, Gilat, and Nortel have provided the Company with technical and market advantages that create meaningful differentiation both with respect to large OEM competitors and with respect to those smaller WiMAX participants that have not achieved similar strategic collaborations. We expect to face competition from these and other suppliers that introduce and develop products that comply with mobile WiMAX standards.

Competing Technologies

Today, broadband connections can be provided with or without voice services by a number of competing access technologies. While the communications transport network and Internet backbone are capable of transporting data at extremely high speeds, data can only be delivered from those parts of the network through the access portion to the end-user as fast as the end-user’s connection to the network will permit. Many traditional access connections that use copper wires are inadequate to address the rapidly expanding bandwidth requirements. To address these requirements a number of alternative solutions have emerged. Below we have identified those solutions that are perceived, for a variety of technological and economic reasons, to have competed most directly with the broadband wireless solutions we offer. As a rule of thumb, rural areas have fewer copper and wired infrastructures in existence. For this reason, we believe we have a particular competitive edge in rural and developing markets.

Mobile wireless networks are now capable of delivering both voice and broadband data connectivity to fixed, nomadic, portable and mobile applications. Low-cost cellular networks may provide a competitive solution in markets where the operator is seeking to offer low-quality voice and limited data rates at a low cost. In developed markets, cellular technologies now also support the growing demand for high-quality voice communications and lower data-rate connections.

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

In 2008, our revenue continued the decline that had started in 2007. Our total revenues decreased from $95.0 million in the year ended December 31, 2007 to $70.4 million during the year ended December 31, 2008.

Should the global economic conditions deteriorate further, we may experience further revenue declines.  We also incurred significant charges related to restructuring and impairment of goodwill as we continue to undertake activities to streamline our business.  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion.

Employees

As of March 1, 2009, we had a total of 207 employees, including contract personnel, of which 43 were based in the United Kingdom, 84 were based in Israel, 30 were based in the United States and 50 were based in other locations. No employees are presently represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers and Directors of the Registrant

The names, ages and positions of our executive officers and directors as of March 10, 2009 are listed below along with their business experience during the past five years.

Name	Age	Title
Matthew J. Desch	51	Chairman of the Board of Directors
Eric D. Stonestrom	47	President and Chief Executive Officer, Director
David Brant	45	Senior Vice President and Chief Financial Officer
Henrik Smith-Petersen	45	President, Global Business Development
Arthur Levine	51	Vice President, Finance and Controller
Paul Senior	44	Senior Vice President and Chief Technology Officer
Uzi Shalev	51	Chief Operating Officer
Padraig Byrne	42	Senior Vice President and Chief Marketing Officer
Julianne M. Biagini	46	Director
Bandel L. Carano	47	Director
Michael T. Flynn	60	Director
Frederick R. Fromm	59	Director
Guillermo Heredia	67	Director
Thomas S. Huseby	61	Director
David A. Twyver	62	Director

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

Eric D. Stonestrom joined Airspan as Executive Vice President and Chief Operating Officer in January 1998. In May 1998, he was named President and Chief Executive Officer, as well as a member of the Board of Directors. From 1995 to January 1998, Mr. Stonestrom was employed by DSC Communications Corporation (“DSC”), a provider of telecommunications equipment and services, as a Vice President of operating divisions, including the Airspan product line. From 1984 until 1995, Mr. Stonestrom worked at telecommunications corporations Bell Laboratories and AT&T in a variety of positions. He received B.S., M.S. and M. Eng. degrees in 1982, 1983 and 1984, respectively, from the College of Engineering at the University of California at Berkeley.

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

Henrik Smith-Petersen joined Airspan in February 1998 as Senior Director in Sales. He became Regional Vice President for Asia Pacific in April 2000, in February 2001 became President, Asia Pacific, and in February 2009 became President, Global Business Development. Prior to joining Airspan, from July 1997 he was with DSC as Director of Business Development. In DSC he gained extensive experience developing new business and partnerships worldwide in the wireless telecommunication market. Before joining DSC, he worked for four years for AT&T’s Network Systems Group in Italy, where he developed AT&T’s operation systems business and later became Key Account Manager for Italtel, AT&T’s local partner in Milan, developing the Telecom Italia business. He received his B.Sc. in Business Economics degree from Copenhagen School of Economics in Denmark in 1990, and an M.B.A. from SDA BOCCONI University in Milan in 1992.

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

Paul Senior joined Airspan in January of 1998 and has served as Head of Airspan’s Radio Planning Team, Director of Customer Services, Senior Director of Operations and Sales, Asia Pacific, as Vice President, Marketing and Product Management and since May 2007 as Airspan’s Senior Vice President and Chief Technology Officer. Mr. Senior is an industry veteran, with over 22 years experience in the radio telecommunication industry. Mr. Senior started his career at GEC Telecoms and worked in research at Plessey Research, Nortel’s BNR, Alcatel and DSC Communications. In late 2002, Mr. Senior participated in the creation of today’s WiMAX Forum®, alongside other industry visionaries. Mr. Senior is very active within the WiMAX Forum® and is one of its most vocal evangelists. Mr. Senior is a Charter Board member of the WiMAX Forum®.

Uzi Shalev is Airspan’s Chief Operating Officer.  Prior to being appointed Chief Operating Officer in August of 2008, Mr. Shalev was Vice President and General Manager of Airspan Israel.  Mr. Shalev joined Marconi in January 2001 as Vice President of Engineering and was appointed as Vice President and General Manager of Airspan Israel at the acquisition in 2002. Prior to joining the Company, he served as Senior Vice President Engineering with RADVision, developing Voice and Video over IP products. From 1985 until 1993, Mr. Shalev worked in various projects in the Israel Aircraft Industries. He has 23 years of experience in telecommunications and wireless products, in managerial and technical roles. Mr. Shalev holds a BSc. degree in Mathematics and Computer Science from the Hebrew University of Jerusalem.

Padraig Byrne joined Airspan in February 2008, as Senior Vice President and Chief Marketing Officer.  Mr. Byrne served as Director of Business Development of AT&T from April 2000 to February 2002, with global responsibility for developing and managing international and domestic alliance efforts.  In addition, Mr. Byrne played a significant role in the spin off of AT&T Wireless from AT&T.  Following AT&T Wireless’ divestiture of its broadband wireless division, Mr. Byrne served as the Director of Strategic Sales of Netro Corporation, a telecommunications company, from February 2002 to July 2003, where he was in charge of business development and strategic sales.  Subsequent to Netro’s merger with SR Telecom, a Canadian broadband wireless company, Mr. Byrne was the Vice President of SR Telecom from July 2003 to November 2006 and was in charge of Europe, Middle East and Africa sales.  From February 2007 until joining the Company, Mr. Byrne served as the Vice President of Sales and Marketing of PureWave Networks, Inc., an advanced antenna beamforming technology company in Silicon Valley.  Mr. Byrne brings extensive sales, business development, strategy, channel management and revenue generation experience to the Company.  Mr. Byrne spent ten years as a United States diplomat working abroad for the United States Foreign Service and holds a B.A. from the University of San Francisco.

Julianne M. Biagini has served as a director of Airspan since August 2006. Ms. Biagini was employed by Crossbow Technology, Inc. in 2008, as their Chief Financial Officer.  Crossbow is a private company focused on the wireless sensor industry.  From 1994 through 2007, she served in a number of executive positions at Endwave Corporation, a supplier of RF subsystems for millimeterwave, broadband wireless access systems.  During her tenure, Ms. Biagini also served for five years as Chief Financial Officer of Endwave from May 2001 through April 2006. From 1992 until 1994, Ms. Biagini was the manager of Accounting and Tax at Exponent, Inc., an engineering and scientific consulting firm. Prior to 1992, Ms. Biagini worked at KPMG as a tax specialist. Ms. Biagini is a Certified Public Accountant with a B.S. in business administration from San Jose State University and an M.B.A. from Santa Clara University.

Bandel L. Carano joined the Board of Directors of Airspan in September 2006. Mr. Carano, who was a member of the Company’s Board of Directors from January 1998 to February 2001, has been a general partner of Oak Investment Partners, a multi-stage venture capital firm, since 1987. Mr. Carano also serves on the Investment Advisory Board of the Stanford Engineering Venture Fund, the Board of Directors of Kratos Defense and Security Solutions, Inc., the Board of Directors of FiberTower Corporation, the Supervisory Board of Tele Atlas N.V. and the Board of Directors of numerous private companies. Mr. Carano holds a B.S. and an M.S. in Electrical Engineering from Stanford University.

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

Frederick R. Fromm joined the Airspan Board of Directors in June 2006. Mr. Fromm has served for more than 30 years in the telecommunications industry, where he has held a variety of senior executive positions with a broad range of companies. Since January 2006, Mr. Fromm has served as the Chairman of the Board and Chief Executive Officer of nexVortex, Inc., a privately-held business-grade VoIP services provider.  From July 2004 until September 2005, Mr. Fromm served as the President and Chief Executive Officer and as a director of Mobeon AB, a Swedish based telecom software manufacturer and supplier of specialized messaging software components to tier-one telecom network equipment vendors. From May 2003 to February 2004, Mr. Fromm was President and Chief Executive Officer and a director of Gluon Networks, Inc., a private telecommunications equipment company. From July 2000 to October 2001, he was President, and from November 2001 to October 2002, he was also a director and Chief Executive Officer of Oplink Communications, Inc., an optical components company that completed its initial public offering during Mr. Fromm’s tenure with the company. Between June 2001 and July 2006, Mr. Fromm served as a director of Wave Wireless Corporation, a public wireless telecom equipment company. Mr. Fromm received B.S. and M.S. degrees in Engineering from the University of Wisconsin-Milwaukee and an M.B.A. from Florida Atlantic University.

Guillermo Heredia joined the Board of Directors of Airspan in January 2001. Since September 2005, Mr. Heredia has served as President and Chief Executive Officer of AeroLineas MesoAmericanas, a new low cost airline carrier operating within Mexico. From 1999 to 2005, Mr. Heredia served as the managing partner of Consultores en Inversiones Aeronauticas, a provider of consulting services to airline operators and investors. Mr. Heredia has served in the senior management of three major Mexican corporations: as President and Chief Operating Officer of Aeromexico from 1989 to 1992; as President and Chief Operating Officer of Grupo Iusacell, Mexico’s number two wireless carrier from 1992 to 1994; and as President and Chief Executive Officer of Previnter, a joint venture of AIG, Bank Boston and Bank of Nova Scotia from 1995 to 1999. Mr. Heredia currently serves as a member of the board of directors for W.L. Comunicaciones, a private telecommunications company involved in developing a wide band fiber optic network in Mexico City and throughout Mexico and for Jalisco Tequilana Internacional, a private distiller and distributor of Tequila. Mr. Heredia holds a degree in Mechanical Engineering from the Universidad de las Americas and in Business Administration from Universidad Iberoamericana.

Thomas S. Huseby has served as a Director of Airspan since January 1998, serving as Chairman of the Board from January 1998 until July 2000. Since August 1997, Mr. Huseby has served as the Managing Partner of SeaPoint Ventures, LLC, a venture capital fund focused on communications infrastructure. Mr. Huseby has also served as an advisor to Oak Investment Partners since August 1997, with the title of “Venture Partner”, and from 2007 as a strategic partner to Hunt Ventures and Voyager Capital. Prior to his employment with SeaPoint Ventures, from 1994 to 1997, Mr. Huseby was the Chairman and Chief Executive Officer of Metawave Communications, a previously public corporation which manufactured cellular infrastructure equipment. Previously, he was President and Chief Executive Officer of Innova Corporation, a previously public manufacturer of millimeter wave radios. Mr. Huseby is currently Chairman of the Board of three privately held companies: Ontela Inc. that provides a platform that brings image services to mobile phone handsets; SnapIn Software, Inc. that develops handset-based wireless customer care and diagnostic products for mobile network operators; and Zumobi Inc. that allows innovative mobile access, retrieval and sharing of web-based content. He is also a board member of the following privately held corporations: Hubspan; Kineto Wireless; Modiv Media; Mojix; Trumba; and SinglePoint. Mr. Huseby has a Bachelor’s degree in Economics and a B.S.I.E. from Columbia University and an M.B.A. from Stanford University.

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

We have incurred net losses and negative cash flows since we became an independent company, and as of December 31, 2008, we had an accumulated deficit of $326 million.  We anticipate that we will continue to experience negative cash flows and net losses at least through 2009.  Our operating losses have been due in part to the commitment of significant resources to our research and development and sales and marketing departments.  Although we have made reductions in operating expenses, we expect to continue to devote resources to these areas and, as a result, we will need to increase substantially our quarterly revenues or further decrease our operating expenses to achieve and maintain profitability.  We cannot be certain that we will achieve sufficient revenues for profitability.  If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.  Continuous cash outflows can lead to the need for new financing, which may not be available on favorable terms, or at all.

Financial markets worldwide are currently in the midst of an unprecedented crisis which has had, and may continue to have, a material adverse effect on us and our customers and suppliers.  The financial crisis has been affecting both debt and equity financial markets, which has substantially limited the amount of financing available to all companies, including ourselves.  It is impossible to predict how long this crisis will last or how it will be resolved or the extent of its continuing impact.

We intend to delist from the NASDAQ Global Market and deregister our common stock under the Securities Exchange Act of 1934 which could negatively affect the liquidity and trading prices of our common stock.

On March 31, 2009, the Company announced that it would voluntarily delist its common stock from the NASDAQ Global Market by filing a Form 25 with the Securities and Exchange Commission on April 10, 2009.  Therefore, effective April 20, 2009, our common stock will be delisted from the NASDAQ Global Market.  After that date, our common stock will be quoted in the over-the-counter market in the “Pink Sheets,” a centralized electronic quotation service for over-the-counter securities.  The Company expects its common stock will continue to trade in the Pink Sheets, so long as market makers demonstrate an interest in trading in the Company’s common stock.  The Company will provide its new ticker symbol for trading on the Pink Sheets as soon as it becomes available.  The Company can give no assurance that its common stock will continue to be actively traded on the Pink Sheets or on any other quotation medium.

Following such delisting, we intend to deregister our common stock under the Exchange Act and become a non-reporting company under the Exchange Act.  On or about April 20, 2009, the Company will file with the SEC a Form 15, Notice of Termination of Registration and Suspension of Duty to File, to terminate its reporting obligations under the Exchange Act.  When the Form 15 has been filed, our obligation to file reports, and other information under the Exchange Act, such as Forms 10-K, 10-Q and 8-K will be suspended.  The deregistration of the Company’s common stock under the Exchange Act will become effective 90 days after the date on which the Form 15 was filed.  The Company is eligible to deregister under the Exchange Act because its common stock was held of record by fewer than 300 persons. Delisting and deregistration of the Company's common stock could negatively affect the liquidity and trading prices of our common stock.

If we are unable to develop and successfully sell WiMAX certified mobile products in a timely fashion, our business will be materially adversely affected.

Certification for mobile WiMAX products based on the 802.16e standard became available in 2008, and carriers began to deploy this standard soon thereafter.  If our mobile WiMAX products are not certified, if our products do not operate with the products of other suppliers or if the development of those products is otherwise delayed, there would be a material adverse affect on our business.  We would be at a significant disadvantage in the marketplace if we are not able to launch certified mobile WiMAX products.  Even if our products are available and certified, we cannot provide any assurance that we will be able to sell our products or to develop relationships with system integrators and OEMs in order to sell our products.

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

Our quarterly operating results have fluctuated in the past and will likely vary in the future for a variety of reasons, many of which are outside of our control, including the following:

•	changes in the mix of our products sold, including the growth of sales of our WiMAX products offset by further declines in sales of our legacy products;

•	fluctuations in the size and timing of orders, as our customers are not typically required to purchase a specific number of our products in any given quarter;

•	the budget cycles of our customers and the timing of purchases by our customers and end-users of our products;

•	the size and timing of major deployments of our products;

•	delays in shipments or payment due to our customers inability to obtain licenses or for other reasons;

•	the loss of a major customer;

•	the adoption of new standards in our industry;

•	the fulfillment of criteria necessary for us to recognize revenue;

•	the development of competing technology, products or services, which may cause us to lose customers;

•	our ability to attract and retain technical and other talent;

•	the inability of our suppliers or manufacturers to fulfill our orders as a result of a shortage of key components;

•	mergers or acquisitions by us, our customers or our competitors;

•	general economic conditions worldwide and in the United States, including the effects of the current global financial crisis; and

•	some degree of seasonality in which the first calendar quarter generally has lower sales than the final quarter of the preceding year.

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

We expect the average selling prices of our products to decline due to a number of factors, including competitive pricing pressures, rapid technological change, industry standardization and volume sales discounts.  Accordingly, to maintain or increase our gross margin, we must develop and introduce new products or product enhancements with higher gross margins and implement product cost reductions.  If our average selling prices continue to decline and we are not able to maintain or increase our gross margin, our results of operations could be harmed.  In addition, as carriers deploy systems using mobile WiMAX standards, our competitors may offer their products at relatively low prices in an effort to achieve early market acceptance.  Accordingly, we may experience downward pricing pressure on our mobile WiMAX products, which would have an adverse affect on our margins.

Our operating performance is also dependent on our ability to continue to realize cost savings and drive profitable growth.  If these initiatives are not met within the time frame we expect, our cash flow could be impacted. Our suppliers may require us to pay cash in advance or obtain letters of credit as a condition to selling us their products and services. Any of these risks and uncertainties could have a material adverse effect on our financial position, results of operations or cash flow.

If we are unable to compensate for declining sales of obsolescent products with sales of new WiMAX products, our revenues will continue to decline.

As certain of our current products become obsolete, growth in sales of our new WiMAX products will be needed to compensate for this decline in revenues. As WiMAX is now regarded as a principal standard for the broadband wireless industry, we are facing the risk of obsolescence of our non-WiMAX products. As a result, we expect our sales to continue to be materially adversely affected until increasing sales of WiMAX products compensate for the decline in sales of non-WiMAX products. While our WiMAX sales have been increasing, those increases have not yet been sufficient to offset the decline in sales of our non-WiMAX products. In the course of committing to research and development, enhancing our existing products and developing the WiMAX product line, we have made projections and assumptions about the potential demand for our various product lines. If our projections or assumptions are incorrect for any reason, and our product lines do not sell as projected, our results of operations will be materially adversely affected.

Since we incur most of our operating expenses and a portion of our cost of goods sold in foreign currencies, fluctuations in the values of foreign currencies could have a negative impact on our profitability.

Although 91% and 82% of our sales in 2008 and 2007, respectively, were denominated in U.S. dollars, and a majority of our cost of goods sold were denominated in U.S. dollars, we incur a large part of our operating expenses and a portion of our cost of goods in British pounds and New Israeli Shekels.  In the years ended December 31, 2008 and 2007, approximately 24% and 30%, respectively, of our combined operating expenses and cost of goods sold were denominated in British pounds.  In the years ended December 31, 2008 and 2007, approximately 15% and 11%, respectively, of our combined operating expenses and cost of goods sold were denominated in New Israeli Shekels.  We expect these percentages to fluctuate over time.  Fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations and our business and our currency hedging activities may not limit these risks.  The value of foreign currency fluctuations against the U.S. dollar may also affect the competitiveness of our pricing compared to local products because we typically bill in U.S. dollars.

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

With our WiMAX products, we are focused on delivering IP based operating systems.  The development of new, technologically advanced IP-optimized networking solutions and products is a complex and uncertain process requiring high levels of innovation, as well as the anticipation of technological and market trends.  Our commitment to develop and refine our IP based operating systems may result in our expenses growing at a faster rate than our revenues, particularly since the initial investment to bring a new or enhanced product to market may be high.  We may not be successful in targeting new market opportunities, in developing and commercializing new products in a timely manner or in achieving market acceptance for our new products.  As a result, we may expend research and development and other resources on projections that do not result in significant sales.

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

With the adoption of WiMAX as the new industry standard for Broadband Wireless Access (“BWA”) and the setting of standards by the WiMAX Forum®, our focus is increasingly on selling WiMAX products, and on introducing mobile WiMAX products, that are WiMAX Forum® certified or that meet WiMAX standards.  We anticipate that other BWA equipment suppliers will also increasingly sell products that are WiMAX Forum® certified or that meet WiMAX standards.  As we bring WiMAX-based systems to market, we may face increased competition from a number of other manufacturers who are no longer restricted by our intellectual property rights from building competing products.  To remain competitive, we believe we must continue to invest significant resources in research and development, sales and marketing and customer support for WiMAX.  We cannot be certain that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to remain competitive.  In developing products that conform to WiMAX Forum® standards, we recognize that, by diminishing product differentiation, standardization may lower the barriers to entry by other manufacturers in the markets in which we seek to sell our products.  If companies with greater resources than us manufacture any standards-based products to compete with us, their relative size, resources, marketing skills and financial incentives may prove to be more important to customers than product differentiation alone.  Standardization is also likely to result in lower average selling prices.  If we are unable to maintain our position as a technology leader in this market of open standards and broader competition, we may suffer reductions in revenues and margins and loss of market share, revenues and operating margins.

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

Our future success also depends in part on the acceptance by our customers of products that meet these industry standards.  If the WiMAX Forum® does not adopt these standards or if our customers are unable to successfully deploy products based on these standards, we will not be successful selling these products.  In addition, potential customers may delay orders in anticipation of the introduction of new products that are designed to comply with anticipated future standards.

Competition from larger, better-capitalized or emerging competitors could result in price reductions, reduced gross margins and loss of or diminished growth of market share.

We compete in a relatively new, rapidly evolving, highly competitive and fragmented market.  We now compete with companies that are producing both mobile and fixed wireless communications systems, wired DSL, cable networks, fiber optic cable, certain satellite technologies and other new entrants to this industry, as well as traditional communications companies.  The recent adoption of WiMAX standards and the expected increased capital spending on WiMAX applications is likely to result in new competitors entering the markets in which we sell our products.  Competitors vary in size and resources and in products and services offered.  With respect to the broadband fixed wireless solutions we offer today, we believe we compete directly with Alcatel-Lucent, Alvarion, Aperto Networks, Cisco Networks, Huawei, Motorola, Nokia Siemens, Redline Communications and ZTE Corporation, and with a number of smaller privately-held companies.  In addition, some of the entities to which we currently sell our products may develop the capacity to manufacture their own products.

Many of our competitors are substantially larger than we are and have significantly greater financial, sales and marketing, technical, manufacturing and other resources as well as more established distribution channels and greater name recognition.  These competitors may be able to respond more rapidly to new or emerging technologies such as mobile WiMAX and changes in customer requirements than we can and can devote greater resources to attempting to influence the composition of future WiMAX standards.  They may also be able to devote greater resources to the development, promotion, sale and financing of their products than we can.  Furthermore, some of our competitors have made or may make strategic acquisitions or establish cooperative relationships among themselves or with third parties to increase their ability to gain customer market share rapidly.  These competitors may enter our existing or future markets with systems that may be less expensive, provide higher performance or contain additional features.  In addition, large customers are sometimes reluctant to base an important line of business on equipment purchased from a smaller vendor such as us.  In addition, both larger and smaller communications service providers may also decide to wait to see how a new technology develops before committing any significant resources to deploying equipment from a particular supplier.  We believe this tendency to “wait and see” with respect to new technology is already affecting the market place, resulting in increased customer caution on WiMAX purchases.

We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that may supplant or provide lower-cost alternatives to our systems.  This and other factors could result in lower revenues or a loss of market share, which could cause our stock price to fall.

An inability to overcome competition from alternative communication systems could adversely affect our results of operations.

We already face, and may increasingly encounter, competition from competing wireless technologies, such as cellular technology, that are constantly improving.  Cellular networks are now capable of delivering both voice and broadband data connectivity to fixed, mobile, nomadic and portable applications.  These technologies, such as 1XRTT and EVDO, have the ability to provide for multiple voice channels and rate data services at transmission rates of 512 Kbps on the uplink and 2.4 Mbps on the down link.  Their data rates speeds continue to improve as they are modified. In addition, our technology competes with other high-speed solutions, such as wired DSL, cable networks, fiber optic cable and occasionally satellite technologies.  Our products compete with alternative communications systems on the basis of reliability, price and functionality.  For example, the performance and coverage area of our wireless systems are dependent on certain factors that are outside of our control, including features of the environment in which the systems are deployed, such as the amount of clutter (natural terrain features and man-made obstructions) and the radio frequency available.  Depending on specific customer needs, these obstacles may make our technology less competitive in comparison with other technologies and make other technologies less expensive or more suitable.  Our business may also compete in the future with products and services based on other wireless technologies, including LTE (Third Generation Partnership Project: Long Term Evolution) an OFDM cellular technology, and other technologies that have yet to be developed.

We currently depend on a few key customers for a substantial percentage of our sales. A loss of one or more of those customers could cause a significant decrease in our net revenue.

We currently derive, and expect to continue to derive, a substantial percentage of our net sales from fewer than ten customers.

In 2008, approximately 55% of our revenues were derived from our top ten customers, including approximately 15% of our revenues from Axtel. Axtel was the only customer that individually accounted for 10% or more of our 2008 annual revenue. In fiscal 2009, we expect lower revenue from Axtel.  We believe that there are certain economies of scale inherent in our business.  Accordingly, if we are unable to replace the revenue previously generated by Axtel and other significant customers, our gross profit margins, profitability and efforts to preserve cash resources could be negatively affected.

The amount of revenue we derive from a specific customer is likely to vary from period to period, and a major customer in one period may not produce significant additional revenue in a subsequent period.  We anticipate that our operating results will continue to depend on sales to a relatively small number of key customers in the foreseeable future.  In general, our contracts with our larger customers often involve major deployments that require several months to fulfill, so our results may depend on the same major customers for consecutive quarters.  We cannot assure you that, once a contract is fulfilled, the customer will purchase new products or services from us.  We must, therefore, continually seek new customers in order to increase our revenue, and there can be no assurance that we will be successful in doing so.

Many of our customers execute short-term purchase orders or contracts that allow our customers to terminate the agreement without significant penalties.

Our contracts and purchase orders are separately negotiated with each of our customers and the terms vary widely.  A majority of our customers execute only short-term purchase orders for a single system or a small number of systems at one time instead of long-term contracts for large-scale deployment of our systems.  These contracts and purchase orders do not ensure that our customers will purchase any additional products beyond those specifically listed in the order.

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

Our sales cycle can range from one month to two years and varies by customer.  The length of the sales cycle with a particular customer may be influenced by a number of factors, including the commitment of significant cash and other resources associated with the purchase, lengthy testing and evaluations, and regulatory and licensing requirements on the part of the customer.  In addition, the emerging and evolving nature of the communication access market may cause prospective customers to delay their purchase decisions as they evaluate new and/or competing technologies, or wait for new products or technologies to come to market.  We expect that our sales cycles will continue to be long and unpredictable, and, as the average order size for our products increases, our customers’ processes for approving purchases may become more complex and lead to an even longer sales cycle.  For example, we have found that the length of our sales cycle has increased as an increasing percentage of our revenues comes from WiMAX products.  Accordingly, it is difficult for us to anticipate the quarter in which particular sales may occur, to determine product shipment schedules and to provide our manufacturers and suppliers with accurate lead-time to ensure that they have sufficient inventory on hand to meet our orders.  Therefore, our sales cycle impairs our ability to recognize and forecast revenues and control expenses.

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

Sales to customers based outside the United States have historically accounted for a substantial majority of our revenues.  In the year ended 2008 and 2007, our international sales (sales to customers located outside the United States which includes a small percentage of United States customers where the final destination of the equipment is outside of the U.S.) accounted for approximately 82% and 91%, respectively, of our total revenue. In 2008, 45% of our revenue was derived from customers in North and South America, 44% from customers in Europe, Africa and the Middle East, with Asia accounting for 11% of revenues. In many international markets, long-standing relationships between potential customers and their local suppliers and protective regulations, including local content requirements and type approvals, create barriers to entry.  In addition, pursuing international opportunities may require significant investments for an extended period before returns on such investments, if any, are realized and such investments may result in expenses growing at a faster rate than revenues.  The following risks inherent in international business could reduce the international demand for our products, decrease the prices at which we can sell our products internationally or disrupt our international operations, which could adversely affect our operations:

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

We believe that our future success, particularly with respect to WiMAX, will increasingly depend upon our ability to establish and expand our relationships with major system integrators and telecommunications equipment OEMs. Some of our products are sold to and through system integrators for integration into their systems, rather than directly to carriers. As a result, the level of our sales depends on the success, quality and market acceptance of the products of these system integrators and OEMs, as well as their sales and marketing efforts, all of which are not within our control. Adverse events affecting these system integrators and OEMs, such as financial difficulties or technical problems with their products could have a material adverse effect on our results of operations. In addition, the termination of any existing or future relationships with systems integrators or OEMs could result in our selling fewer products. Furthermore, systems integrators and OEMs may choose to integrate, market and sell the products of our competitors or to use competing technologies instead of or in addition to our products. If we are not able to establish and expand relationships with system integrators and OEMs to market and sell our products over competing products and technologies, there may be a material adverse effect on our ability to generate revenue.

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

Our dependence on key suppliers may result in product delivery delays if they do not have components in stock or terminate their arrangements with us.

Some of the key components of our products are purchased from single vendors, including printed circuit board assemblies, application specific integrated circuits, radio frequency filters and power amplifiers, for which alternative sources are generally not readily available in the short to medium term.  If our vendors fail to supply us with components because they fail to remain in business, fail to meet our quality or production requirements, do not have the components in stock when we need them, or if the supply of the components in the market is limited, or if our vendors reduce or eliminate their manufacturing capacity for these components or enter into exclusive relationships with other parties which prevent them from selling to us, we could experience significant delays in shipping our products while we seek other supply sources.  Delays in shipping could result in our customers claiming damages, increased costs, and damage to our reputation and loss of future business.  At times we have been forced to purchase components from distributors instead of from manufacturers, which has significantly increased our costs.  During the second quarter of 2007, as a result of a temporary shortage of a component, we had difficulty manufacturing enough WiMAX products to meet certain existing orders in a timely manner.  We do not have long-term contracts with all of our suppliers.  Instead, we execute purchase orders approximately three to six months in advance of when we believe we may need the components.  In those instances in which we do not have a long-term contract with a supplier, the supplier may terminate our relationship upon six months’ prior notice.  In addition, we may not be able to replace, or may experience increased costs if we are required to replace, an existing supplier.

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

If we lose Eric Stonestrom, our President and Chief Executive Officer, or any of our other executive officers, we may encounter difficulty replacing their expertise, which could impair our ability to implement our business plan successfully.

We believe that our ability to implement our business strategy and our future success depends on the continued employment of our senior management team, in particular our president and chief executive officer, Eric Stonestrom.  Our senior management team, who have extensive experience in our industry and are vital to maintaining some of our major customer relationships, may be difficult to replace.  The loss of the technical knowledge and management and industry expertise of these key employees could make it difficult for us to execute our business plan effectively, could result in delays in new products being developed, could result in lost customers and could cause a diversion of resources while we seek replacements.

We may not have adequate protection for our intellectual property, which may make it easier for others to misappropriate our technology and enable our competitors to sell competing products at lower prices and harm our business.

Our success has historically relied in part on proprietary technology. We have used a combination of patent, copyright, trademark and trade secret laws and contractual restrictions on disclosure to protect our intellectual property rights associated with our products other than our WiMAX products. Despite our efforts to protect our proprietary rights, we cannot be certain that the steps we have taken will prevent misappropriation of our technology, and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights. The laws of some foreign countries, particularly in Asia, do not protect our proprietary rights to the same extent as the laws of the United States and the United Kingdom, and we may encounter substantial infringement problems in those countries. In addition, we do not file for patent protection in every country where we conduct business. In some countries where we do file for patent protection, we may choose not to maintain patent protection. In addition, we may not file for or maintain patent protection in a country from which we derive significant revenue. In instances where we have licensed intellectual property from third parties, we may have limited rights to institute actions against third parties for infringement of the licensed intellectual property or to defend any suit that challenges the validity of the licensed intellectual property. If we fail to protect adequately our intellectual property rights, or fail to do so under applicable law, it would be easier for our competitors to copy our products and sell competing products at lower prices, which would harm our business.

Our products may infringe on the intellectual property rights of third parties, which may result in lawsuits that could be costly to defend and prohibit us from selling our products.

Third parties could assert exclusive patent, copyright, trademark and other intellectual property infringement claims against us, our products or the technologies that are important to us. If any inquiry from a third party relating to patents, copyrights or trademarks leads to a proceeding against us and we are unable to defend ourselves successfully, our ability to sell our products may be adversely affected and our business would be harmed. In addition, third parties may assert claims, or initiate litigation against us or our manufacturers, suppliers or customers with respect to existing or future products, trademarks or other proprietary rights. Any claims against us, or customers that we indemnify against intellectual property claims, with or without merit, may:

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

The status of intellectual property directed to or covering WiMAX technology is currently unclear and developing. It is difficult to determine what parties, if any, hold patents or other rights with respect to intellectual property that is used in WiMAX products, including ours. In addition, Mobile WiMAX technology is a new technology with greater uncertainty regarding the status of relevant intellectual property and could involve greater patent licensing issues and more potential for intellectual property disputes than fixed WiMAX technology. A September 2006 patent survey commissioned by the WiMAX Forum® suggests that there are more than 1,550 existing patents that may be deemed to cover some portion of WiMAX technology.  We believe that the number of patents that may be deemed to cover WiMAX technology is increasing. We cannot be certain that holders of some of these patents or other patent holders will not assert claims against us in the future, including claims relating to mobile WiMAX products. From time to time, we have received, and expect to continue to receive, correspondence from various other parties offering licenses to patents or providing notice of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims may lead to litigation.

For example, we and other WiMAX manufacturers have received letters/communications from Wi-LAN Inc. (“Wi-LAN”) offering licenses of various Wi-LAN patents and contending that products complying with 802.11 and 802.16 standards are covered by certain patents allegedly owned by Wi-LAN.  We, in consultation with our patent counsel, have been reviewing Wi-LAN’s allegations and have had extensive correspondence with Wi-LAN regarding those allegations.  Wi-LAN continues to allege that its patents cover certain of the Company’s products, and has offered to negotiate a license with the Company with respect to the patents in question.  Even if we were to prevail in any litigation related to this matter, the associated costs could deplete our financial resources, and our management’s attention and resources could be diverted.  Alternatively, as is discussed above, we may be required to seek a license to use certain technology from Wi-LAN.  We cannot be certain that Wi-LAN would provide such a license or, if it did, what the economic or other terms of the license would be.  Such a license could require us to make significant payments with respect to past and/or future sales of our products, and such payments might significantly reduce the margins on sales of our products.  The Company is in discussions with Wi-LAN regarding a possible resolution of this matter.  However, there can be no assurance as to the ultimate outcome of this matter.

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

We have made, and may, subject to adequate financial resources, continue to make, strategic acquisitions or enter into joint ventures.  If we are not successful in operating or integrating these acquisitions or joint ventures, our business, results of operations and financial condition may be materially and adversely affected.

In the past, we have acquired companies that we believed would enhance the expansion of our business and products, and we may, subject to adequate financial resources, do so in the future.  Acquisitions involve significant risks and uncertainties, including:

•	the industry may develop in a different direction than anticipated and the technologies we acquire may not prove to be those we need;

•	the future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;

•	the revenues of acquired businesses may not offset increased operating expenses associated with these acquisitions;

•	potential difficulties in integrating new products, personnel, technology, software, businesses and operations in an efficient and effective manner;

•	significant write-offs;

•	our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;

•	potential loss of key employees of the acquired businesses;

•	diversion of the attention of our senior management from the operation of our daily business;

•	entering new markets in which we have limited experience and where competitors may have a stronger market presence;

•	the potential adverse effect on our cash position as a result of all or a portion of an acquisition purchase price being paid in cash;

•	potential issuance of securities that are superior to the rights of holders of our common stock, or that would dilute our stockholders’ percentage ownership;

•	potential assumption and/or incurrence of liabilities and the increased risk of costly and time-consuming litigation, including stockholder lawsuits; and

•	the potential assumption of significant amounts of debt.

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

Effective March 25, 2009, we and our wholly-owned subsidiary, Airspan Communications Limited, entered into an amendment and restatement of our August 1, 2006 Loan and Security Agreement, as amended (as so amended and restated, the “Amended and Restated Loan and Security Agreement”) with Silicon Valley Bank (“SVB”), with respect to a revolving credit line.  See the “Liquidity and Capital Resources” section of ITEM 7 for further details.

We are currently drawing on the credit line, and we expect to continue to use it in 2009.  Although we believe the credit facility will increase our financial resources and financial flexibility, our use of the credit facility does present certain risks.  Our ability to borrow under the credit facility is a function of, among other things, our base of eligible accounts receivable and inventory and the rate at which advances are made against eligible receivables and inventory (the “Advance Rate”).  If the amount or quality of our accounts receivable or inventory deteriorates or the Advance Rate or eligibility criteria are adjusted adversely by SVB, our ability to borrow under the credit facility will be directly, negatively affected.  If there is an adverse adjustment in the Borrowing Base at a time when we are unable to, within three business days, repay SVB the amount by which the Borrowing Base has been decreased, we will likely be in default under the Amended and Restated Loan and Security Agreement.  In addition, the credit facility requires us to satisfy certain financial covenants, including the maintenance of a minimum Tangible Net Worth and a minimum Adjusted Quick Ratio (as defined in the Amended and Restated Loan and Security Agreement).  As of December 31, 2008, the minimum tangible net worth requirement under our agreement with SVB was $30 million and the Company’s actual tangible net worth was $25.8 million.  As such, the Company was not in compliance with the tangible net worth covenant at December 31, 2008.  This default has been waived effective March 25, 2009 pursuant to the Amended and Restated Loan and Security Agreement.  The amended required minimum tangible net worth at March 31, 2009 is $18.0 million, June 30, 2009 is $14.0 million, September 30, 2009 is $13.0 million and December 31, 2009, and thereafter $12.0 million, subject to certain adjustments based on positive earnings and equity issuances.  In addition, the Company is required to maintain an Adjusted Quick Ratio (quick assets to current liabilities minus deferred revenue and Israeli severance liability) of at least 1.00 to 1.00 as of the last day of each month.  There is no assurance the Company will be able to meet these covenants in future quarters as required by the Amended and Restated Loan and Security Agreement.  In the event the Company is unable to meet these tests in the future, we would plan to seek an amendment or waiver of the covenants.  There can be no assurance that any such waiver or amendment would be granted.  In such event, we may be required to repay any or all of our existing borrowings and we cannot provide any assurance that we will be able to borrow under the Amended and Restated Loan and Security Agreement at a time when we most need money to fund working capital or other needs.  The credit facility also contains various provisions that restrict our use of cash and operating flexibility.  These provisions could have important consequences for us, including (i) causing us to use a portion of our cash flow from operations for debt repayment and/or service rather than other perceived needs, (ii) precluding us from incurring additional debt financing for future working capital or capital expenditures and (iii) impacting our ability to take advantage of significant, perceived business opportunities, such as acquisition opportunities or to react to market conditions.  Our failure to meet financial and other covenants could give rise to a default under the Amended and Restated Loan and Security Agreement.  In the event of an uncured default, the Amended and Restated Loan and Security Agreement provides that all amounts owed to SVB are immediately due and payable and that SVB has the right to enforce its security interest in our assets.

The holders of our Series B preferred stock are entitled to a liquidation preference of $290.00 per share of Series B preferred stock on any liquidation or sale of our Company before holders of our common stock receive any cash or other distribution (in such a liquidation or sale).

There are currently outstanding 200,690 shares of our Series B preferred stock.  The holders of our Series B preferred stock are entitled to a liquidation preference of $290.00 per share of Series B preferred stock on voluntary or involuntary liquidation of our Company before any payment of cash or distribution of other property may be made to the holders of our common stock, or any other class or series of stock subordinate in liquidation preference to the Series B preferred stock.  However, if the holders of the Series B preferred stock would receive a greater return in a liquidation by converting their shares of Series B preferred stock into common stock, then the Series B preferred stock will be deemed to be automatically converted into common stock immediately before the effectiveness of the liquidation.  For this purpose a “liquidation” is deemed to include the following transactions unless our stockholders approve a proposal that such transaction shall not be treated as a liquidation:  (i) any liquidation, dissolution, or winding-up of our affairs, or (ii) unless, at our request, the holders of at least a majority of the Series B preferred stock then outstanding determine otherwise, (a) the merger, reorganization or consolidation of us into or with another entity, unless, as a result of such transaction the holders of our outstanding securities immediately preceding such merger, reorganization or consolidation own (in approximately the same proportions, relative to each other, as immediately before such transaction) at least a majority of the voting securities of the surviving or resulting entity or the direct or indirect parent of such entity, (b) the sale, transfer or lease of all or substantially all of our assets, (c) the sale, transfer or lease (but not including a transfer or lease by pledge or mortgage to a bona fide lender), of all or substantially all the assets of any of our subsidiaries the assets of which constitute all or substantially all of our assets and the assets of such subsidiaries, taken as a whole, or the liquidation, dissolution or winding-up of such of our subsidiaries the assets of which constitute all or substantially all of our assets and the assets of such subsidiaries taken as a whole, or (d) any transaction or series of related transactions in which securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding voting securities are acquired by any person, entity or group.

Therefore, upon any liquidation of our Company, certain mergers, reorganizations and/or consolidations of us into or with another corporation, the sale by us of all or substantially all of our assets or any transaction or series of related transactions in which a person, entity or group acquires 50% or more of the combined voting power of our then-outstanding securities, the holders of the Series B preferred stock will have a claim against our assets senior to the claim of the holders of common stock in an amount equal to $290.00 per share of Series B preferred stock (as appropriately adjusted for any combinations, divisions, or similar recapitalizations affecting the Series B preferred stock after issuance).

For example, if we were to be acquired in a merger, acquisition, consolidation or sale of assets, the holders of the Series B preferred stock would be entitled to receive $290.00 per share of Series B preferred stock in the acquisition transaction unless they (i) determined to convert their shares into common stock or (ii) the Series B stockholders approve a proposal that the acquisition transaction not be treated as a liquidation.  There are currently 200,690 shares of Series B preferred stock outstanding.  As a result, the holders of the Series B preferred stock would be entitled to receive $58.2 million before the holders of common stock receive any amounts in such a transaction (assuming no conversion of Series B preferred stock prior to the transaction).  This could result in the holders of the Series B preferred stock receiving substantially more, on a common share equivalent basis, than holders of our common stock in such a transaction.

We have a significant stockholder whose interests may conflict with our other stockholders.

As of the date of this report, it is our understanding that Oak Investment Partners XI, Limited Partnership (“Oak”) owns all of the outstanding shares of our Series B preferred stock.  Based upon our capitalization as of December 31, 2008, the shares of Series B preferred stock are initially convertible into a total of approximately 27% of our common stock (without giving effect to the exercise or conversion of any other outstanding options, warrants or convertible securities) and represent approximately 23% of the voting power outstanding.

Because Oak has the ability to own a significant percentage of our voting power, it may have considerable influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors and approval of mergers, consolidations and the sale of all or substantially all of our assets.  In addition, for as long as Oak is the holder of at least a majority of the issued and outstanding shares of Series B preferred stock and the number of shares of common stock into which the then outstanding shares of Series B preferred stock are convertible represents at least 15% of the total issued and outstanding shares of our common stock, Oak will be entitled to elect one member of our Board of Directors.  Mr. Bandel L. Carano, one of our directors, has been designated by Oak as Oak’s appointee to the Board.

So long as the Series B preferred stock is outstanding, we have agreed to refrain from taking certain actions without the approval of the holders of a majority of the then outstanding Series B preferred stock voting separately as a class.  The rights and privileges of the Series B preferred stock may have an effect on our conduct of operations, financing or investing.

In addition, upon any liquidation of us, certain mergers, reorganizations and/or consolidations of us into or with another corporation, the sale by us of all or substantially all of our assets or any transaction or series of related transactions in which a person, entity or group acquires 50% or more of the combined voting power of our then outstanding securities, the holders of the Series B preferred stock will have a claim against our assets senior to the claim of the holders of common stock in an amount equal to $290.00 per share of Series B preferred stock (as appropriately adjusted for any combinations, divisions, or similar recapitalizations affecting the Series B preferred stock after issuance).

We may need additional capital in future periods and our ability to access capital on acceptable terms could decrease significantly and may adversely affect our results of operations and/or business prospects.

We recognize that our need for capital in future periods may increase due to a variety of factors, estimates and assumptions. If our projected demand for capital materially increases and our then current and/or projected cash resources have not increased a comparable amount, we may need to modify our existing business plan or seek new capital which may be available only on terms that may not be acceptable to the Company, especially in light of current adverse economic conditions. If we are compelled to adopt measures to conserve cash resources due to the lack of availability of capital, such measures may adversely affect our results of operations and the short-term and/or long-term prospects for our business.

Current adverse economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions, including, but not limited to, perceived and actual economic conditions, recessions, deflation, exchange rates, interest rates, taxation policies and the availability of credit.  The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding capital and commodity markets.  A lower level of economic activity may adversely affect our revenues and future growth, as well as the future growth of the WiMAX market upon which our business is substantially dependent.  In addition, deflation resulting in a decline of prices could reduce our revenues.  The current instability in the financial markets, as a result of recession or otherwise, may also affect the cost of capital and our ability to raise capital.

Current economic conditions may be exacerbated by insufficient financial sector liquidity which may impact our customers’ ability to pay timely for our products, increase customer bankruptcies and may lead to increased bad debts. In addition, our suppliers (including our key suppliers) could experience credit or other financial difficulties that could result in delays in their ability to supply us with necessary goods and services.

There can be no assurance that the current economic slowdown or further deterioration of economic conditions in the United States as well as internationally will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in Boca Raton, Florida.  This office consists of approximately 5,400 square feet of space leased pursuant to a lease that will expire in March 2011.

Our primary locations of operations and product development are in Uxbridge in the United Kingdom and in Airport City in Israel. In Uxbridge, we lease two facilities of approximately 17,000 and 12,000 square feet. These leases expire in 2010. In Israel, we lease two facilities of approximately 8,600 and 10,300 square feet. The lease for the 8,600 square foot facility expired in July 2008 and continues to be leased on a month to month basis. The lease for the 10,300 square foot facility continues until the end of April 2009. We will move into a new facility in June 2009 when we combine our Israel locations into one office that will contain approximately 35,500 square feet.

ITEM 3.  LEGAL PROCEEDINGS

Beginning in July 2001, the Company and certain current and former officers and directors, including its CEO and Chairman of the Board (the “Individual Defendants”) were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York.  A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002.

The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “1933 Act”) and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The essence of the complaint is that defendants issued and sold the Company’s common stock pursuant to the Registration Statement for the July 20, 2000 Initial Public Offering (“IPO”) without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors.  The complaint also alleges that the Registration Statement for the IPO failed to disclose that the underwriters allocated Company shares in the IPO to customers in exchange for the customers’ promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket.  The action seeks damages in an unspecified amount.

This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies.  On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants.  On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice.  This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants.  On February 19, 2003, the Court dismissed the Section 10(b) claim against the Company, but denied the motion to dismiss the Section 11 claim.  On October 13, 2004, the Court certified a class in six of the approximately 309 other nearly identical actions that are part of the consolidated litigation.  These six cases are the class certification “focus cases.”  The plaintiffs selected these six cases, which do not include Airspan.  On December 5, 2006, the Second Circuit Court of Appeals vacated an order by the district court granting class certification in the six focus cases.  On April 6, 2007, the Second Circuit denied a petition for rehearing filed by plaintiffs, but noted that Plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of the issuers, including the Company, and their insurers, had submitted a settlement agreement to the Court for approval.  In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved.  On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement.  On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases.  The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the Individual Defendants as defendants.  The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007.  On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases.  On March 26, 2008, the district court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  With respect to all the other claims, the motions to dismiss were denied.  On October 10, 2008, at the request of plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice.

The parties in the approximately 300 coordinated class actions, including Airspan, the underwriter defendants in the Airspan class action, and the plaintiffs in the Airspan class action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company.  The settlement is subject to approval by the parties, termination by the parties under certain circumstances, and Court approval.  There is no assurance that the settlement will be concluded or that the Court will approve the settlement.

Due to the inherent uncertainties of litigation, we cannot accurately predict the outcome of this matter. If the settlement is not concluded and approved, the litigation continues, and Airspan is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

On October 9, 2007, a purported Airspan stockholder filed a complaint for violation of Section 16(b) of the Exchange Act, which prohibits short-swing trading, against the Company’s initial public offering underwriters. The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-01638, filed in the District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company was named as a nominal defendant. No recovery was sought from the Company.  On March 12, 2009, the Court dismissed the action against the Company with prejudice.

From time to time, the Company receives and reviews offers from third parties with respect to licensing their patents and other intellectual property in connection with the manufacture of our WiMAX and other products.  There can be no assurance that disputes will not arise with such third parties if no agreement can be reached regarding the licensing of such patents or intellectual property.

For example, we and other WiMAX manufacturers have received letters/communications from Wi-LAN offering licenses of various Wi-LAN patents and contending that products complying with 802.11 and 802.16 standards are covered by certain patents allegedly owned by Wi-LAN.  The Company, in consultation with its patent counsel, has been reviewing Wi-LAN’s allegations and has had extensive correspondence with Wi-LAN regarding those allegations.  Wi-LAN continues to allege that its patents cover certain of the Company’s products, and has offered to negotiate a license with the Company with respect to the patents in question.  The Company is in discussions with Wi-LAN regarding a possible resolution of this matter.  However, there can be no assurance as to the ultimate outcome of this matter.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders (the “Special Meeting”) was held at Airspan’s offices in Boca Raton, Florida, on December 16, 2008 for the following purposes:

•
To consider and vote upon a proposal to approve an amendment to the Company’s Second Amended and Restated Articles of Incorporation, as amended, effecting a reverse stock split of the Company’s common stock at a ratio to be determined by the Company’s Board of Directors within a range of one-for-five shares to one-for-fifteen shares;

•
To consider and vote upon a proposal to approve an amendment and restatement of the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”) to increase the number of shares of common stock reserved for issuance thereunder and to allow for nine additional separate offering periods, the final offering period to commence on August 16, 2017 and terminate on August 15, 2018; and

•
To consider and vote upon a proposal to approve a stock option exchange program under which eligible employees (including executive officers but excluding non-employee members of the Company’s Board of Directors) will be offered the opportunity to exchange their eligible options to purchase shares of common stock outstanding under the Company’s equity compensation plans for a smaller number of new options at a lower exercise price.

The number of outstanding shares of the Company’s common stock and Series B preferred stock as of October 28, 2008, the record date for the Special Meeting, was 59,472,165 and 200,690, respectively. 48,206,727 shares of common stock and 200,690 shares of Series B preferred stock were represented in person or by proxy at the Special Meeting.

Pursuant to the Company’s Second Amended and Restated Articles of Incorporation, as amended, shareholders are entitled to one vote for each share of common stock and 81 votes for each share of Series B preferred stock.

With respect to the proposal to approve an amendment to the Company’s Second Amended and Restated Articles of Incorporation, as amended, effecting a reverse stock split of the Company’s common stock at a ratio to be determined by the Company’s Board of Directors within a range of one-for-five shares to one-for-fifteen shares, (i) 60,695,135 votes were cast for such proposal, (ii) 3,593,244 votes were cast against such proposal and (iii), 174,238 shares abstained from voting on such proposal.  No votes were withheld and there were no broker non-votes with respect to such proposal.  All outstanding shares of Series B preferred stock voted in favor of such proposal. Accordingly, the proposal to approve an amendment to the Company’s Second Amended and Restated Articles of Incorporation, as amended, effecting a reverse stock split of the Company’s common stock at a ratio to be determined by the Company’s Board of Directors within a range of one-for-five shares to one-for-fifteen shares was approved by the stockholders.

With respect to the proposal to approve an amendment and restatement of the ESPP to increase the number of shares of common stock reserved for issuance thereunder and to allow for nine additional separate offering periods, (i) 41,289,499 votes were cast for such proposal, (ii) 4,158,814 votes were cast against such proposal and (iii) 113,960 shares abstained from voting on such proposal.  No votes were withheld and there were 18,900,344 broker non-votes with respect to such proposal.  All outstanding shares of Series B preferred stock voted in favor of such proposal. Accordingly, the proposal to approve an amendment and restatement of the ESPP to increase the number of shares of common stock reserved for issuance thereunder and to allow for nine additional separate offering periods was approved by the stockholders.

With respect to the proposal to approve a stock option exchange program under which eligible employees (including executive officers but excluding non-employee members of the Company’s Board of Directors) will be offered the opportunity to exchange their eligible options to purchase shares of common stock outstanding under the Company’s equity compensation plans for a smaller number of new options at a lower exercise price, (i) 23,214,199 votes were cast for such proposal, (ii) 22,259,450 votes were cast against such proposal and (iii) 88,624 shares abstained from voting on such proposal.  No votes were withheld and there were 18,900,344 broker non-votes with respect to such proposal.  All outstanding shares of Series B preferred stock voted in favor of such proposal. Accordingly, the proposal to approve the stock option exchange program was approved by the stockholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the NASDAQ Global Market under the symbol “AIRN”. The price range per share, reflected in the table below, is the highest and lowest closing sale price for our common stock as reported by the NASDAQ Global Market during each quarter of the last two fiscal years.

	High	Low
2008
Fourth quarter	$0.39	$0.08
Third quarter	0.75	0.29
Second quarter	1.12	0.65
First quarter	1.71	0.90

2007
Fourth quarter	$2.77	$1.57
Third quarter	3.73	2.01
Second quarter	4.05	3.15
First quarter	5.03	3.51

At March 27, 2009, the closing sale price per share of our common stock was $0.20 and, based upon the number of record holders, we believe we had approximately 9,500 beneficial stockholders on that date.

On March 31, 2009, the Company announced that it would voluntarily delist its common stock from the NASDAQ Global Market by filing a Form 25 with the Securities and Exchange Commission on April 10, 2009.  Therefore, effective April 20, 2009, our common stock will be delisted from the NASDAQ Global Market.  After that date, our common stock will be quoted in the over-the-counter market in the “Pink Sheets,” a centralized electronic quotation service for over-the-counter securities.  The Company expects its common stock will continue to trade in the Pink Sheets, so long as market makers demonstrate an interest in trading in the Company’s common stock.  The Company will provide its new ticker symbol for trading on the Pink Sheets as soon as it becomes available.  The Company can give no assurance that its common stock will continue to be actively traded on the Pink Sheets or on any other quotation medium.

Following such delisting, we intend to deregister our common stock under the Exchange Act and become a non-reporting company under the Exchange Act.  On or about April 20, 2009, the Company will file with the SEC a Form 15, Notice of Termination of Registration and Suspension of Duty to File, to terminate its reporting obligations under the Exchange Act.  When the Form 15 has been filed, our obligation to file reports, and other information under the Exchange Act, such as Forms 10-K, 10-Q and 8-K will be suspended.  The deregistration of the Company’s common stock under the Exchange Act will become effective 90 days after the date on which the Form 15 was filed.  The Company is eligible to deregister under the Exchange Act because its common stock was held of record by fewer than 300 persons.

DIVIDENDS

We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends on our common stock. Payments of cash dividends on our common stock and Series B preferred stock in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our Board of Directors. Our current debt agreement with SVB prohibits us from paying dividends on our common stock and Series B preferred stock without the consent of our lenders.  Our Series B preferred stock also prohibits us from paying dividends on common stock without the consent of at least a majority of the shares of Series B preferred stock.

In 2006, we recognized a non-cash charge of $9.2 million for a deemed dividend to preferred stockholders associated with the beneficial conversion feature of the preferred stock issued in the third quarter of 2004, comprised of $8.3 million related to the Series B preferred stock issued in respect of Oak’s exchange of its Series A preferred stock and $0.9 million related to the Series B preferred stock issued in respect of Oak’s cash investment.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with our Consolidated Financial Statements and related notes and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” included elsewhere in this report.

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005 (1) (2)	Year ended December 31, 2004
	(in thousands, except for share and per share data)
Consolidated Statements of Operations Data:
Revenue	$70,351	$94,970	$127,812	$110,966	$94,647
Cost of revenue	49,076	70,134	94,948	79,467	67,243
Gross profit	21,275	24,836	32,864	31,499	27,404
Research and development	24,136	24,596	24,797	21,157	18,794
Sales and marketing	15,180	14,240	17,203	11,464	11,013
Bad debts	4,178	1,835	2,257	1,115	549
General and administrative	14,411	15,199	15,753	12,777	11,004
Amortization of intangibles	929	936	1,060	942	723
Impairment of goodwill	10,231	-	-	-	-
Restructuring provisions	1,908	(689)	2,183	1,150	413
Total operating expenses	70,973	56,117	63,253	48,605	42,496
Loss from operations	(49,698)	(31,281)	(30,389)	(17,106)	(15,092)
Interest and other income (expense), net	(580)	913	941	1,483	3,179
Loss before income taxes	(50,278)	(30,368)	(29,448)	(15,623)	(11,913)
Income taxes benefit/(provision)	500	(94)	246	546	1,938
Net loss	(49,778)	(30,462)	(29,202)	(15,077)	(9,975)
Deemed dividend associated with beneficial conversion of preferred stock	-	(4,670)	(9,179)	-	(10,439)
Net loss attributable to common stockholders	$(49,778)	$(35,132)	$(38,381)	$(15,077)	$(20,414)
Net loss attributable to common stockholders per share - basic and diluted	$(0.84)	$(0.77)	$(0.96)	$(0.39)	$(0.56)
Shares used to compute net loss attributable to common stockholders per share-basic and diluted	58,945,401	45,387,386	40,026,411	38,736,939	36,441,932

	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005 (1) (2)	December 31, 2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$22,548	$36,712	$27,234	$53,495	$66,296
Working capital	19,922	54,105	47,422	44,196	65,476
Total assets	69,911	114,021	110,554	120,452	115,198
Long-term debt	1,374	1,978	1,707	1,349	-
Stockholders’ equity	26,771	73,525	67,702	64,611	73,165

(1)  On June 16, 2005, we acquired ArelNet.
(2)  On November 9, 2005, we acquired Radionet.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this report. See “Item 1A. RISK FACTORS” for further discussion of the most significant risks that affect our business, financial condition, results of operations and/or cash flows.

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

We have transitioned our company over the last four years to focus on WiMAX product development and sales and marketing.  As a result, a majority of our resources are dedicated to WiMAX-based products and we are dependent on the acceptance of WiMAX solutions in the marketplace.

Since July 1, 2003, we have acquired three suppliers of BWA equipment.  Depending on the opportunities available, we may continue to expand our business through, among other things, acquisitions of other businesses and technologies and joint ventures.  Accordingly, we anticipate our future results of operation and financial condition may be directly or indirectly materially affected by our acquisition and joint venture efforts.  Acquisitions are inherently risky and our future growth may depend on our ability to successfully acquire, operate and integrate new businesses into our company. See “Item 1. BUSINESS” and “Item 1A. RISK FACTORS - We have made, and may continue to make, strategic acquisitions or enter into joint ventures.  If we are not successful in operating or integrating these acquisitions or joint ventures, our business, results of operations and financial condition may be materially and adversely affected.”

Our revenues were $70.4 million in 2008, a decrease from $95.0 million in 2007 and $127.8 million in 2006.  The decrease in 2008 reflected the significant decrease in sales of legacy products.  We have incurred net losses attributable to common stockholders of $49.8 million, $35.1 million and $38.4 million in 2008, 2007 and 2006, respectively.  Since becoming an independent company, we have generated significant net losses and negative cash flow.  We expect to continue to have negative cash flows and net losses at least for most of 2009.  We had an accumulated deficit of $325.9 million as of December 31, 2008.

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

Consolidated statement of operations data:

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
	($ in thousands except share and per share data)
Revenue – WiMAX	$50,256	$64,277	$45,753
Revenue - Non-WiMAX	20,095	30,693	82,059
Total Revenue	70,351	94,970	127,812
Cost of revenue	(49,076)	(70,134)	(94,948)
Gross profit	21,275	24,836	32,864
Margin	30%	26%	26%
Total operating expenses	70,973	56,117	63,253
Loss from operations	(49,698)	(31,281)	(30,389)
Net interest and other income (expense)	(580)	913	941
Loss before income taxes	(50,278)	(30,368)	(29,448)
Income tax benefit/(provision)	500	(94)	246
Net loss before deemed dividend	(49,778)	(30,462)	(29,202)
Deemed dividend associated with preferred stock	-	(4,670)	(9,179)
Net loss attributable to common stockholders	$(49,778)	$(35,132)	$(38,381)
Net loss attributable to common stockholders per share - basic and diluted	$(0.84)	$(0.77)	$(0.96)
Weighted average shares outstanding – basic and diluted	58,945,401	45,387,386	40,026,411

We generate revenue primarily from sales of our systems and from services related to support activities. Revenue from services in 2008 continued to be under 10% of our total revenue.  See “Critical Accounting Policies and Estimates” below for a discussion of our revenue recognition policies.

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

Our top ten customers accounted for approximately 55%, 63% and 72% of our total revenue in 2008, 2007 and 2006, respectively.  In the year ended December 31, 2008, Axtel accounted for 15% of our revenues, and in 2007, Axtel, Yozan Incorporated (“Yozan”) and Deutsche Breitband Dienste GmbH represented approximately 15%, 12% and 10% of our revenues, respectively. We had no other greater than 10% customers in either 2008 or 2007.

We anticipate that our dependence on our ten largest customers will continue.  In 2009, we expect significantly lower revenue from Axtel.

Our non-U.S. sales accounted for 82%, 91% and 92% of our total revenue in 2008, 2007 and 2006, respectively. The following table identifies the percentage of our revenue by customer geographic region in the periods identified.

	Percentage of Revenue
	Years ended December 31,
Geographic Area	2008	2007	2006

United States	18%	9%	8%
Asia Pacific	12%	21%	30%
Europe	25%	29%	19%
Africa and Middle East	20%	10%	3%
South and Central America and the Caribbean	25%	31%	40%

Total	100%	100%	100%

For further information on our business and geographic segments, see Note 16 to the Consolidated Financial Statements included elsewhere in this report.

Cost of revenue consists of component and material costs, direct labor costs, warranty costs, royalties, overhead related to manufacture of our products and customer support costs. Our gross margin is affected by changes in our product mix both because our gross margin on base stations and related equipment is higher than the gross margin on subscriber terminals, and because our different product lines generate different margins. In addition, our gross margin is affected by changes in the average selling price of our systems and volume discounts granted to significant customers.  We expect the average selling prices of our existing products to continue to decline and we intend to continue to implement product cost reductions and develop and introduce new products or product enhancements in an effort to maintain or increase our gross margins. Further, we may derive an increasing proportion of our revenue from the sale of our integrated systems through distribution channels. Revenue derived from these sales channels typically carries a lower gross margin than direct sales.

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

Sales and marketing expenses consist of salaries and related costs for personnel, sales commissions, consulting and agent’s fees and expenses for advertising, travel, technical assistance, trade shows, and promotional and demonstration materials. We expect to continue to incur substantial expenditures related to sales and marketing activities.

General and administrative expenses consist primarily of salaries and related expenses for our personnel, audit, professional and consulting fees and facilities costs.

To date, inflation has not had a material impact on the Company’s business; however, we are exposed to exchange rates as discussed further below.

Recent Events

In 2008, our revenue continued the decline that had started in 2007. Our total revenues decreased from $95.0 million in the year ended December 31, 2007 to $70.4 million during the year ended December 31, 2008.  Should the global economic conditions deteriorate further, we may experience further revenue declines.  We also incurred significant charges related to restructuring and impairment of goodwill as we continue to undertake activities to streamline our business.

        During the year ended December 31, 2008, many customers have been more cautious about committing to orders and we are continuing to experience significant competition. We are working closely with our key suppliers to streamline the manufacturing process.  We have recently completed the consolidation of our supply chain management to one location and we are striving to reduce other supply chain related costs in order to become more competitive.  We have reduced our global headcount to just over 200, compared with almost 300 in March 2008.

       We believe these actions were necessary in order to align our costs with our revised demand projections.  We expect to continue to incur operating losses during fiscal year 2009 if our revenues continue to decline, which may be accelerated by the current economic crisis, resulting in less demand for our products.  In the event that revenues and product demand fall short of our current expectations, we may need to take further actions to reduce operating costs.

Effective March 25, 2009, the Company and its wholly-owned subsidiary, Airspan Communications Limited, entered into the Amended and Restated Loan and Security Agreement with SVB.  The Company was not in compliance with the minimum tangible net worth covenant contained in our agreement with SVB at December 31, 2008, however, pursuant to the Amended and Restated Loan and Security Agreement, this default has been waived.  The amended minimum tangible net worth requirement at March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 and thereafter is $18,000,000, $14,000,000, $13,000,000 and $12,000,000, respectively, subject to certain adjustments based on positive earnings and equity issuances.  Effective March 25, 2009, amounts payable under the Amended and Restated Loan and Security Agreement bear interest at SVB’s prime rate plus 4.0% subject to a minimum rate of 8.0% per annum.  In February 2009, we repaid $7.4 million under our agreement with SVB as we were no longer eligible to borrow against inventory, as the Company’s worldwide cash and investments did not exceed $20 million and the Company’s cash and investments maintained at SVB and its affiliates did not exceed $15 million.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate the effectiveness of our estimates and judgments, including those related to: revenue recognition; allowance for doubtful accounts; inventory reserves; warranty reserve; restructuring costs; purchase accounting; valuation of goodwill and other intangibles; income taxes; derivative instruments; legal proceedings; and stock compensation.

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

Our revenue recognition policy reflects the fact that our revenue streams are primarily derived from (i) sales of hardware that do not require significant customization and (ii) services rendered (e.g., extended warranty, product maintenance, radio planning, consulting services, etc.).  In any one arrangement, we sometimes generate revenue from more than one revenue stream. In those instances, there is an added level of complexity in determining the appropriate method of revenue recognition.  Management must apply significant judgment in determining how to apply the current accounting standards and interpretations related to revenue recognition.

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

Applicability of Statement of Position 97-2, Software Revenue Recognition, (and Subsequent Modifications) “SOP 97-2”: Since inception, Airspan has accounted for the sale of products principally under Staff Accounting Bulletin No. 104 and Emerging Issues Task Force 00-21. Software related to the products has been considered incidental to the product offering as a whole. In the future, we anticipate that some of our products may include software that is not considered incidental to our products. In those cases, we will account for those arrangements under the provisions of SOP 97-2.

Contract Accounting: When the Company performs a specific development type contract for a customer subject to contract accounting under Statement of Position 81-1, Accounting for Performance of Certain Construction-Type Contracts, we may adopt the percentage-of-completion method or the completed-contract method to recognize revenues under the contract. Alternatively, where contracts under which separate units of output are produced, where progress can be measured on the basis of units of work completed, output is used to measure results directly and is generally the best measure of progress toward completion in circumstances in which a reliable measure of output can be established and the agreement contains milestones at which nonrefundable payments will be made by the customer.

Allowance for doubtful accounts

We are required to assess the collectability of our accounts receivable balances. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including, but not limited to, the current creditworthiness of each customer. Significant changes in required reserves may occur in the future due to the market environment. Should we consider it necessary to increase the level of reserves required for a particular customer or customers, then additional charges will be recorded in the future.

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

Restructuring costs

During 2006 and 2008, we recorded restructuring charges arising from our cost-reduction programs and established reserves which include estimates pertaining to employee termination costs, the loss on excess facilities and the write down of assets to be disposed of as part of the restructuring.  When providing for restructuring charges, we make estimates as to the expected costs to be incurred.  Estimates of future income from sub-letting excess facilities are made that offset expected future costs.  Although we do not anticipate significant changes, the actual costs may differ from the amount of the reserves.

Purchase accounting

In connection with acquisitions, we assess the fair value of assets acquired and liabilities assumed.  Items such as accounts receivable, inventories, fixed assets, intangible assets and accrued liabilities require a high degree of judgment involving assumptions and estimates including future cash flows and discount rates.  In certain situations, where we deem necessary, we may use third parties to assist us with such valuations. We used the purchase method of accounting for our acquisitions, for which adjustments are made to the initial purchase price allocation for up to a year from the acquisition date.  The purchase price allocation for the Radionet acquisition was finalized in 2006.

Valuation of goodwill and other intangible assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), we are required to assess the carrying value of goodwill annually or whenever circumstances indicate that a decline in value may have occurred.  We performed the annual goodwill impairment review as of December 31, 2008 and recorded an impairment charge.  See “-Results of Operations”.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  In addition, at least annually, the Company tests its identified intangible assets for impairment.  The impairment of goodwill in the fourth quarter of 2008 was considered to be a trigger event for the review of other long-lived assets. The other intangibles and long-lived assets were determined not to be impaired, based on the gross cash flows related to those assets.

In these reviews, we may make various assumptions regarding estimated future cash flows and other factors to determine the fair value of goodwill and other intangible and long-lived assets. If these estimates or related assumptions change in the future, we may be required to record an additional impairment charge that would adversely affect our results.

Income taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), as clarified by Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of SFAS No. 109.

FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more likely than not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Derivative instruments

We are subject to fluctuations in the exchange rates of certain currencies to the U.S. dollar, particularly U.K. pounds sterling and New Israeli Shekels. From time to time, we have entered into forward exchange contracts as a cash flow hedge of a portion of our pounds sterling operating expenses, primarily salary and facility lease expenses.  We make assumptions with respect to the amount and timing of entering into these contracts and the number of periods that we hedge, and we consider the value of our foreign currency obligations and the forecasted exchange rate.  Should the spot rate at the maturity of the contract be more favorable than the forward rate, we would incur an economic loss on that particular contract since we would pay more for the foreign currency than we would have without the contract.  (See “Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK”).

Legal proceedings

We are subject to class action complaints related to alleged false and misleading information in the Registration Statement and Prospectus used in connection with our initial public offering in July 2000 and we may also face litigation for labor, intellectual property, contract and other matters (see “Item 3. LEGAL PROCEEDINGS”). We are required to assess the likelihood of adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to changes in circumstances within each case.

Stock Compensation

We value stock-based employee compensation under Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”), which requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  The application of SFAS No. 123R involves significant judgment, including expected term, volatility and forfeiture rate.

Results of Operations

Our operations are affected by local, national and worldwide economic conditions, including, but not limited to, perceived and actual economic conditions, recessions, deflation, exchange rates, interest rates, taxation policies and the availability of credit.  The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding capital and commodity markets.  A lower level of economic activity may adversely affect our revenues and future growth, as well as the future growth of the WiMAX market upon which our business is substantially dependent.  In addition, deflation resulting in a decline of prices could reduce our revenues.  The current instability in the financial markets, as a result of recession or otherwise, may also affect the cost of capital and our ability to raise capital.

Current economic conditions may be exacerbated by insufficient financial sector liquidity which may impact our customers’ ability to pay timely for our products, increase customer bankruptcies and may lead to increased bad debts. In addition, our suppliers (including our key suppliers) could experience credit or other financial difficulties that could result in delays in their ability to supply us with necessary goods and services.

There can be no assurance that the current economic slowdown or further deterioration of economic conditions in the United States as well as internationally will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

The following table provides operating data as a percentage of revenue for the periods presented.

	Years ended December 31,
	2008	2007	2006
	%	%	%

Revenue	100.0	100.0	100.0
Cost of revenue	69.8	73.8	74.3
Gross profit	30.2	26.2	25.7
Operating expenses:
Research and development	34.3	25.9	19.4
Sales and marketing	21.6	15.0	13.5
Bad debt	5.9	1.9	1.8
General and administrative	20.5	16.0	12.3
Amortization of intangibles	1.3	1.0	0.8
Impairment of intangibles	14.5	-	-
Restructuring provision	2.7	-0.7	1.7
Total operating expenses	100.9	59.1	49.5
Loss from operations	-70.6	-32.9	-23.8
Interest and other income (expense), net	-0.8	1.0	0.7
Income taxes	0.7	-0.1	0.2
Net loss before deemed dividend	-70.8	-32.1	-22.8
Deemed dividend associated with issuance of preferred stock	0	-4.9	-7.2
Net loss attributable to common stockholders	-70.8	-37.0	-30.0

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Revenue

Revenue decreased 26% from $95.0 million for the year ended December 31, 2007 to $70.4 million for the year ended December 31, 2008.  The $24.6 million decrease in revenue is primarily attributable to the continued decline in sales of our non-WiMAX products (WipLL, Proximity and other legacy products), which comprised approximately 29% of revenues in 2008 and 32% in 2007.  Revenue from WiMAX products decreased 22% in 2008 to $50.3 million from $64.3 million in 2007. In 2008, we made deliveries of WiMAX systems to more than 200 customers in over 100 countries.

Geographically, in 2008, approximately 25% of our revenue was derived from customers in Mexico, Latin America and the Caribbean, 25% from customers in Europe, 20% from customers in Africa and the Middle East, 18% from customers in the United States and Canada, and 12% from customers in Asia.

We are intensifying our focus on mobile network deployments and the new opportunities presented by these projects and our strong product line up.  These products require continued research and development investment.  In the short-term, we continue to work closely with our longstanding customers to actively capitalize on new opportunities as carriers finalize their decisions to deploy WiMAX products.  We expect our legacy business to continue to decline in 2009 from 2008 levels.

Cost of Revenue

Cost of revenue decreased 30% from $70.1 million in the year ended December 31, 2007 to $49.1 million in the year ended December 31, 2008.  This decrease was due primarily to the decrease in revenue. As a percentage of revenue, our cost of revenue was 69.8% in 2008 and 73.8% in 2007.

Cost of revenue for fiscal 2007 included a charge for inventory provisions of $6.8 million, recorded primarily as a result of the decline of our non-WiMAX revenues in 2007 from 2006 levels and a subsequent reduced outlook for sales of these products.

Gross margin was 30% for 2008 and 26% for 2007.  Our gross profit is directly related to revenue except for period operating costs, including inventory provisions. Our gross margin varies primarily based on the mix of products we deliver and the composition of base station revenue that usually has a higher margin, over lower margin customer premise equipment.  During 2007, the gross margins from the increased sales of higher-margin WiMAX products were adversely offset by the inventory provision described above.

Research and Development Expenses

Research and development expenses decreased 2% from $24.6 million in the year ended December 31, 2007 to $24.1 million in the year ended December 31, 2008.  The year-over-year decrease was due primarily to headcount reductions from the restructuring activity during 2008.

Sales and Marketing Expenses

Sales and marketing expenses increased 7% from $14.2 million in the year ended December 31, 2007 to $15.2 million in the year ended December 31, 2008. The increase of 7% is primarily attributable to additional marketing headcount in 2008.

Bad Debt Expense

During 2008 and 2007, we provided for receivables of $4.2 million and $1.8 million, respectively. The increase in bad debt expense in 2008 was due primarily to the Nortel bankruptcy filing in December 2008.

General and Administrative Expenses

General and administrative expenses decreased 5% to $14.4 million in the year ended December 31, 2008 from $15.2 million in the year ended December 31, 2007. The decrease is primarily attributable to the decrease in headcount as a result of the restructuring activities during 2008.

Amortization of Intangibles

Amortization of intangibles expense remained flat at $0.9 million in the year ended December 31, 2008 and the year ended December 31, 2007.

Impairment of Goodwill

The Company performed its annual goodwill impairment review as of December 31, 2008. This review found the fair value of the business to be lower than its carrying value, and the second step of this analysis determined that goodwill had no implied value. Therefore a non-cash charge of $10.2 million for goodwill impairment was recorded in the fourth quarter of 2008.

The Company breached the December 31, 2008 minimum tangible net worth covenant contained in our agreement with SVB due to the impact of continued losses on tangible net worth. Also the deterioration of overall macroeconomic conditions in the fourth quarter of 2008 reduced our customers’ ability to finance purchases of our equipment. The impact of these conditions, among others, included lower projected future revenues from customers and a higher Company specific risk factor included in the calculation of the weighted average cost of capital. These factors then resulted in a calculated fair value below the book value. The expected present value of future cash flows was used to estimate fair value.

The impairment of goodwill in the fourth quarter of 2008 was considered to be a triggering event for the review of other long-lived assets.   The other intangibles and long-lived assets were determined not to be impaired, based on the gross cash flows related to those assets. There was no goodwill impairment expense recorded in 2007.

Restructuring Provision

During 2008, the Company commenced a company-wide restructuring program to reduce operating expenses. As a result, in 2008, the Company recorded restructuring charges of $1.9 million, to reflect the total cost of this restructuring program.  In 2007, we recorded a credit for restructuring of $0.7 million relating to the reduction of a provision for certain liabilities related to a leased property in the United Kingdom.

Interest Income, Net

Interest income decreased 38% to $0.8 million in the year ended December 31, 2008 from $1.3 million for the year ended December 31, 2007. Interest expense increased 20% to $0.6 million in the year ended December 31, 2008 from $0.5 million for the year ended December 31, 2007.  The net decrease resulted primarily from an increase in borrowings under our bank line of credit.

Other Income (Expense), Net

Other income (expense), net decreased 825% to an expense of $0.8 million in the year ended December 31, 2008 from income of $0.1 million for the year ended December 31, 2007. This decrease is primarily due to higher foreign exchange losses in 2008 of $1.2 million.

Income Taxes

A net income tax credit of $0.5 million was recorded in the year ended December 31, 2008, compared to a charge of $0.1 million recorded in the year ended December 31, 2007.  The tax credit in 2008 primarily relates to research and development tax credits in the United Kingdom, for which we became eligible starting in August 2008.  The Company was not eligible for the research and development tax credits in the United Kingdom in 2007 as the Company exceeded the maximum threshold limits during that year.  No other income tax benefit has been recorded for the tax losses generated because we have incurred operating losses since inception.

Deemed Dividend Upon Issuance of Stock

During 2007, we recognized a non-cash charge of $4.7 million for a deemed dividend to our Series B preferred stockholders as a result of an anti-dilution adjustment to our Series B preferred stock following a public offering of our common stock.

Net Loss Attributable to Common Stockholders

For the reasons described above, our net loss before taxes increased 65% to $50.3 million in 2008 from $30.4 million in 2007, and our net loss attributable to common stockholders increased 42% to $49.8 million in 2008 from $35.1 million in 2007.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

Revenue

Revenue decreased 26% from $127.8 million for the year ended December 31, 2006 to $95.0 million for the year ended December 31, 2007.  The $32.8 million decrease in revenue was attributable to the continued decline in sales of our non-WiMAX products (WipLL, Proximity and other legacy products), which comprised approximately 32% of revenues in 2007 and 64% in 2006.  Revenue from WiMAX products increased 40% in 2007 to $64.3 million from $45.8 million in 2006. In 2007, we made deliveries of WiMAX systems to more than 150 customers in over 60 countries. However, increases in revenues from WiMAX products did not fully offset significant declines in sales of non-WiMAX products.

Geographically, in 2007, approximately 31% of our revenue was derived from customers in Mexico, Latin America and the Caribbean, 29% from customers in Europe, 21% from customers in Asia, 10% from customers in Africa and the Middle East and 9% from customers in the United States and Canada.

In 2007, we intensified our focus on mobile network deployments and the new opportunities presented by these projects and our strong product line up.  These products required continued research and development investment. We continued to work closely with our longstanding customers to actively capitalize on new opportunities as carriers finalized their decisions to deploy WiMAX products.  Our legacy business continued to decline in 2007 from 2006 levels.

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

General and Administrative Expenses

General and administrative expenses decreased 4% from $15.8 million in the year ended December 31, 2006 to $15.2 million in the year ended December 31, 2007.  The decrease was primarily attributable to the decrease in headcount as a result of the restructuring in the second half of 2006.

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

Interest Income, Net

Interest income, net decreased 21% from $1.0 million in the year ended December 31, 2006 to $0.8 million for the year ended December 31, 2007. The decrease resulted primarily from an increase in borrowings under our bank line of credit and lower interest income due to lower invested balances.

Other Income (Expense), Net

Other income (expense), net increased 227% from expense of $0.1 million in the year ended December 31, 2006 to income of $0.1 million for the year ended December 31, 2007. This increase was primarily due to higher foreign exchange gains in 2007.

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

Deemed Dividend Upon Issuance of Stock

During 2007, we recognized a non-cash charge of $4.7 million for a deemed dividend to our Series B preferred stockholders as a result of an anti-dilution adjustment to our Series B preferred stock following a public offering of our common stock.  In 2006, we recognized a non-cash charge of $9.2 million for a deemed dividend to preferred stockholders associated with the beneficial conversion feature of the preferred stock issued in the third quarter of 2006.

Net Loss Attributable to Common Stockholders

For the reasons described above, our net loss before taxes increased 3% from $29.4 million in 2006 to $30.4 million in 2007, and our net loss attributable to common stockholders decreased 9% from $38.4 million in 2006 to $35.1 million in 2007.

Restructuring

In the fourth quarter of 2002, the decision was made to completely outsource all of our manufacturing.  As a result, a $1.0 million restructuring charge was recorded for the closure of our Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $0.4 million was recognized as restructuring in the income statement in the fourth quarter of 2003 as we reassessed the ability to sublease the Riverside facility. During the second quarter of 2005, we recognized an additional restructuring charge of $1.2 million for additional costs expected to be incurred related to certain facility charges in respect of buildings in the United Kingdom.  We paid $0.8 million in final settlement of these charges in February 2008.

In the third quarter of 2006, the Company commenced a company-wide restructuring program to reduce operating expenses.  The operating expense reduction was accomplished primarily through reductions in worldwide headcount.  In 2006, the Company recorded restructuring charges of $2.2 million.

We reached our cost cutting target in the third quarter of 2008 as a result of cost reductions earlier in the year.  However, we decided to continue reducing overall operating expenditures in light of the general economic uncertainty, while not sacrificing our key commercial and research and development activities. We believe that this focus will allow us to realize additional cost savings in 2009.   The total restructuring charge in 2008 was $1.9 million, including $1.5 million related to headcount reduction and $0.4 million of asset write-offs related to the restructuring.  We expect operating expenses in 2009 will be over $10 million lower than in 2008.

The restructuring charges and their utilization are summarized as follows:

All amounts in thousands of U.S.$’s	Balance at Beginning of Period	Restructuring Charge	Utilized	Balance at End of Period

Year ended December 31, 2008
One time termination benefits	$-	$1,519	$(1,105)	$414
Contract termination costs	796	-	(796)	-
Other associated costs	-	-	-	-
	$796	$1,519	$(1,901)	$414

Year ended December 31, 2007
One time termination benefits	$375	$-	$(375)	$-
Contract termination costs	1,437	(639)	(2)	796
Other associated costs	50	(50)	-	-
	$1,862	$(689)	$(377)	$796

Year ended December 31, 2006
One time termination benefits	$-	$2,183	$(1,808)	$375
Contract termination costs	1,436	163	(162)	1,437
Other associated costs	50	-	-	50
	$1,486	$2,346	$(1,970)	$1,862

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents totaling $14.7 million, short-term investments totaling $7.7 million and $0.2 million of restricted cash in current assets.  In addition, we had restricted cash of $0.9 million in other non-current assets.  A total of $1.0 million is held as collateral for performance guarantees on customer contracts and with landlords, of which $0.9 million is for guarantees with maturities in excess of one year. The amount of $0.1 million included in restricted cash is for withholding from salaries of employees under our Employee Share Purchase Plan (“ESPP”).  All short-term investments are of investment grade quality and are not subject to significant market risk.  We have no material capital commitments.

For the year ended December 31, 2008, we used $17.4 million of cash in operating activities compared with $27.9 million for the year ended December 31, 2007. The operating cash outflow for fiscal 2008 was primarily a result of our net loss of $49.8 million and decreases in other accrued expenses, accounts payable and customer advances of $2.9 million, $1.1 million and $0.7 million, respectively. The cash outflow was partially offset by $10.2 million of goodwill impairment, $3.9 million of depreciation and amortization, $2.6 million of non-cash stock compensation and decreases in receivables of $13.2 million, decreases in deferred revenue of $2.4 million and increases in other operating assets of $0.8 million.

We implemented a cost reduction plan during 2008 in light of the general economic uncertainty, while not sacrificing our key commercial and research and development activities. We believe that this focus will allow us to realize cost savings in 2009 and will reduce our commitments for headcount and related expenses compared to 2008. We will continue to reduce our operating expenses in 2009 as we streamline our operating expenses in the light of the general economic uncertainty.

We have introduced new product variants in 2009 related to our WiMAX base stations in the 700 MHz, 2.5 GHz and 2.3 GHz frequencies. In addition, we believe that our products are well placed to support the market requirements related to broadband initiatives under the American Recovery and Reinvestment Act.  We believe that these variants and this government sponsored initiative may increase our WiMAX sales in 2009. We continue to monitor carefully our credit terms with our customers, which may have the impact of delaying or losing some sales as a result of the customer’s inability to raise finances.

We expect that our suppliers will continue to evaluate their credit arrangements with us during this general economic uncertainty and may reduce the amount of credit that is made available to us, above those demanded in 2008.

The net cash used in investing activities for the year ended December 31, 2008 was $4.1 million, comprised of $2.2 million, net for the acquisition and sale of investment securities and by cash used of $1.9 million for capital equipment purchases. During 2009 we will move our Israel offices to a new facility which will incur approximately $0.5 million of capital expenditure. Apart from this we do not expect a significant increase in our capital expenditures in 2009.

Our net cash provided by financing activities for the year ended December 31, 2008 was $5.4 million. During 2008, we generated $5.0 million from borrowings under the line of credit, $0.1 million from the exercise of stock options and $0.3 million from the issuance of common stock under our ESPP.

Since inception, we have financed our operations through private sales of convertible preferred stock, an initial public offering of common stock, which we completed on July 25, 2000, a secured bank line of credit and an underwritten public secondary offering of common stock.

In September 2006, we had a private sale of convertible preferred stock. We raised approximately $28.7 million (net of expenses) through the issuance of Series B preferred stock to Oak. In September and October 2007, the Company issued 17,250,000 shares of common stock in an underwritten public secondary offering at a price of $2.00 per share. All of the shares were sold by the Company. The offering was made under the Company’s effective shelf registration statement covering up to $50 million of equity securities previously filed with the SEC.

Effective March 25, 2009, we and our wholly-owned subsidiary, Airspan Communications Limited, entered into an Amended and Restated Loan and Security Agreement with SVB.  For the term of the credit line, which was extended from December 31, 2009 to March 31, 2010, we may, subject to certain adjustments, borrow up to the lesser of (i) $20 million, and (ii) (a) 80% of eligible accounts receivable plus (as long as the Company’s worldwide cash and investments exceeds $20 million, and the Company’s cash and investments maintained at SVB and its affiliates exceeds $15 million) and (b) the lesser of (1) 60% of eligible inventory, and (2) $8 million (the “Borrowing Base”).  In February 2009, the Company repaid $7.4 million under our agreement with SVB as the Company was no longer eligible to borrow against inventory, as the Company’s worldwide cash and investments did not exceed $20 million and the Company’s cash and investments maintained at SVB and its affiliates did not exceed $15 million. The Company was not eligible to make borrowings under the inventory portion of the line at March 27, 2009.  We are currently drawing on the credit line and we expect to continue to use it in 2009.  The credit facility requires us to satisfy certain financial covenants, including the maintenance of a minimum Tangible Net Worth and a minimum Adjusted Quick Ratio (as defined in the Amended and Restated Loan and Security Agreement).  As of December 31, 2008, the minimum tangible net worth requirement under our agreement with SVB was $30 million and the Company’s actual tangible net worth was $25.8 million.  As such, the Company was not in compliance with the tangible net worth covenant at December 31, 2008.  This default has been waived effective March 25, 2009 pursuant to the Amended and Restated Loan and Security Agreement.  The amended required minimum tangible net worth at March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 and thereafter is $18 million, $14 million, $13 million and $12 million, respectively, subject to certain adjustments based on positive earnings and equity issuances. Assuming that we are able to achieve our planned sales levels and contain expenses and cash resources used in accordance with our 2009 financial plan, we currently believe that we will be able to meet the required minimum tangible net worth covenants as amended and restated. The credit facility also contains various provisions that restrict our use of cash and operating flexibility.  These provisions could have important consequences for us, including (i) causing us to use a portion of our cash flow from operations for debt repayment and/or service rather than other perceived needs, (ii) precluding us from incurring additional debt financing for future working capital or capital expenditures, and (iii) impacting our ability to take advantage of significant, perceived business opportunities, such as acquisition opportunities or to react to market conditions.  Our failure to meet financial and other covenants would give rise to a default under the Amended and Restated Loan and Security Agreement.  In the event of an uncured default, the Amended and Restated Loan and Security Agreement provides that all amounts owed to SVB may be declared immediately due and payable and that SVB has the right to enforce its security interest in our assets.

The Amended and Restated Loan and Security Agreement is secured by collateral, including all of our rights and interests in substantially all of our personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, books and records, contract rights and proceeds of the above items.  At December 31, 2008, $12.5 million of indebtedness was outstanding and at March 27, 2009, $5.1 million of indebtedness was outstanding under our agreement with SVB.  During 2008, advances under our agreement with SVB bore interest at SVB’s prime rate plus a percentage ranging from 0.0% to 1.75% per annum depending on certain financial and collateral tests.  Effective March 25, 2009, amounts payable under the Amended and Restated Loan and Security Agreement bear interest at SVB’s prime rate plus 4.0% subject to a minimum rate of 8.0% per annum.  See Note 8 to the Consolidated Financial Statements included elsewhere in this report.

Until we are able to generate positive cash flow from operations, if ever, we intend to use our existing cash resources and the Amended and Restated Loan and Security Agreement, if available, together with, depending on market conditions and opportunities, the net proceeds of equity financings to finance our operations.  We expect to fund our operations during 2009 from existing cash resources, the continued use of our loan facility with SVB, the sale of certain assets and the receipt of research and development tax credits. Assuming, that we are able to achieve our planned sales levels and reduce and contain expenses and cash resources used in accordance with our 2009 financial plan, we currently believe we will have sufficient cash resources to finance our operations for at least the next twelve months.  However, there can be no certainty that we will not require additional funding in 2009 or, if needed, that any such funding will be available.

We recognize that our need for capital in future periods may increase due to a variety of factors, estimates and assumptions. If our projected demand for capital materially increases and our then current and/or projected cash resources have not increased a comparable amount, we may need to modify our existing business plan or seek new capital which may be available only on terms that may not be acceptable to the Company, especially in light of current adverse economic conditions. If we are compelled to adopt measures to conserve cash resources due to the lack of availability of capital, such measures may adversely affect our results of operations and the short-term and/or long-term prospects for our business.

Summary of Contractual Obligations

The impact that our contractual obligations as of December 31, 2008 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due by Period
All amounts in thousands of U.S.$’s	Total	2009	2010-2011	2012-2013	After 2013

Long-term debt (including interest)	$14,431	$13,061	$1,370	$-	$-
Operating lease obligations	5,228	2,361	1,940	856	71
Purchase obligations (1)	8,551	8,551	-	-	-
	$28,210	$23,973	$3,310	$856	$71

(1) As of December 31, 2008, the Company had commitments with its main subcontract manufacturers under various purchase order and contractual forecast arrangements.

The Company had bank guarantees with its landlords and customers totaling $1.0 million at December 31, 2008. The guarantees secure payment or performance obligations of the Company under contracts. The Company has pledged cash to the banks as collateral for the customer guarantees in the same amounts as the guarantees. This pledged cash has been classified as restricted cash.

We have no material commitments other than the loans we assumed with the Finnish Funding Agency for Technology and Innovation in connection with our acquisition of Radionet, borrowings under the Amended and Restated Loan and Security Agreement, operating leases and supplier purchase commitments mentioned herein. See “Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” and Note 9 to the Consolidated Financial Statements included elsewhere in this report.

Off-Balance Sheet Arrangements

As of December 31, 2008, we are not using off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s earnings are affected by changes in interest rates.  As of December 31, 2008 and 2007, we had cash and cash equivalents, restricted cash and short-term investments of $22.5 million and $36.7 million, respectively.  Substantially all of the short-term investments as of both December 31, 2008 and December 31, 2007, consisted of highly liquid investments with maturities of less than 90 days. These investments are exposed to interest rate risk, but a hypothetical increase or decrease in market interest rates by two percentage points from December 31, 2008 rates would cause the fair market value of these short-term investments to change by an insignificant amount. Due to the short duration of these investments, a short-term increase in interest rates would not have a material effect on our financial condition or results of operations. Declines in interest rates over time would, however, reduce our net interest income. Due to the uncertainty of the specific actions that would be taken to mitigate this, and their possible effects, the sensitivity analysis does not take into account any such action.

Foreign Currency Exchange Rate Risk

The following table shows our revenue by currency as a percentage of our total revenue for the periods presented:

	Years ended December 31,
	2008	2007	2006

U.S. dollars	91.0%	81.9%	86.9%
Euros	3.6	12.7	10.4
Australian dollars	2.2	2.8	2.7
Other	3.2	2.6	-
	100.0%	100.0%	100.0%

Total Euro denominated sales for the periods presented were:

	Years ended December 31,
All figures in thousands (except exchange rate figures)	2008	2007	2006

Euros	€1,710	€8,825	€10,552
Average exchange rate of $1U.S. = €	0.6800	0.7329	0.79678
U.S.$ equivalent	$2,514	$12,041	$13,243

If the average exchange rates used had been higher or lower by 10% they would have decreased or increased the total Euro denominated sale value by	$229	$1,095	$1,192

Total Australian dollar denominated sales for the periods presented were:

	Years ended December 31,
All figures in thousands (except exchange rate figures)	2008		2007		2006

Australian dollars	Aus$	1,811	Aus$	3,139	Aus$	4,554
Average exchange rate of $1U.S. = Australian dollar		1.168		1.2010		1.32774
U.S.$ equivalent		$1,551		$2,614		$3,430

If the average exchange rates used had been higher or lower by 10% they would have decreased or increased the total Euro denominated sale value by		$141		$238		$309

We expect the proportions of sales in Euros and Australian dollars to fluctuate over time although they were a small percentage of the total in all years. The Company’s sensitivity analysis for changes in foreign currency exchange rates does not factor in changes in sales volumes.

The Company’s operating results are affected by movements in foreign currency exchange rates against the U.S. dollar, particularly the U.K. pound sterling and New Israeli Shekel. This is because most of our operating expenses, which may fluctuate over time, are incurred in pounds sterling or New Israeli Shekels.

To manage our pound foreign currency risk we have, at various times, entered into forward exchange contracts to cover a percentage of the projected exposure. At December 31, 2008 and December 31, 2007, we had no forward exchange contracts outstanding.

During 2008, we paid operating expenses in local currency of approximately 14.4 million pounds sterling. If during 2008 the average exchange rates had been higher or lower by 10%, the pound sterling denominated operating expenses would have decreased or increased by $2.4 million.  None of these expenses were hedged.

During the year ended December 31, 2008, we paid operating expenses in New Israeli Shekels of 59.0 million New Israeli Shekels.  If the average exchange rates had been higher or lower by 10%, the New Israeli Shekel operating expenses would have decreased or increased by $1.5 million for the year ended December 31, 2008.  None of these expenses were hedged.

For the years ended December 31, 2008, 2007 and 2006, we incurred the majority of our cost of revenue in U.S. dollars.

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

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of such date the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

 This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Except where otherwise noted, the information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement or by an amendment to this Annual Report on Form 10-K, with the exception of the executive officers and directors section of Item 10.  We will file our definitive proxy statement or an amendment to this Annual Report on Form 10-K within 120 days after the end of our fiscal year ended December 31, 2008.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the names, ages and business experience of our executive officers and directors required by this Item is furnished in Part I, Item 1. BUSINESS of this Annual Report on Form 10-K under the caption “Executive Officers and Directors of the Registrant”.  Except as set forth below, all other information required by this Item is incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement or by an amendment to this Annual Report on Form 10-K to be filed within 120 days after the end of our fiscal year ended December 31, 2008.

Code of Ethics

We maintain a code of business conduct (the “Code”) that applies to our directors, Chief Executive Officer, Chief Financial Officer and Controller, as well as to all of our other employees. This Code, a copy of which is available on our web site at www.airspan.com, addresses, among other things: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) compliance with applicable governmental laws, rules, and regulations; (iii) the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; (iv) accountability for adherence to the Code; and (v) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications we make. In the event we ever waive compliance by our directors, our Chief Executive Officer, Chief Financial Officer, or Controller with the Code, we will disclose the waiver on our Web site at the web address provided above. (The URL above is intended to be an inactive textual reference only. It is not intended to be an active hyperlink to our Web site. The information on our Web site, which might be accessible through a hyperlink resulting from this URL, is not part of this report and is not incorporated herein by reference.)

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement or by an amendment to this Annual Report on Form 10-K to be filed within 120 days after the end of our fiscal year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this Item is incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement or by an amendment to this Annual Report on Form 10-K to be filed within 120 days after the end of our fiscal year ended December 31, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2008

The following table sets forth information as of December 31, 2008 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	7,837,014	$3.02	3,239,722
Equity compensation plans not approved by security holders (2)	172,805	$3.68	-
Total	8,009,819	$3.03	3,239,722

 (1) In 1998 and 2000, the Company’s stockholders approved the 1998 Employee Stock Option Plan and the ESPP respectively.  In 2004, the Company’s stockholders approved the 2004 Omnibus Equity Compensation Plan.
(2) Issued pursuant to the Company’s 2001 Supplemental Stock Option Plan (the “2001 Plan”) and the Company’s 2003 Supplemental Stock Option Plan (the “2003 Plan”).

The 2001 Supplemental Stock Option Plan

The 2001 Plan provides for the grant to our non-officer employees and consultants of non-statutory stock options. The 2001 Plan provides for the grant of options for up to 901,465 shares of common stock, all of which options have been granted as of the date hereof. The Compensation Committee of our Board of Directors administers the 2001 Plan. The Compensation Committee determines the terms of options granted under the 2001 Plan, including the number of shares subject to the option, exercise price, term, and exercisability. The exercise price may be equal to, more than or less than 100% of the fair market value of a share of our common stock on the date the option is granted, as determined by the Compensation Committee. The Compensation Committee has the authority to amend or terminate the 2001 Plan, provided that stockholder approval shall be required if such approval is necessary to comply with any tax or regulatory requirement.  If not terminated earlier, the 2001 Plan will terminate February 7, 2011.

The 2003 Supplemental Stock Option Plan

The 2003 Plan provides for the grant to our non-officer employees, new hires, and consultants of non-statutory stock options. The 2003 Plan provides for the grant of options for up to 241,500 shares of common stock, all of which options have been granted as of the date hereof. The Compensation Committee of our Board of Directors administers the 2003 Plan. The Compensation Committee determines the terms of options granted under the 2003 Plan, including the number of shares subject to the option, exercise price, term, and exercisability. The exercise price may be equal to, more than or less than 100% of the fair market value of a share of our common stock on the date the option is granted, as determined by the Compensation Committee. The Compensation Committee has the authority to amend or terminate the 2003 Plan, provided that stockholder approval shall be required if such approval is necessary to comply with any tax or regulatory requirement. If not terminated earlier, the 2003 Plan will terminate September 1, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement or by an amendment to this Annual Report on Form 10-K to be filed within 120 days after the end of our fiscal year ended December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to our definitive proxy statement or by an amendment to this Annual Report on Form 10-K to be filed within 120 days after the end of our fiscal year ended December 31, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

(1)           Financial Statements

(2)           Financial Statement Schedule

Page

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2006, 2007 and 2008	F-34

(3)           Exhibits

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation of Airspan (1)
3.2	Articles of Amendment to the Articles of Incorporation of Airspan (2)
3.3	Articles of Amendment to the Articles of Incorporation of Airspan (3)
3.4	Amended and Restated Bylaws of Airspan (24)
4.1	Form of Airspan’s common stock certificate (4)
4.2	Preferred Stock Purchase Agreement, dated July 28, 2006, among Airspan and Oak Investment Partners XI, Limited Partnership, including exhibits thereto (5)
4.3	Consent to the Withdrawal of Registration Statements, made as of March 20, 2009, by Oak Investment Partners XI, Limited Partnership*
10.1	1998 Stock Option and Restricted Stock Plan (6), (11)
10.2	Amended and Restated 2000 Employee Stock Purchase Plan (11), (25)
10.3	Omnibus Equity Compensation Plan (11)*
10.4	2001 Supplemental Stock Option Plan (7), (11)
10.5	2003 Supplemental Stock Option Plan (8), (11)
10.6	Written Summary of Airspan’s Non-Employee Director Compensation Plan (9), (11)
10.7	Employment Agreement with Eric Stonestrom (11), (12)
10.8	Employment Agreement with Henrik Smith-Petersen (11), (13)
10.9	Employment Agreement with Alastair Westgarth (11), (14)
10.10	Employment Agreement with Arthur Levine (10), (11)
10.11	Employment and Relocation Agreement with David Brant (11), (24)
10.12	Technical Assistance Support Services Agreement for FWA Equipment, dated as of February 14, 2003 (“FWA TASS”), by and between Nortel Networks U.K. Limited and Axtel, S.A. de C.V. (15)**
10.13	Preferred Stock Purchase Agreement, dated as of September 10, 2004, among Airspan and Oak Investment Partners XI, Limited Partnership (16)
10.14	Amendment No. 1 to Preferred Stock Purchase Agreement (17)
10.15	Purchase and License Agreement, dated as of December 28, 2004, by and among Airspan Communications Limited (“Airspan Ltd.”) and Axtel, S.A. de C.V. (18)**
10.16	Amendment Agreement No. 3 to FWA TASS, dated as of December 28, 2004, between Airspan Ltd. and Axtel, S.A. de C.V. (19)**
10.17	Purchase Contract, dated April 14, 2005, by and between Yozan Incorporated (“Yozan”) and Airspan Ltd. (10) **
10.18	Supplement to Purchase Contract, dated August 15, 2005, by and between Yozan and Airspan Ltd. (10) **

Exhibit Number	Description of Exhibit
10.19	2nd Purchase Contract, dated September 13, 2005, by and between Yozan and Airspan Ltd. (10) **
10.20	Amendment of 1st and 2nd Purchase Contracts, dated October 6, 2005, by and between Yozan and Airspan Ltd. (10) **
10.21	Amendment of 2nd Purchase Contracts, dated February 25, 2006, by and between Yozan and Airspan Ltd. (10) **
10.22	Memorandum of Understandings, dated February 25, 2006, by and between Yozan and Airspan Ltd. (10) **
10.23	Memorandum of Understandings, dated June 23, 2006, by and between Yozan and Airspan Ltd. (20) **
10.24	Loan and Security Agreement, dated as of August 1, 2006, by and among Silicon Valley Bank, Airspan, and Airspan Ltd., including exhibits thereto (21)
10.25	Memorandum of Understandings, dated September 8, 2006, by and between Yozan and Airspan Ltd. (22) **
10.26	First Amendment to Loan and Security Agreement, dated as of August 7, 2007, between Silicon Valley Bank, Airspan and Airspan Ltd. (23)
10.27	Form of Option Agreements (11), (26)
10.28	Employment Agreement with Paul Senior (11), (26)
10.29	Employment Agreement with Uzi Shalev (11), (26)
10.30	Employment Agreement with Padraig Byrne (11), (26)
10.31	Second Amendment to Loan and Security Agreement, dated as of August 21, 2008, between Silicon Valley Bank, Airspan and Airspan Communications Ltd. (27)
10.32	Amended and Restated Loan and Security Agreement, dated as of March 25, 2009, between Silicon Valley Bank, Airspan and Airspan Communications Ltd. (28)
14.1	Airspan Code of Business Conduct (10)
21	Subsidiaries of registrant (24)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*	Filed herewith
**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission
***	Furnished herewith
(1)	Incorporated by reference to Airspan’s Form 10-Q for the quarter ended April 4, 2004
(2)	Incorporated by reference to Airspan’s report on Form 8-K filed on September 15, 2004
(3)	Incorporated by reference to Airspan’s report on Form 8-K filed on September 26, 2006
(4)	Incorporated by reference to Airspan’s Registration Statement on Form S-1 (333-34514) filed April 11, 2000
(5)	Incorporated by reference to Airspan’s report on Form 8-K filed on August 1, 2006
(6)	Incorporated by reference to Airspan’s Registration Statement on Form S-1/A (333-34514) filed May 26, 2000
(7)	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2000
(8)	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2003
(9)	Incorporated by reference to Airspan’s report on Form 8-K filed on July 31, 2006
(10)	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2005
(11)	Management Contract or Compensatory Plan or Arrangement
(12)	Incorporated by reference to Airspan’s Registration Statement on Form S-1/A (333-34514) filed June 22, 2000
(13)	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2002
(14)	Incorporated by reference to Airspan’s Form 10-Q for the quarter ended July 2, 2006
(15)	Incorporated by reference to Airspan’s report on Form 8-K/A filed on July 6, 2004
(16)	Incorporated by reference to Airspan’s report on Form 8-K filed on September 13, 2004

Exhibit Number	Description of Exhibit
(17)	Incorporated by reference to Airspan’s report on Form 8-K filed on September 27, 2004
(18)	Incorporated by reference to Airspan’s report on Form 8-K filed on June 9, 2005
(19)	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2004
(20)	Incorporated by reference to Airspan’s report on Form 8-K filed on June 29, 2006
(21)	Incorporated by reference to Airspan’s report on Form 8-K filed on August 7, 2006
(22)	Incorporated by reference to Airspan’s report on Form 8-K filed on September 21, 2006
(23)	Incorporated by reference to Airspan’s Form 10-Q for the quarter ended June 29, 2008
(24)	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2006
(25)	Incorporated by reference to Airspan’s definitive proxy statement on Schedule 14A filed on November 5, 2008
(26)	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2007
(27)	Incorporated by reference to Airspan’s report on Form 8-K filed on September 2, 2008
(28)	Incorporated by reference to Airspan’s report on Form 8-K filed on March 31, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Airspan Networks Inc.

By:	/s/ Eric D. Stonestrom
Eric D. Stonestrom,
President and Chief Executive Officer
Date:  March 31, 2009

The undersigned directors and officers of Airspan Networks Inc. hereby constitute and appoint Eric D. Stonestrom and David Brant and each of them with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below this Annual Report on Form 10-K for the year ended December 31, 2008 and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Dated

/s/ Eric D. Stonestrom
Eric D. Stonestrom	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2009

/s/ David Brant
David Brant	Chief Financial Officer and Senior Vice President, Finance (principal financial and accounting officer)	March 31, 2009

/s/ Matthew J. Desch
Matthew J. Desch	Chairman of the Board of Directors	March 31, 2009

/s/ Julianne Biagini
Julianne Biagini	Director	March 31, 2009

/s/ Bandel Carano
/s/ Bandel Carano	Director	March 31, 2009

/s/ Frederick Fromm
Frederick Fromm	Director	March 31, 2009

/s/ Michael T. Flynn
Michael T. Flynn	Director	March 31, 2009

/s/ Guillermo Heredia
Guillermo Heredia	Director	March 31, 2009

/s/ Thomas S. Huseby
Thomas S. Huseby	Director	March 31, 2009

/s/ David Twyver
David Twyver	Director	March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Airspan Networks Inc.

We have audited the accompanying consolidated balance sheets of Airspan Networks Inc. (a Washington Corporation) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airspan Networks Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
Miami, Florida
March 31, 2009

AIRSPAN NETWORKS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$14,675	$30,815
Restricted cash	163	393
Short-term investments	7,710	5,504
Accounts receivable, less allowance for doubtful accounts of $5,169 and $2,878 at December 31, 2008 and 2007, respectively	16,502	33,853
Inventory	17,311	16,720
Prepaid expenses and other current assets	5,327	5,338
Total current assets	61,688	92,623
Property, plant and equipment, net	4,398	5,895
Goodwill	-	10,231
Intangible assets, net	941	1,870
Other non-current assets	2,884	3,402
Total assets	$69,911	$114,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,843	$11,938
Deferred revenue	7,486	5,125
Customer advances	224	892
Other accrued expenses	10,227	13,063
Revolving line of credit	12,500	7,500
Current portion of long-term debt	486	-
Total current liabilities	41,766	38,518
Long-term debt	1,217	1,787
Accrued interest on long-term debt	157	191
Total liabilities	43,140	40,496

Commitments and contingencies (Note 10)

Stockholders’ equity
Series B convertible preferred stock, $0.0001 par value; 250,000 Series B shares authorized at December 31, 2008 and 2007; 200,690 Series B preferred shares issued and outstanding at December 31, 2008 and 2007	-	-
Common stock, $0.0003 par value; 100,000,000 shares authorized at December 31, 2008 and 2007; 59,472,165 and 58,542,517 issued and outstanding at December 31, 2008 and 2007, respectively	18	17
Note receivable – stockholder	(87)	(87)
Additional paid-in capital	352,741	349,718
Accumulated deficit	(325,901)	(276,123)
Total stockholders’ equity	26,771	73,525
Total liabilities and stockholders’ equity	$69,911	$114,021

The accompanying notes are an integral part of these financial statements.

AIRSPAN NETWORKS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Years ended December 31,
	2008	2007	2006
Revenue	$70,351	$94,970	$127,812
Cost of revenue	(49,076)	(70,134)	(94,948)
Gross profit	21,275	24,836	32,864
Operating expenses:
Research and development	24,136	24,596	24,797
Sales and marketing	15,180	14,240	17,203
Bad debts	4,178	1,835	2,257
General and administrative	14,411	15,199	15,753
Amortization of intangibles	929	936	1,060
Impairment of goodwill	10,231	-	-
Restructuring	1,908	(689)	2,183
Total operating expenses	70,973	56,117	63,253
Loss from operations	(49,698)	(31,281)	(30,389)
Interest income, net	225	802	1,020
Other income (expense), net	(805)	111	(79)
Loss before income taxes	(50,278)	(30,368)	(29,448)
Income tax benefit (provision)	500	(94)	246
Net loss	(49,778)	(30,462)	(29,202)
Deemed dividend associated with beneficial conversion of preferred stock	-	(4,670)	(9,179)
Net loss attributable to common stockholders	$(49,778)	$(35,132)	$(38,381)
Net loss per share attributable to common stockholders – basic and diluted	$(0.84)	$(0.77)	$(0.96)
Weighted average shares outstanding - basic and diluted	58,945,401	45,387,386	40,026,411

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Preferred Stock		Common Stock				Accumulated
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Note Receivable - Stockholder	Other Comprehensive Income	Deficit	Total
Balance at January 1, 2006	73,000	-	39,668,271	$12	$267,426	$(87)	$(130)	$(202,610)	$64,611
Comprehensive loss:								(29,202)	(29,202)
Net loss
Other comprehensive income:
Movement in the fair value of cash flow hedges:
Realized losses on foreign currency cash flow hedges							130		130
Comprehensive loss									(29,072)
Exchange of Series A preferred shares	(73,000)				(21,827)				(21,827)
Issuance of Series B preferred shares	200,690				50,501				50,501
Deemed dividend associated with beneficial conversion of preferred stock					9,179			(9,179)	-
Issuance of common stock - employee share purchase plan			208,102		332				332
Exercise of stock options			453,304		657				657
Issuance of common stock - 401K plan			26,541		66				66
Vesting of restricted stock			24,692		-				-
Stock compensation expense					2,434				2,434
Balance at December 31, 2006	200,690	-	40,380,910	$12	$308,768	$(87)	$-	$(240,991)	$67,702
Comprehensive loss:
Net loss								(30,462)	(30,462)
Comprehensive loss									(30,462)
Issuance of shares related to underwritten public offering			17,250,000	5	31,985				31,990
Deemed dividend associated with beneficial conversion of preferred stock					4,670			(4,670)	-
Issuance of common stock - employee share purchase plan			358,211		588				588
Exercise of stock options			511,040		1,135				1,135
Issuance of common stock - 401K plan			17,949		50				50
Vesting of restricted stock			24,407		-				-
Stock compensation expense					2,522				2,522
Balance at December 31, 2007	200,690	-	58,542,517	$17	$349,718	$(87)	$-	$(276,123)	$73,525
Comprehensive loss:
Net loss								(49,778)	(49,778)
Comprehensive loss									(49,778)
Issuance of common stock - employee share purchase plan			661,494	1	303				304
Exercise of stock options			100,625		62				62
Issuance of common stock – 401K plan			146,226		127				127
Vesting of restricted stock			21,303		-				-
Stock compensation expense					2,531				2,531
Balance at December 31, 2008	200,690	-	59,472,165	$18	$352,741	$(87)	$-	$(325,901)	$26,771

The accompanying notes are an integral part of these financial statements

AIRSPAN NETWORKS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ending December 31,
	2008	2007	2006
Cash flows from operating activities
Net loss	$(49,778)	$(30,462)	$(29,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,933	3,824	3,789
Impairment of goodwill	10,231	-	-
Loss (gain) on disposal of property, plant and equipment	431	(9)	88
Accrued interest on long-term debt	44	42	39
Revaluation of long-term debt	(84)	229	223
Non-cash stock compensation	2,633	2,591	2,511
Bad debts	4,178	1,835	2,257
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	13,172	(3,913)	(9,410)
Decrease/(increase) in inventories	(592)	6,904	(6,774)
Decrease/(increase) in other current assets	11	597	(2,213)
Decrease in accounts payable	(1,095)	(4,002)	(8,738)
Increase/(decrease) in deferred revenue	2,361	(1,531)	5,142
Decrease in customer advances	(668)	(773)	(12,270)
Increase/(decrease) in other accrued expenses	(2,888)	(3,841)	2,615
Decrease in other operating assets	749	562	1,379
Net cash used in operating activities	(17,362)	(27,947)	(50,564)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,938)	(3,069)	(3,136)
Purchase of investment securities	(11,706)	(17,726)	(31,640)
Proceeds from sale of investment securities	9,500	22,454	27,427
Net cash (used in)/provided by investing activities	(4,144)	1,659	(7,349)

Cash flows from financing activities
Net proceeds from issuance of preferred stock	-	-	28,674
Borrowings under line of credit	5,000	7,500	2,500
Repayment of borrowings under line of credit	-	-	(2,500)
Proceeds from public offering, net of issuance costs	-	31,990	-
Proceeds from the exercise of stock options	62	1,135	657
Issuance of common stock under employee share purchase plan	304	588	332
Net cash provided by financing activities	5,366	41,213	29,663
Increase/(decrease) in cash and cash equivalents	(16,140)	14,925	(28,250)
Cash and cash equivalents, beginning of year	30,815	15,890	44,140
Cash and cash equivalents, end of year	$14,675	$30,815	$15,890

Supplemental disclosures of cash flow information
Interest paid	$504	$425	$24
Income taxes paid	$145	$51	$21
Non-cash investing and financing activities:
Deemed dividend associated with beneficial conversion of preferred stock	$-	$4,670	$9,179

The accompanying notes are an integral part of these financial statements.

AIRSPAN NETWORKS INC.
NOTES TO THE FINANCIAL STATEMENTS
(in thousands, except for share and per share data)

1.  THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Airspan Networks Inc. (“Airspan” or the “Company”) is a global supplier of broadband wireless equipment supporting the Worldwide Interoperability for Microwave Access (“WiMAX”) protocol standard, which provides a wide area telecommunication access network to connect end-users to telecom backbone networks. The WiMAX standard is established by the WiMAX Forum®, a self-regulatory, industry standards-setting organization.  While our main product focus is WiMAX, we utilize other supplemental technologies, including Wireless Fidelity (“Wi-Fi”) and Voice-over-Internet Protocol, which allow communications network operators and service providers to deliver high-speed data and voice services cost-effectively using wireless communications rather than wired infrastructure.  Historically, the primary market for our wireless systems has been fixed (stationary) point to multi-point applications.  Our development of new technology has expanded the market to include portable and mobile applications.  The Company’s main operations are in Uxbridge, United Kingdom, and Airport City, Israel, with corporate headquarters in Boca Raton, Florida.

Basis of Presentation and Liquidity

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern.

The Company has historically incurred significant losses from operations.  These losses have been financed through cash on hand, or capital raising activities including borrowings or sales of newly-issued shares.

In the current economy, the ability to access capital markets to raise capital is considered unlikely.

The Company has taken certain cost-cutting steps including reductions in headcount, and management believes that these actions, along with existing resources, will provide adequate liquidity for the next 12 months, and that the Company will be in compliance with its loan covenants in 2009.  This liquidity, however, is dependent upon the Company maintaining or increasing revenues and continuing to reduce costs.

There can be no assurance that management will be successful in implementing its plans or that, if implemented, they will generate the results planned.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant inter-company transactions and balances are eliminated on consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are all maintained in either bank accounts or investments that are of investment grade quality and are not subject to significant market risk.  As of December 31, 2008, cash equivalents consisted primarily of U.S. money market funds and short term commercial paper.  In February 2009, we repaid $7.4 million under the Loan and Security Agreement (as defined below) with SVB (as defined below) which correspondingly reduced our cash balances.  See Note 8.

Restricted cash

Restricted cash consists of cash pledged as collateral to secure the guarantees described in Note 10 and cash held on behalf of employees to purchase Airspan stock under our Employee Stock Purchase Plan.

	Years ended December 31,
	2008	2007

Bank guarantees - with Customers	$16	$122
Employee cash held under the Employee Stock Purchase Plan	147	271
Total	$163	$393

 In addition, we had restricted cash of $0.9 million in other non-current assets.

Short-term investments

The Company accounts for its investments in marketable securities using Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Debt securities with original maturities greater than three months and with current maturities less than one year are considered short-term investments. They are of investment grade quality and are not subject to significant market risk. Short-term investments are classified as available for sale and are stated at fair value.  Unrealized holding gains and losses are excluded from earnings and are reported as other comprehensive income, which is a separate component of stockholders’ equity, until realized.  In 2008 and 2007, the unrealized gains and losses were immaterial.

Accounts receivable

Accounts receivable represent receivables from customers in the ordinary course of business. These are recorded at the invoiced amount and do not bear interest.  Receivables are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Company evaluates the collectability of its accounts receivable based on a combination of factors. The Company regularly analyzes its customer accounts overdue more than 90 days, and when it becomes aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve to reduce the related receivable to the amount it reasonably believes to be collectible.  When collection efforts cease or collection is considered remote, the account and related reserve are written off.  If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables are adjusted.  At December 31, 2008 and 2007, the allowance for doubtful accounts was $5.2 million and $2.9 million, respectively.

Fair value of financial instruments

The financial instruments of the Company consist mainly of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, long-term debt and foreign currency forward contracts.  The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties except for the SVB line of credit.  Therefore, fair values are based on estimates using present value and other techniques, which are significantly affected by assumptions used concerning the amount and timing of estimated future cash flows and discount rates, which reflect varying degrees of risk. Accordingly, although the carrying amount of all financial instruments, excluding the SVB line of credit, approximates fair value at December 31, 2008 and 2007, they are not necessarily indicative of the amounts that the Company could realize in a current market exchange in the future.

As at December 31 2008 the Company had drawn down $12.5 million under the Loan and Security Agreement with SVB. The interest rate applicable at December 31, 2008 under this arrangement was SVB prime. Subsequently we amended and restated this agreement with an interest rate of SVB prime plus 4%, subject to a minimum interest rate of 8.0% per annum.  As a result the estimated fair value, at which this financial instrument could be exchanged in a current transaction between willing parties, was $11.9 million.

Derivative financial instruments and hedging activities

The Company from time to time enters into forward and option contracts to manage its exposure to fluctuations in foreign exchange rates. The Company does not hold any derivative instruments for trading purposes. As part of the Company’s risk management policy, the Company assesses its foreign currency risk on each transaction on a case-by-case basis. The Company will only enter into forward and option contracts after taking into account the size of the transaction, expected volatility of the currency and prevailing foreign currency exchange rates.

Our foreign exchange option contracts are designated as hedging the exposure to changes in the fair value of a recognized asset and the gain or loss is recognized in income in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. There were no outstanding option contracts at December 31, 2008 or December 31, 2007.

Our foreign exchange forward contracts are designated as hedging the exposure to variable cash flows of a forecasted transaction. The foreign exchange forward contracts are re-valued at the end of each period using current market exchange rates. Effectiveness is measured by comparing the changes in fair value of the hedge against the change in the expense being hedged. There is no portion of the hedging instruments that have been excluded from the assessment of effectiveness. The effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the forecast transaction affects earnings. Any ineffective portion of the derivatives gain or loss is reported in interest and other income as it arises. In the years 2008, 2007 and 2006, there were no ineffective portions.  Our cash flow hedges were used to manage our pound sterling foreign currency risk, primarily on our U.K.-based employee salaries, facility costs and other U.K. expenses.

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

At December 31, 2008 and December 31, 2007, there were no forward contracts outstanding and there were no unrealized gains or losses.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost includes all costs incurred in bringing each product to its present location and condition, as follows:

Raw materials, consumables and finished goods — average cost

Work in progress— cost of direct materials, labor and allocated manufacturing overhead

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is provided on all tangible fixed assets at rates calculated to write off the cost, less estimated residual value, based on prices prevailing at the date of acquisition of each asset evenly over its expected useful life, as follows:

Leasehold improvements — over the lesser of the minimum lease term or the useful life

Plant, machinery and equipment — over 2 to 5 years

Furniture and fixtures — over 4 to 5 years

Goodwill arising on business combinations

Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is not amortized, but is instead tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.  A goodwill impairment review was performed as of December 31, 2008 and it was determined that the goodwill was fully impaired.

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

Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In addition, at least annually, the Company tests its identified intangible assets for impairment. This review consists of a comparison of the carrying value of the asset with the asset’s expected future undiscounted cash flows. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flows exceed the carrying value of the asset, no impairment is recognized.  If the carrying value of the asset exceeds the expected future cash flows, impairment exists and is determined by the excess of the carrying value over the fair value of the asset.  Any impairment provisions recognized are permanent and may not be restored in the future.  The impairment of goodwill was considered to be a trigger event for the review of other long-lived assets. The other intangibles and long-lived assets were determined not to be impaired, based on the gross cash flows related to those assets.

Other non-current assets

Other non-current assets represent the value of accumulated Israel severance pay funds and bank guarantees issued to landlords.  Under Israel’s Severance Pay Law, Israel employees are entitled to one month of the employee’s current salary, multiplied by the number of years of employment.  The Company’s liability for these employees is fully provided by monthly deposits with severance pay funds and by an accrual.  The value of these funds is recorded in other non-current assets in the Company’s balance sheet and the liability is recorded in other accrued expenses. The deposited funds include earnings accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israel’s Severance Pay Law or labor agreements.  Israel severance pay expenses for the years ended December 31, 2008, 2007 and 2006, were $0.6 million, $0.6 million and $0.5 million, respectively.

Revenue recognition

Our revenue recognition policy reflects the fact that our revenue streams are primarily derived from (i) sales of hardware that do not require significant customization and (ii) services rendered (e.g., extended warranty, product maintenance, radio planning, consulting services, etc.).  In any one arrangement, we sometimes generate revenue from more than one revenue stream. In those instances, there is an added level of complexity in determining the appropriate method of revenue recognition.  Management must apply significant judgment in determining how to apply the current accounting standards and interpretations related to revenue recognition.

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

The following are our specific revenue recognition policies:

Product Revenue: Revenue from product sales, including sales to distributors and resellers, is generally recognized at the time the product is delivered to the customer. Revenue is deferred when customer acceptance is required, rights of return exist or other significant obligations remain that are essential to the functionality of the delivered products. Revenue is then recognized when these conditions have been satisfied. The estimated cost of any post-sale obligations, including basic product warranties, is accrued at the time revenue is recognized based on a number of factors, which include historical experience and known conditions that may impact future warranty costs. Revenue from sales to resellers and distributors is generally recognized only when the resellers are creditworthy in their own right.

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

Applicability of Statement of Position 97-2, Software Revenue Recognition, (and Subsequent Modifications) “SOP 97-2”:  Since inception, Airspan has accounted for the sale of products principally under Staff Accounting Bulletin No. 104 and Emerging Issues Task Force (“EITF”) 00-21.  Software related to the products has been considered incidental to the product offering as a whole. In the future, we anticipate that some of our products may include software that is not considered incidental to our products. In those cases, we will account for those arrangements under the provisions of SOP 97-2.

Contract Accounting: When the Company performs a specific development type contract for a customer subject to contract accounting under Statement of Position 81-1, Accounting for Performance of Certain Construction-Type Contracts, we may adopt the percentage-of-completion method or the completed-contract method to recognize revenues under the contract. Alternatively, where contracts under which separate units of output are produced, where progress can be measured on the basis of units of work completed, output is used to measure results directly and is generally the best measure of progress toward completion in circumstances in which a reliable measure of output can be established and the agreement contains milestones at which nonrefundable payments will be made by the customer.

Shipping and handling costs

Shipping and handling costs are included within cost of revenues.

Research and development

All research and development expenditures are charged to research and development expense in the period incurred.  The Company evaluates whether to capitalize or expense software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”  The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs; accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete.  The Company defines technological feasibility as the completion of a working model.  The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short and, consequently, the amounts that could be capitalized are not material to the Company’s financial position or results of our operations.  Generally, the Company does not develop software for resale.

Guarantees

Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value of non-contingent obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives.  No accruals were required at December 31, 2008 or 2007 under FIN 45.

Warranty

The Company provides a limited warranty for periods, usually ranging from 12 to 24 months, to all purchasers of its new equipment. Warranty expense is accrued on the sale of equipment and is recognized as a cost of revenue. The expense is estimated based on analysis of historic costs and other relevant factors.

Information regarding the changes in the Company’s product warranty liabilities is as follows for the years ended December 31, 2008, 2007 and 2006.

	Balance at beginning of period	Accrual for warranties issued during the period	Accruals related to pre-existing warranties (including changes in estimates)	Settlements made (in cash or in kind) during the period	Balance at end of period
Product warranty liability year ended December 31, 2008	$1,010	46	(115)	(374)	$567

Product warranty liability year ended December 31, 2007	$985	531	(224)	(282)	$1,010

Product warranty liability year ended December 31, 2006	$410	1,190	284	(899)	$985

Foreign currency transactions

The functional currency of all companies in the group is the U.S. dollar.  Transactions in currencies other than U.S. dollars are converted at the monthly average exchange rate in effect on the date of the transactions.

Monetary assets and liabilities denominated in currencies other than U.S. dollars are remeasured into U.S. dollars at the rate of exchange on the balance sheet date.  Gains and losses arising from transactions not denominated in U.S. dollars are recognized in the consolidated statement of operations as other income or expense. The net value of exchange gains and losses during the year ended December 31, 2008 was an expense of $0.9 million.  The net value of exchange gains and losses during the year ended December 31, 2007 was a credit of $0.3 million. The net value of exchange gains and losses during the year ended December 31, 2006 was a credit of $0.2 million of which $0.1 million related to the reclassification of gains on our forward exchange contracts from other comprehensive income.

Comprehensive income

The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130 “Reporting Comprehensive Income” (“SFAS 130”).  SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources.  Tax effects of other comprehensive income or loss are not considered material for any period.  The Company’s sources of other comprehensive income are foreign exchange forward contracts and available for sale securities.

Concentration of credit risk

Financial instruments, which potentially subject Airspan to concentration of credit risk, consist primarily of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. Airspan places its cash and cash equivalents and short-term investments only in highly rated financial instruments.

Financial instruments with significant credit risk include investments and cash and cash equivalents. The Company invests its cash and cash equivalents with high credit quality financial institutions. Certain cash and cash equivalents were in excess of FDIC insurance limits at December 31, 2008. The Company has not experienced any losses on such accounts.

The Company’s accounts receivable are derived from sales of its products, and approximately 82%, 91% and 92% of product sales were to non-U.S. customers for the year ended December 31, 2008, 2007 and 2006, respectively.  One customer accounted for $4.9 million of our net accounts receivable balance at December 31, 2008 and another customer accounted for 14% at December 31, 2007.  For some customers, the Company requires payment in advance or payment security in the form of an irrevocable letter of credit for the full amount of significant sales to be in place at the time of shipment, except in cases where credit risk is considered to be acceptable.  The Company’s top three customers accounted for 29% of revenue in 2008, 37% of revenue in 2007 and 53% of revenue in 2006.

Stock based compensation

We adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) as of January 1, 2006, using the modified prospective transition method. SFAS 123R requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in our consolidated statement of operations over the requisite service periods. Share-based compensation expense recognized in our consolidated statement of operations includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Compensation expense for all share-based awards is recognized using the straight-line single-option method.  Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes share-based compensation expense under SFAS 123R for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Research and development	$896	$859	$688
Sales and marketing	546	690	818
General and administrative	1,094	977	971
Stock-based compensation expense included in operating expense	2,536	2,526	2,477
Cost of sales	97	65	34
Total stock-based compensation	$2,633	$2,591	$2,511

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

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123R:

The weighted average fair value of each restricted stock share granted under our equity compensation plans for 2007 and 2006 was $4.69 and $5.23, respectively.  There were no restricted stock shares granted in 2008.  The fair value of each restricted stock award was estimated on the date of grant using the fair market value of the stock on the date of grant.

The weighted average fair value of each option granted during 2008, 2007 and 2006 was $0.55, $3.54 and $2.66, respectively.  The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model, using the following weighted average assumptions for 2008, 2007 and 2006:

	Years ended December 31,
	2008	2007	2006

Risk-free interest rate	2.23%	3.66%	4.68%
Expected average years until exercised	5	5	5
Expected dividend yield	-	-	-
Expected volatility	92%	77%	85%

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

Segment reporting

The Company operates as a single segment - the development and supply of broadband wireless equipment and technologies.

Income taxes

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.”  As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open.  As a result of the implementation, the Company did not have to recognize any liability for unrecognized tax benefits.   In May 2007, the FASB issued FASB Staff Position (“FSP”) 48-1, which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP 48-1 did not impact the adoption of FIN 48.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Advertising expense

Advertising is expensed as incurred.  Advertising expense was $0.1 million, $0.3 million and $0.4 million in 2008, 2007 and 2006, respectively.

Other taxes

Taxes on the sale of products and services to customers are collected by us as an agent and recorded as a liability until remitted to the respective taxing authority.  These taxes have been presented on a net basis in the consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to be consistent with the current year presentation.

Recent accounting pronouncements

Adopted Accounting Standards

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.  The three levels of inputs used to measure fair value are as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – inputs other than Level 1 quoted prices that are directly or indirectly observable
Level 3 – significant unobservable inputs that are supported by little or no market activity

The Company’s adoption of SFAS 157 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.  FSP FAS 157-2, “Effective Date of FASB Statement No. 157” delayed the effective date of SFAS 157 for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We do not expect the adoption of FSP FAS 157-2 will have a material impact on our consolidated financial statements.  In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 to financial assets for which an active market does not exist.  Specifically, FSP 157-3 addresses the following SFAS 157 application issues: (1) how a reporting entity’s own assumptions should be considered in measuring fair value when observable inputs do not exist; (2) how observable inputs in inactive markets should be considered when measuring fair value; and (3) how the use of market quotes should be considered when assessing the relevance of inputs available to measure fair value. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157 and was effective upon issuance.  FSP 157-3 did not have a material impact on our consolidated financial statements.

As of December 31, 2008, financial assets and liabilities subject to fair value measurements were as follows:

	As of December 31, 2008
	Level 1(a)	Level 2(b)	Level 3	Balance

Assets
Cash equivalents	$9,452	$-	$-	$9,452
Available for sale investments	$1,000	$6,710	$-	$7,710

(a)   These consist of money market funds and U.S. Treasury bills that are priced at the market price.

(b)   These consist of commercial paper with short maturities and infrequent secondary market trades and are priced via mathematical calculations; in the event that a transaction is observed on the same security, the accretion schedule is revised.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected.  Upon adoption, we did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

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

In December 2007, EITF 07-01, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-01”) was issued.  EITF 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the terms of the arrangement, the nature of the entity’s business and whether those payments are within the scope of other accounting literature would be presented.  Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date.  We do not expect the adoption of EITF 07-01 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a separate component of equity rather than as a liability.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect that the adoption of SFAS 160 will have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  FSP 142-3 is effective for fiscal years beginning after December 15, 2008.  We do not expect that FSP 142-3 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of SFAS 162 is not expected to have a material impact on our consolidated financial statements.

2.  SHORT-TERM INVESTMENTS

The following is a summary of short-term investments:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2008:
Commercial paper	$6,710	$-	$-	$6,710
U.S. Treasury bills	1,000	-	-	1,000
	$7,710	$-	$-	$7,710

December 31, 2007:
Commercial paper	$5,504	$-	$-	$5,504

In 2008 and 2007, the Company accounted for short-term investments as available for sale securities.  The above short-term investments had maturities at December 31, 2008 of more than 90 days and less than one year.

3.  INVENTORY

Inventory consists of the following:

	December 31,
	2008	2007
Purchased parts and materials	$6,047	$6,941
Work in progress	1,275	1,283
Finished goods and consumables	17,556	20,585
Inventory provision	(7,567)	(12,089)
	$17,311	$16,720

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	December 31,
	2008	2007
Plant, machinery and equipment	$23,436	$22,410
Furniture and fixtures	821	845
Leasehold improvements	4,058	3,714
	28,315	26,969
Accumulated depreciation	(23,917)	(21,074)
	$4,398	$5,895

Depreciation expense totaled $3.0 million, $2.9 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

5.  GOODWILL AND INTANGIBLES

Goodwill from business combinations represents the difference between the fair value of the identified net assets purchased and the purchase price.  The Company performed its annual goodwill impairment review as of December 31, 2008. This review found the fair value of the business to be lower than its carrying value, and the second step of this analysis determined that goodwill had no implied value. Therefore a non-cash charge of $10.2 million for goodwill impairment was recorded in the fourth quarter of 2008.

The Company breached the December 31, 2008 minimum tangible net worth covenant contained in the Loan and Security Agreement (as defined below) due to the impact of continued losses on tangible net worth. Also the deterioration of overall macroeconomic conditions in the fourth quarter of 2008 reduced our customers’ ability to finance purchases of our equipment. The impact of these conditions, among others, included lower projected future revenues from customers and a higher Company specific risk factor included in the calculation of the weighted average cost of capital. These factors then resulted in a calculated fair value below the book value. The expected present value of future cash flows was used to estimate fair value.

The impairment of goodwill in the fourth quarter of 2008 was considered to be a triggering event for the review of other long-lived assets.   The other intangibles and long-lived assets were determined not to be impaired, based on the gross cash flows related to those assets.

	December 31,
	2008	2007
Goodwill	$-	$10,231

	December 31, 2008			December 31, 2007			Weighted
Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Average Amortization Period in Years
Customer contracts	$1,390	$(1,351)	$39	$1,390	$(1,104)	$286	1.90
Patent/developed technology	4,355	(3,453)	902	4,355	(2,771)	1,584	1.63
	$5,745	$(4,804)	$941	$5,745	$(3,875)	$1,870	1.64

For each acquisition, a detailed review is undertaken by management, which has primary responsibility, to estimate the fair values and remaining economic life for all material amortized intangible assets.  During 2008, 2007 and 2006, there were no unamortized intangible assets other than goodwill.

The estimated amortization expense for intangibles over the next three years is as follows:

For the Years Ending December 31,
2009	$575
2010	322
2011	44
Total	$941

Amortization of intangible assets amounted to $0.9 million, $0.9 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

6.  OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	December 31,
	2008	2007
Warranty	$567	$1,010
Restructuring	414	796
Accrued Israeli severance pay	2,372	2,539
Accrued payroll and related benefits and taxes	2,359	2,925
Other	4,515	5,793
	$10,227	$13,063

7.  ACCRUED RESTRUCTURING CHARGES

In the fourth quarter of 2002, the decision was made to completely outsource all our manufacturing. As a result, the Company recorded a $1.0 million restructuring charge for the closure of its Riverside, Uxbridge facility in 2003. All of this cost relates to the excess facility. A further $0.4 million was recognized as restructuring in the income statement in the fourth quarter of 2003 as the Company reassessed the ability to sublease the Riverside facility. During the second quarter of 2005, the Company recognized an additional restructuring charge of $1.2 million for additional costs expected to be incurred related to certain facility charges in respect of buildings in the United Kingdom.  We paid $0.8 million in final settlement of these charges in February 2008.

In the third quarter of 2006, the Company commenced a company-wide restructuring program to reduce operating expenses.  The operating expense reduction was accomplished primarily through reductions in worldwide headcount.  In 2006, the Company recorded restructuring charges of $2.2 million.

We reached our cost cutting target in the third quarter of 2008 as a result of cost reductions earlier in the year.  However, we decided to continue reducing overall operating expenditures in light of the general economic uncertainty, while not sacrificing our key commercial and research and development activities.  We believe that this focus will allow us to realize additional cost savings in 2009.  The total restructuring charge in 2008 was $1.9 million, including $1.5 million related to headcount reduction and $0.4 million of asset write-offs related to the restructuring.

The restructuring charges and their utilization are summarized as follows:

	Balance at Beginning of Period	Restructuring Charge	Utilized	Balance at End of Period

Year ended December 31, 2008
One-time termination benefits	$-	$1,519	$(1,105)	$414
Contract termination costs	796	-	(796)	-
Other associated costs	-	-	-	-
	$796	$1,519	$(1,901)	$414

Year ended December 31, 2007
One-time termination benefits	$375	$-	$(375)	$-
Contract termination costs	1,437	(639)	(2)	796
Other associated costs	50	(50)	-	-
	$1,862	$(689)	$(377)	$796

Year ended December 31, 2006
One-time termination benefits	$-	$2,183	$(1,808)	$375
Contract termination costs	1,436	163	(162)	1,437
Other associated costs	50	-	-	50
	$1,486	$2,346	$(1,970)	$1,862

8.  REVOLVING LINE OF CREDIT

Effective August 21, 2008, the Company and its wholly-owned subsidiary, Airspan Communications Limited, entered into a Second Amendment to our August 1, 2006 Loan and Security Agreement, as amended August 7, 2007 (as amended, the “Loan and Security Agreement”) with Silicon Valley Bank (“SVB”), with respect to a revolving credit line.  For the term of the credit line, which expires on December 31, 2009, the Company may, subject to certain adjustments, borrow up to the lesser of (i) (a) 80% of eligible accounts receivable plus (as long as the Company’s worldwide cash and investments exceeds $20 million and the Company’s cash and investments maintained at SVB and its affiliates exceeds $15 million) (b) the lesser of (1) 60% of eligible inventory and (2) $8 million and (ii) $20 million.  In addition, the credit facility requires the Company to satisfy certain financial covenants, including the maintenance of a minimum Tangible Net Worth (as defined in the Loan and Security Agreement).  As of December 31, 2008, the minimum tangible net worth requirement was $30 million and the Company’s actual tangible net worth was $25.8 million.  As such, the Company was not in compliance with the tangible net worth covenant at December 31, 2008.  The credit facility also contains various provisions that restrict the Company’s use of cash, its operating flexibility and its ability to pay dividends.  In the event of an uncured default, the Loan and Security Agreement provides that all amounts owed to SVB are immediately due and payable and that SVB has the right to enforce its security interest in our assets.  The Loan and Security Agreement is secured by collateral, including all of the Company’s rights and interests in substantially all of its personal property, including accounts receivable, inventory, equipment, general intangibles, intellectual property, books and records, contract rights and proceeds of the above items.  At December 31, 2008, $12.5 million of indebtedness was outstanding under the Loan and Security Agreement.  The Company had issued $3.0 million of letters of credit under the facility, which were still outstanding at December 31, 2008.   The Loan and Security Agreement was amended subsequent to year end to, among other things, waive the covenant violation discussed above. See Note 19 – Subsequent Events for a description of the Loan and Security Agreement, as amended and restated effective March 25, 2009.

To secure its obligations under the Loan and Security Agreement, the Company has granted SVB a security interest in all of our assets and has established a lockbox account for the collection of our receivables at a financial institution affiliated with SVB.

Advances under the Loan and Security Agreement bear interest at SVB’s prime rate plus a percentage ranging from 0.0% to 1.75%, depending on certain financial and collateral tests. At December 31, 2008 the rate was SVB prime plus 0.0%. The monthly interest is calculated based on the higher amount of outstanding borrowings or $10 million.  The Company has also paid or agreed to pay SVB (i) commitment fees totaling $147 thousand; (ii) 1% per year on the face amount of any issued letter of credit; and (iii) an early termination fee of 1% or 0.5% of the principal amount of the credit line if the facility is terminated by us within the first or second year, respectively. SVB has retained the right, upon limited notice, to make reasonable adjustments to the definition of eligible receivables. SVB has also reserved its right to modify the rate at which advances are made against eligible receivables if it determines, after an audit, that there are events, contingencies or risks that adversely affect our assets.

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

Effective March 25, 2009, the Company and its wholly-owned subsidiary, Airspan Communications Limited, entered into an Amended and Restated Loan and Security Agreement with SVB.  The Company had not been in compliance with the minimum tangible net worth covenant contained in the Loan and Security Agreement at December 31, 2008, however, pursuant to the Amended and Restated Loan and Security Agreement, this default has been waived.    Effective March 25, 2009, amounts payable under the Amended and Restated Loan and Security Agreement bear interest at SVB’s prime rate plus 4.0% subject to a minimum rate of 8.0% per annum. In February 2009, the Company repaid $7.4 million under the Loan and Security Agreement with SVB as the Company was no longer eligible to borrow against inventory, as the Company’s worldwide cash and investments did not exceed $20 million and the Company’s cash and investments maintained at SVB and its affiliates did not exceed $15 million.

9. DEBT

Debt consists of:

	December 31,
	2008	2007
Finnish Funding Agency for Technology and Innovation (“Tekes”)	$1,933	$1,978
Less current portion	486	-
Less accrued interest on long-term debt – current	73	-
Less accrued interest on long-term debt – non current	157	191
	$1,217	$1,787

On November 9, 2005, the Company completed its acquisition of Radionet.  The Company assumed from Radionet four loans with Tekes, the main public funding organization for research and development in Finland.  These loans are to be repaid over the years of 2009 through 2012 in varying amounts through annual installments made in December of each year.  These loans all accrue interest at 3.75% per annum, payable annually once repayment of the loan principal has commenced.

Long-term debt maturities at December 31, 2008 (including accrued interest) were as follows:

2009	$559
2010	1,230
2011	144
$1,933

Interest expense was $0.6 million, $0.5 million and $0.1 million in 2008, 2007 and 2006, respectively.

10.  COMMITMENTS AND CONTINGENCIES

The Company had commitments with its main subcontract manufacturers under various purchase orders and forecast arrangements, for a value of $8.6 million and $17.6 million at December 31, 2008 and 2007, respectively. All capital commitments and commitments with subcontract manufacturers existing at December 31, 2008 are expected to be completed during 2009.

The Company has entered into various operating lease agreements that expire at various times through 2014, primarily for office space, warehouse space and vehicles. Rent expense was $2.4 million for the year ended December 31, 2008, $2.1 million for the year ended December 31, 2007, and $2.1 million for the year ended December 31, 2006.

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year as of December 31, 2008 are as follows:

Amounts Due
2009	$2,361
2010	1,390
2011	550
2012	428
2013	428
Thereafter	71
$5,228

The Company had bank guarantees with its landlords and customers totaling $1.0 million at December 31, 2008 and $1.3 million at December 31, 2007. The guarantees secure payment or performance obligations of the Company under contracts.  At December 31, 2008, the Company had pledged cash to the banks as collateral for guarantees aggregating $1.0 million, of which $0.1 million is recorded as restricted cash in current assets and $0.9 million is recorded as other non-current assets.  The Company has also issued guarantees to customers under the line of credit provided by SVB for a total of $3.0 million, which does not require any related pledge of cash collateral. The Company has not recognized any liability for these guarantees as in management’s opinion the likelihood of having to make payments under the guarantees is remote. These guarantees will all expire before the end of 2011 with the majority expiring in 2009.

In addition to the guarantees mentioned above, the Company has issued a guarantee to Tekes, the main public funding organization for research and development in Finland, for the repayment of loans taken out by its fully consolidated subsidiary, Airspan Finland Oy.  These loans totaled $1.9 million at December 31, 2008, which includes $0.2 million of accrued interest, and are recorded in current and long-term debt.  This guarantee expires only when Airspan Finland Oy has fulfilled all its obligations to Tekes.

Beginning in July 2001, the Company and certain current and former officers and directors, including its CEO and Chairman of the Board (the “Individual Defendants”) were named as defendants in a class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York.  A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002.

The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “1933 Act”) and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The essence of the complaint is that defendants issued and sold the Company’s common stock pursuant to the Registration Statement for the July 20, 2000 Initial Public Offering (“IPO”) without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors.  The complaint also alleges that the Registration Statement for the IPO failed to disclose that the underwriters allocated Company shares in the IPO to customers in exchange for the customers’ promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket.  The action seeks damages in an unspecified amount.

This action is being coordinated with approximately three hundred other nearly identical actions filed against other companies.  On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants.  On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice.  This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice, since these claims were asserted only against the Individual Defendants.  On February 19, 2003, the Court dismissed the Section 10(b) claim against the Company, but denied the motion to dismiss the Section 11 claim.  On October 13, 2004, the Court certified a class in six of the approximately 309 other nearly identical actions that are part of the consolidated litigation.  These six cases are the class certification “focus cases.”  The plaintiffs selected these six cases, which do not include Airspan.  On December 5, 2006, the Second Circuit Court of Appeals vacated an order by the district court granting class certification in the six focus cases.  On April 6, 2007, the Second Circuit denied a petition for rehearing filed by plaintiffs, but noted that Plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of the issuers, including the Company, and their insurers, had submitted a settlement agreement to the Court for approval.  In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved.  On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement.  On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases.  The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the Individual Defendants as defendants.  The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007.  On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases.  On March 26, 2008, the district court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  With respect to all the other claims, the motions to dismiss were denied.  On October 10, 2008, at the request of plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice.

The parties in the approximately 300 coordinated class actions, including Airspan, the underwriter defendants in the Airspan class action, and the plaintiffs in the Airspan class action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company.  The settlement is subject to approval by the parties, termination by the parties under certain circumstances, and Court approval.  There is no assurance that the settlement will be concluded or that the Court will approve the settlement.

Due to the inherent uncertainties of litigation, we cannot accurately predict the outcome of this matter. If the settlement is not concluded and approved, the litigation continues, and Airspan is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

On October 9, 2007, a purported Airspan stockholder filed a complaint for violation of Section 16(b) of the Securities Exchange Act of 1934, which prohibits short-swing trading, against the Company’s initial public offering underwriters. The complaint, Vanessa Simmonds v. Credit Suisse Group, et al., Case No. C07-01638, filed in the District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company was named as a nominal defendant. No recovery was sought from the Company.  On March 12, 2009, the Court dismissed the action against the Company with prejudice.

From time to time, the Company receives and reviews offers from third parties with respect to licensing their patents and other intellectual property in connection with the manufacture of our WiMAX and other products.  There can be no assurance that disputes will not arise with such third parties if no agreement can be reached regarding the licensing of such patents or intellectual property.

For example, we and other WiMAX manufacturers have received letters/communications from Wi-LAN Inc. (“Wi-LAN”) offering licenses of various Wi-LAN patents and contending that products complying with 802.11 and 802.16 standards are covered by certain patents allegedly owned by Wi-LAN.  The Company, in consultation with its patent counsel, has been reviewing Wi-LAN’s allegations and has had extensive correspondence with Wi-LAN regarding those allegations.  Wi-LAN continues to allege that its patents cover certain of the Company’s products, and has offered to negotiate a license with the Company with respect to the patents in question.  The Company is in discussions with Wi-LAN regarding a possible resolution of this matter.  However, there can be no assurance as to the ultimate outcome of this matter.

Except as set forth above, we are not currently subject to any other material legal proceedings. We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

11.  CONVERTIBLE PREFERRED STOCK

On September 25, 2006 (the “Closing Date”), in accordance with the terms of that certain Preferred Stock Purchase Agreement, dated July 28, 2006, by and between the Company and Oak Investment Partners XI, Limited Partnership (“Oak”), the Company issued 200,690 shares (the “Shares”) of Series B preferred stock to Oak in exchange for $29 million of cash and Oak’s transfer to the Company of all 73,000 outstanding shares of Series A preferred stock which were held by Oak prior to the closing of the transaction (the “Private Placement”).

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

The Company agreed, upon certain terms and conditions, to register the resale of the shares of common stock underlying the Series B preferred stock with the Securities and Exchange Commission (“SEC”).  On February 15, 2007, a registration statement with respect to the sale of the shares was declared effective by the SEC.  If the registration statement ceases to be effective as to the shares at any time thereafter for longer than 30 days at any one time or 60 days during any one year, the Company may be required to pay certain liquidated damages to Oak not to exceed $30 million. The Company believes that the liquidated damages are a contingent liability.  However, since such liability is not perceived to be probable at this time, the Company has made no expense accrual for it.

In the third quarter of 2006, the Company recognized a non-cash charge of $9.2 million for a deemed dividend to preferred stockholders and other related costs associated with the Private Placement.  Of this charge, $8.3 million was related to the shares of Series B preferred stock issued to Oak in exchange for its Series A preferred stock and $0.9 million of this charge is related to the shares of Series B preferred stock issued in respect of Oak’s cash investment.   $8.3 million of the charge was calculated by multiplying 2,769,000, the number of additional common shares that were issuable upon conversion of the 100,690 shares issued to Oak in exchange for the 73,000 shares of Series A preferred stock, by $2.99, the closing price of the Company’s common stock on the NASDAQ Global Market on the Closing Date.  In addition, the issuance of the 100,000 shares of Series B preferred stock in respect of Oak’s cash investment with a conversion price of $2.90 compared to the closing price of $2.99 represents a beneficial conversion and resulted in an additional deemed dividend of $0.9 million on the 10,000,000 common shares that are potentially issuable.  The total deemed dividend was $9.2 million.

On September 26, 2007, the Company issued 15,000,000 shares of common stock in an underwritten public offering at a price of $2.00 per share. All of the shares were sold by the Company. The offering was made under the Company’s effective shelf registration statement covering up to $50.0 million of equity securities previously filed with the SEC.  As the sale price of these shares to the underwriters on a per share basis was less than $2.90 per share, there was an anti-dilution adjustment to the number of shares of common stock issuable on conversion of the Series B preferred stock. As a result of the anti-dilution adjustment, the Company recorded a deemed dividend of $4.1 million, calculated by multiplying the number of additional shares to be received on conversion (1.38 million shares) by $2.99, the closing price of the Company’s common stock on the NASDAQ Global Market on the Closing Date.  The underwriters were granted a 30 day option to purchase up to an additional 2,250,000 shares of common stock from the Company to cover over-allotments, if any.  On October 10, 2007, the Company issued 2,250,000 shares of common stock as a result of the exercise by the underwriters of their over-allotment provision.  As the sale price of these shares to the underwriters on a per share basis was less than $2.90 there was an anti-dilution adjustment in the fourth quarter of 2007 to the number of shares of common stock issuable on conversion of the Series B preferred stock. As a result of this anti-dilution adjustment, the Company recorded a deemed dividend in the fourth quarter of approximately $0.6 million, calculated by multiplying the number of additional shares to be received on conversion (approximately 0.2 million shares) by $2.99, the closing price of the Company’s common stock on the NASDAQ Global Market on the Closing Date.  Net proceeds from the 17,250,000 shares issued were $32.0 million.

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

As long as Oak is a majority holder of the Series B preferred stock and the beneficial holder of at least 15% of the Company’s common stock, it will be entitled to elect one member to the Company’s Board of Directors.

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

The Series B preferred stock is identified as ranking senior and prior to the common stock and all other classes or series of capital stock with respect to payments upon liquidation.  Upon any liquidation, holders are entitled to receive prior and in preference to any distribution to holders of the Company’s common stock, the greater of (i) $2.90 per share of Series B preferred stock plus all accumulated or accrued and unpaid dividends thereon or (ii) the amount they would receive in such transaction if they converted the Series B preferred stock into common stock.

There are currently outstanding 200,690 shares of our Series B preferred stock.  The holders of our Series B preferred stock are entitled to a liquidation preference of $290.00 per share of Series B preferred stock on voluntary or involuntary liquidation of our Company before any payment of cash or distribution of other property may be made to the holders of our common stock, or any other class or series of stock subordinate in liquidation preference to the Series B preferred stock.  However, if the holders of the Series B preferred stock would receive a greater return in a liquidation by converting their shares of Series B preferred stock into common stock, then the Series B preferred stock will be deemed to be automatically converted into common stock immediately before the effectiveness of the liquidation.  For this purpose a “liquidation” is deemed to include the following transactions unless our stockholders approve a proposal that such transaction shall not be treated as a liquidation:  (i) any liquidation, dissolution, or winding-up of our affairs, or (ii) unless, at our request, the holders of at least a majority of the Series B preferred stock then outstanding determine otherwise, (a) the merger, reorganization or consolidation of us into or with another entity, unless, as a result of such transaction the holders of our outstanding securities immediately preceding such merger, reorganization or consolidation own (in approximately the same proportions, relative to each other, as immediately before such transaction) at least a majority of the voting securities of the surviving or resulting entity or the direct or indirect parent of such entity, (b) the sale, transfer or lease of all or substantially all of our assets, (c) the sale, transfer or lease (but not including a transfer or lease by pledge or mortgage to a bona fide lender), of all or substantially all the assets of any of our subsidiaries the assets of which constitute all or substantially all of our assets and the assets of such subsidiaries, taken as a whole, or the liquidation, dissolution or winding-up of such of our subsidiaries the assets of which constitute all or substantially all of our assets and the assets of such subsidiaries taken as a whole, or (d) any transaction or series of related transactions in which securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding voting securities are acquired by any person, entity or group.

Therefore, upon any liquidation of our Company, certain mergers, reorganizations and/or consolidations of us into or with another corporation, the sale by us of all or substantially all of our assets or any transaction or series of related transactions in which a person, entity or group acquires 50% or more of the combined voting power of our then-outstanding securities, the holders of the Series B preferred stock will have a claim against our assets senior to the claim of the holders of common stock in an amount equal to $290.00 per share of Series B preferred stock (as appropriately adjusted for any combinations, divisions, or similar recapitalizations affecting the Series B preferred stock after issuance).

For example, if we were to be acquired in a merger, acquisition, consolidation or sale of assets, the holders of the Series B preferred stock would be entitled to receive $290.00 per share of Series B preferred stock in the acquisition transaction before any payment would be able to be made to the holders of our common stock unless the holders of the Series B preferred stock  (i) determined to convert their shares into common stock or (ii) approve a proposal that the acquisition transaction not be treated as a liquidation.  There are currently 200,690 shares of Series B preferred stock outstanding.  As a result, the holders of the Series B preferred stock would be entitled to receive $58.2 million before the holders of common stock receive any amounts in such a transaction (assuming no conversion of Series B preferred stock prior to the transaction and that the Series B preferred stockholders do not approve a proposal that the acquisition not be treated as a liquidation).  This could result in the holders of the Series B preferred stock receiving substantially more, on a common share equivalent basis, than holders of our common stock in such a transaction.

12.  STOCK OPTIONS AND COMMON STOCK

At December 31, 2008, the Company had three stock option plans (the 1998 Plan (as defined below), the 2001 Plan (as defined below), and the 2003 Plan (as defined below)), the 2004 Omnibus Equity Compensation Plan, and the 2000 Employee Stock Purchase Plan.  Employee stock options granted under all of the plans generally vest over a four-year period and expire on the tenth anniversary of their issuance.  Restricted stock is common stock that is subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified performance conditions and/or the passage of time.  Awards of restricted stock that vest only by the passage of time will generally fully vest after four years from the date of grant.  At December 31, 2008, the Company had reserved a total of 16,801,843 shares of its common stock for issuance under the above plans.

On February 1, 1998, the Board of Directors authorized the establishment of a non-qualified employee stock options plan (the “1998 Plan”) whereby the Company may grant employees stock options to purchase up to 2,791,667 shares of common stock. Under subsequent amendments to the 1998 Plan, the Board of Directors approved an increase in the number of shares of common stock reserved under the 1998 Plan from 2,791,667 to 4,591,667 in May 2000 and from 4,591,667 to 6,091,667 in February 2001. The 1998 Plan provides for the grant to the Company’s employees (including officers and employee directors) of “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986 and for the grant of non-statutory stock options to the Company’s employees, officers, directors, and consultants.

On February 7, 2001, the Board of Directors authorized the establishment of the 2001 supplemental stock option plan (the “2001 Plan”).  This is a non-qualified employee stock options plan whereby the Company may grant employees stock options to purchase up to 901,465 shares of common stock.  Option grants under the 2001 Plan are limited to non-officer employees and consultants.

On September 1, 2003, the Board of Directors authorized the establishment of the 2003 supplemental stock option plan (the “2003 Plan”). This is a non-qualified employee stock options plan whereby the Company may grant stock options to purchase up to 241,500 shares of common stock.  Option grants under the 2003 Plan are limited to non-officer employees, new hires and consultants.

On January 30, 2004, the Board of Directors authorized the establishment of the 2004 Omnibus Equity Compensation Plan (the “2004 Plan”).  The 2004 plan is designed for the benefit of the directors, executives and key employees of the Company (i) to attract and retain for the Company personnel of exceptional ability; (ii) to motivate such personnel through added incentives to make a maximum contribution to greater profitability; (iii) to develop and maintain a highly competent management team; and (iv) to be competitive with other companies with respect to executive compensation. Awards under the 2004 Plan may be made to participants in the form of (i) Incentive Stock Options; (ii) Nonqualified Stock Options; (iii) Stock Appreciation Rights; (iv) Restricted Stock; (v) Deferred Stock; (vi) Stock Awards; (vii) Performance Shares; (viii) Other Stock-Based Awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the 2004 Plan and the law. The number of shares reserved under this plan is 9,500,000.

Under the 1998, 2001, 2003 and 2004 Plans, the Compensation Committee of the Board of Directors is authorized to establish the terms of stock options. Under the 1998 Plan, the exercise price of all incentive stock options must be at least equal to the fair market value of our common stock on the date of the grant and the exercise price of all non-statutory options may be equal to, more than, or less than 100% of the fair market value of our common stock on the date of the grant.  Under the 2001, 2003 and 2004 Plans, the exercise price of each option may be equal to, more than, or less than 100% of the fair market value of our common stock on the date of the grant. The total number of options granted to employees under the above plans was 2,631,780 in 2008, 1,071,200 in 2007 and 1,031,650 in 2006.

Under the plans described above, the Company also granted non-qualified common stock options to directors under various discrete option agreements. The number of non-qualified options granted to directors was 400,000, 135,000 and 150,000 in 2008, 2007 and 2006, respectively.

The following table sets forth the activity for all common stock options:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2007	5,628,664	$4.13
Granted	3,031,780	0.83
Forfeited	(550,000)	2.44
Exercised	(100,625)	0.64
Outstanding, December 31, 2008	8,009,819	3.03
Exercisable, December 31, 2008	4,454,043	$4.24

The following table sets forth stock options outstanding at December 31, 2008:

	Outstanding Options			Options Exercisable
Exercise Price Ranges	Number of Outstanding Options	Weighted Average Exercise Price	Remaining Contractual Life in Years	Number of Exercisable Options	Weighted Average Exercise Price

$0.17 - 0.49	290,811	$0.43	4.01	264,911	$0.46
0.50 - 0.50	1,463,800	0.50	9.44	66,664	0.50
0.54 - 1.10	120,871	0.88	3.33	103,871	0.87
1.20 - 1.20	1,337,800	1.20	9.16	-	-
1.55 - 3.60	1,363,381	2.39	5.14	1,129,550	2.36
3.67 - 15.00	3,433,156	5.37	4.83	2,889,047	5.52
	8,009,819	$3.03	6.40	4,454,043	$4.24

As of December 31, 2008, the weighted average remaining contractual life of options exercisable was 4.33 years and their aggregate intrinsic value was nil.  The total intrinsic value of options exercised during 2008 was $0.1 million.  Cash received from stock option exercises for the year ended December 31, 2008 was $0.1 million.  Because the Company maintained a full valuation allowance on our U.S. deferred tax assets, it did not recognize any tax benefit related to stock based compensation expense for the year ended December 31, 2008.

The Company also granted 0, 56,000 and 50,596 shares of restricted stock to employees in 2008, 2007 and 2006, respectively. The restriction on this stock is lifted primarily on the basis of 25% after 18 months from grant, 25% after 30 months from grant, and 50% after 48 months from grant. A total expense of $151 thousand and $111 thousand was recorded related to these shares for the years ended December 31, 2008 and 2007, respectively.  The summary of the changes in restricted stock outstanding during the year ended December 31, 2008 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested balance at December 31, 2007	109,940	$4.76
Granted	-	-
Forfeited	(3,475)	4.80
Vested	(21,303)	5.01
Non-vested balance at December 31, 2008	85,162	$4.70

As of December 31, 2008, there was $2.9 million of unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 2.86 years. Also, as of December 31, 2008, there was $0.1 million of unrecognized compensation expense related to restricted stock awards that will be recognized over the weighted average period of 1.19 years. A total of 85,162 non-vested restricted shares are scheduled to vest based on passage of time.

In 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the “ESPP”), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986.  In 2004, the Board of Directors and stockholders authorized an increase to 3,000,000 shares from 1,000,000 shares of common stock reserved for issuance under the ESPP and, in 2008, the Board of Directors and stockholders authorized an increase to 8,000,000 shares from 3,000,000 shares of common stock reserved for issuance under the ESPP.  On August 1, 2006, the Company issued 208,102 shares at $1.60 per share to employees participating in the ESPP.  On August 1, 2007, the Company issued 358,211 shares at $1.64 per share to employees participating in the ESPP.  On August 1, 2008, the Company issued 661,494 shares at $0.46 per share to employees participating in the ESPP.  As of December 31, 2008, there were 5,467,140 remaining shares of common stock available for issuance under the ESPP.  Further offerings have been authorized by the stockholders but will be subject to approval by the Compensation Committee of the Board of Directors.

The following table summarizes the remaining number of shares of common stock that were authorized but unissued as of December 31, 2008:

Plans	Number of Shares
2000 Employee Stock Purchase Plan	5,467,140
1998, 2001, 2003, and 2004 Plans -
Options to be granted	3,239,722
Options outstanding	8,009,819
Non-vested restricted stock	85,162
Total	16,801,843

13.  DEFINED CONTRIBUTION PLAN EXPENSE

The Company contributes to defined contribution plans for all eligible employees. The Company recorded expenses of $2.3 million, $2.3 million and $2.1 million in 2008, 2007 and 2006, respectively.  Employer contributions are accrued as earned by the employees.

14.  NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Net loss attributable to common stockholders per share is computed using the weighted average number of shares of common stock outstanding less the number of shares subject to repurchase.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
Numerator:
Net loss	$(49,778)	$(30,462)	$(29,202)

Deemed dividend associated with beneficial conversion of preferred stock	-	(4,670)	(9,179)

Net loss attributable to common stockholders	$(49,778)	$(35,132)	$(38,381)

Denominator - basic and diluted:
Weighted average common shares outstanding	58,945,401	45,387,386	40,026,411

Net loss attributable to common stockholders per share - basic and diluted	$(0.84)	$(0.77)	$(0.96)

There were 8,009,819 stock options outstanding at December 31, 2008, 5,628,664 stock options outstanding at December 31, 2007 and 5,570,009 stock options outstanding at December 31, 2006 that were excluded from the computation of diluted net loss per share as their effect was anti-dilutive.  If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method for stock options.  The convertible preferred stock referred to in Note 11 was also excluded (21,630,856 shares on an as converted basis) from the computation of diluted net loss per share as its effect was anti-dilutive. 85,162 and 109,940 non-vested shares of restricted stock were excluded from the computation of diluted net loss per share at December 31, 2008 and December 31, 2007, respectively, as their effect was anti-dilutive.

15.  TAXATION

The Company is subject to federal and various state income taxes in the US as well as income taxes in certain foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations.  The Company is no longer subject to US federal tax examinations for years through 2004, nor to corporate tax examination for years through 2006 in the United Kingdom. In addition, the statute of limitations for years through 2004 in Israel has expired.

The income tax credit of $500 thousand in the year ended December 31, 2008 mainly related to tax credits of $605 accrued in respect of additional research and development expenditure in the U.K. in the period August 1, 2008 to December 31, 2008.  In exchange for the tax credits, the Company surrendered $5,477 of taxable losses in the U.K. equivalent to $1,533 of deferred tax assets less local country income taxes. The income tax charge of $94 in the year ended December 31, 2007 related to local country income taxes.  The tax benefits of $246 in the year ended December 31, 2006 related mainly to tax credits of $876 accrued in respect of additional research and development expenditure in the U.K. in the period January 1, 2004 to December 31, 2004.   In exchange for the tax credits, the Company surrendered $3,650 of taxable losses in the U.K. which equated to $1,095 of deferred tax assets.

The loss before tax was $50,278 for the year ended December 31, 2008 of which $3,639 was attributable to domestic U.S. operations. The loss before tax was $30,368 for the year ended December 31, 2007 of which $2,330 was attributable to domestic U.S. operations. The loss before tax for the year ended December 31, 2006 attributable to domestic operations was $4,045 out of a total loss before tax of $29,448. The Company did not record a material income tax benefit for the remainder of the tax losses generated in any of the territories in which it operates because it has experienced operating losses since inception.  At December 31, 2008, the Company had the following net operating loss carry-forwards:

Country	Net Operating Loss Carryforwards	Expiry Terms
UK	$120,100	Does not expire
US	25,800	Expires in 13 to 20 years
Australia	4,000	Does not expire
Israel	62,000	Does not expire
Finland	15,200	Expires in 2 to 10 years
Other	1,800	Expires in 1 to 5 years

Significant components of the Company’s deferred tax assets are as follows:

	For the years ended December 31,
	2008	2007
Net operating loss carryforwards	$58,451	$67,938
Fixed assets	4,498	4,650
Accruals and reserves	3,225	2,215
Stock compensation	1,108	1,318
	67,282	76,121
Valuation allowance	(67,282)	(76,121)
	$-	$-

The following is a reconciliation of income taxes, calculated at the effective U.S. federal income tax rate, to the income tax benefit (provision) included in the accompanying consolidated statements of operations for each of the three years:

	For the years ended December 31,
	2008	2007	2006
Expected income tax benefit at U.S. rates	$19,105	$10,276	$10,012
Difference between U.S. rate and rates applicable to subsidiaries in other jurisdictions	(7,434)	(2,726)	(1,250)
Surrender of taxable losses - UK R&D tax credits	(1,533)	-	(386)
Expenditures not deductible for tax purposes	(2,737)	(664)	(110)
Tax rate change in U.K.	(3,492)	-	-
Other	(223)	668	1,386
Valuation allowance on tax benefits	(3,791)	(7,648)	(9,715)
UK R&D tax credits	605	-	309
Income tax benefit (provision)	$500	$(94)	$246

Since the Company’s utilization of these deferred tax assets is dependent on future profits, a valuation allowance equal to the net deferred tax assets has been provided following the criteria under SFAS No. 109, “Accounting for Income Taxes,” as it is considered more likely than not that such assets will not be realized. The valuation allowance includes a reduction in deferred tax assets through foreign exchange movements, mainly in UK Pounds.

16.  GEOGRAPHICAL INFORMATION

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

An analysis of revenue by geographical market is given below:

	Years ended December 31,
	2008	2007	2006
United States and Canada	$12,924	$8,515	$9,778
Asia	8,120	19,409	38,615
Europe	17,639	27,512	23,945
Africa and the Middle East	13,895	9,903	4,609
Latin America and the Caribbean	17,773	29,631	50,865
	$70,351	$94,970	$127,812

Revenues are attributed to countries based on the destination of the equipment and services supplied.

During the year ended December 31, 2008, the loss before income tax was $50.3 million. The loss before income taxes that related to operations in the United States was $3.7 million and that from foreign operations was $46.6 million.  During the same period, the net loss was $39.5 million, of which a net loss of $32.2 million arose from foreign operations.  During the year ended December 31, 2007, the loss before income tax was $30.4 million. The loss before income taxes that related to operations in the United States was $2.3 million and that from foreign operations was $28.1 million.  During the same period, the net loss was $35.1 million, of which a net loss of $28.1 million arose from foreign operations.  During the year ended December 31, 2006, the loss before income tax was $29.4 million. The loss before income taxes that related to operations in the United States was $4.0 million and that from foreign operations was $25.4 million.  During the same period, the net loss was $38.4 million, of which a net loss of $25.2 million arose from foreign operations.

For the year ended December 31, 2008, the Company had one customer whose revenue was greater than 10% of the year’s total and such customer’s revenue accounted for 15% of the year’s total.  For the year ended December 31, 2007, the Company had three customers whose revenue was greater than 10% of the year’s total and such customer revenues accounted for 15%, 12% and 10% of the year’s total.  For the year ended December 31, 2006, the Company had two customers whose revenue was greater than 10% of the year’s total and such customer revenues accounted for 26% and 19% of the year’s total.

In 2008, the Company received 69% of goods for resale from four suppliers.  In 2007, the Company received 72% of goods for resale from four suppliers.  In 2006, the Company received 78% of goods for resale from four suppliers.

At December 31, 2008, the Company had one customer whose net accounts receivable balance was greater than 10% of the total balance at that date.  Such customer’s receivable accounted for 29% of the total.  At December 31, 2007, the Company had three customers whose accounts receivable balance was greater than 10% of the total balance at that date.  Such customer receivables accounted for 14%, 14% and 12% of the total.

	For the Years ended December 31,
	2008	2007
Long-lived assets by geographic region Property, plant and equipment, net:
United States	$77	$133
United Kingdom	1,943	3,056
Israel	2,348	2,517
Other	30	189
	$4,398	$5,895
Goodwill and intangible assets, net:
United States	$-	$789
United Kingdom	-	127
Mexico	-	219
Israel	752	8,271
Finland	189	2,695
	$941	$12,101

Other non-current assets:
United Kingdom	$883	$1,212
Israel	2,001	2,190
	$2,884	$3,402
Total long-lived assets	$8,223	$21,398

	For the Years ended December 31,
	2008	2007
Total assets, net:
United States	$18,858	$31,491
United Kingdom	33,429	53,319
Mexico	-	308
Israel	15,932	23,692
Finland	381	3,083
Other	1,311	2,128
	$69,911	$114,021

17.  RELATED PARTY TRANSACTIONS

On April 27, 1999, Mr. Stonestrom, the Company’s President and Chief Executive Officer, incurred $130 thousand of indebtedness to the Company in connection with the purchase of 500,000 shares of the Company’s common stock. During the year 2004, Mr. Stonestrom repaid $43 thousand leaving indebtedness at December 31, 2008 of $87 thousand.  No interest is due on the debt.

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

	Quarter Ended
	Mar. 30, 2008	June 29, 2008	Sept. 28, 2008	Dec. 31, 2008	Apr. 1, 2007	Jul. 1, 2007 (a)	Sept. 30, 2007	Dec. 31, 2007
	($ in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$17,159	$21,391	$17,789	$14,012	$26,660	$22,073	$22,470	$23,767
Cost of revenue	(11,923)	(14,647)	(12,294)	(10,212)	(18,409)	(20,223)	(14,680)	(16,822)
Gross profit	5,236	6,744	5,495	3,800	8,251	1,850	7,790	6,945
Operating expenses:
Research and development	6,936	6,738	5,511	4,951	5,606	5,781	6,185	7,024
Sales and marketing	4,239	4,302	3,653	2,986	3,362	3,508	3,521	3,849
Bad debt	47	426	492	3,213	232	723	632	248
General and administrative	4,140	3,395	3,537	3,339	4,178	3,986	3,311	3,724
Amortization of intangibles	234	234	230	231	234	234	234	234
Impairment of goodwill	-	-	-	10,231	-	-	-	-
Restructuring	-	640	50	1,218	40	(525)	-	(204)
Total operating expenses	15,596	15,735	13,473	26,169	13,652	13,707	13,883	14,875
Loss from operations	(10,360)	(8,991)	(7,978)	(22,369)	(5,401)	(11,857)	(6,093)	(7,930)
Other income/(expense):
Interest income (expense)	116	117	54	(62)	280	207	31	284
Other income (expense)	242	71	(358)	(760)	32	(28)	317	(210)
Loss before income taxes	(10,002)	(8,803)	(8,282)	(23,191)	(5,089)	(11,678)	(5,745)	(7,856)
Income tax benefit/(provision)	(50)	(17)	528	39	(39)	2	(24)	(33)
Net loss before deemed dividend	(10,052)	(8,820)	(7,754)	(23,152)	(5,128)	(11,676)	(5,769)	(7,889)
Deemed dividend associated with preferred stock	-	-	-	-	-	-	(4,138)	(532)
Net loss attributable to common stockholders	$(10,052)	$(8,820)	$(7,754)	$(23,152)	$(5,128)	$(11,676)	$(9,907)	$(8,421)
Net loss attributable to common stockholders per share – basic and diluted	$(0.17)	$(0.15)	$(0.13)	$(0.39)	$(0.13)	$(0.29)	$(0.24)	$(0.14)

(a)
In the second quarter of 2007, an inventory provision was made for $5.9 million, recorded as a result of the decline of our non-WiMAX revenues and a subsequent reduced outlook for sales of these products.

19.  SUBSEQUENT EVENTS

Effective March 25, 2009, the Company and its wholly-owned subsidiary, Airspan Communications Limited, entered into an Amended and Restated Loan and Security Agreement with SVB.  For the term of the credit line, which expires on March 31, 2010, we may, subject to certain adjustments, borrow up to the lesser of (i) $20 million, and (ii) (a) 80% of eligible accounts receivable plus (as long as the Company’s worldwide cash and investments exceeds $20 million, and the Company’s cash and investments maintained at SVB and its affiliates exceeds $15 million) (b) the lesser of (1) 60% of eligible inventory, and (2) $8 million (the “Borrowing Base”).  The Company was not eligible to make borrowings under the inventory portion of the line at March 31, 2008.  The Company had not been in compliance with the minimum tangible net worth covenant contained in the Loan and Security Agreement at December 31, 2008, however, pursuant to the Amended and Restated Loan and Security Agreement, this default has been waived.  The amended required minimum tangible net worth at March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 and thereafter is $18 million, $14 million, $13 million and $12 million, respectively, subject to certain adjustments based on positive earnings and equity issuances.  Effective March 25, 2009, amounts payable under the Amended and Restated Loan and Security Agreement bear interest at SVB’s prime rate plus 4.0% subject to a minimum rate of 8.0% per annum.  Assuming that the Company is able to achieve its planned sales levels and contain expenses and cash resources used in accordance with our 2009 financial plan, management currently believes that the Company will have sufficient cash resources to finance its operations at least through the end of 2009.  In February 2009, the Company repaid $7.4 million under the Loan and Security Agreement with SVB as the Company was no longer eligible to borrow against inventory, as the Company’s worldwide cash and investments did not exceed $20 million and the Company’s cash and investments maintained at SVB and its affiliates did not exceed $15 million.

On March 31, 2009, the Company announced that it would voluntarily delist its common stock from the NASDAQ Global Market by filing a Form 25 with the Securities and Exchange Commission on April 10, 2009.  Therefore, effective April 20, 2009, our common stock will be delisted from the NASDAQ Global Market.  After that date, our common stock will be quoted in the over-the-counter market in the “Pink Sheets,” a centralized electronic quotation service for over-the-counter securities.  The Company expects its common stock will continue to trade in the Pink Sheets, so long as market makers demonstrate an interest in trading in the Company’s common stock.  The Company will provide its new ticker symbol for trading on the Pink Sheets as soon as it becomes available.  Following such delisting, the Company intends to deregister its common stock under the Securities Exchange Act of 1934 (the “Exchange Act”), and become a non-reporting company under the Exchange Act.  On or about April 20, 2009, the Company will file with the SEC a Form 15, Notice of Termination of Registration and Suspension of Duty to File, to terminate its reporting obligations under the Exchange Act.  When the Form 15 has been filed, the Company’s obligation to file reports, and other information under the Exchange Act, such as Forms 10-K, 10-Q and 8-K will be suspended.  The deregistration of the Company’s common stock under the Exchange Act will become effective 90 days after the date on which the Form 15 was filed.  The Company is eligible to deregister under the Exchange Act because its common stock was held of record by fewer than 300 persons.

On October 9, 2007, a purported Airspan stockholder filed a complaint for violation of Section 16(b) of the Exchange Act, which prohibits short-swing trading, against the Company’s initial public offering underwriters. The complaint, Vanessa Simmonds v. Credit Suisse Group, et al. Case No. C07-01638, filed in the District Court for the Western District of Washington, seeks the recovery of short-swing profits. The Company was named as a nominal defendant.  No recovery was sought from the Company.  On March 12, 2009, the Court dismissed the action against the Company with prejudice.

Financial Statement Schedules

	Schedule II Airspan Networks Inc. Valuation and Qualifying Accounts
		Additions		Deductions
	Balance at beginning of period	Charged to expense	Written back to provision	Credit to expense	Charge against provision	Balance at end of period
	(in thousands of U.S. dollars)
Allowance for doubtful accounts:
Year ended December 31, 2008	$2,878	$5,100	$65	$(922)	$(1,952)	$5,169
Year ended December 31, 2007	$5,489	$2,998	$491	$(1,163)	$(4,937)	$2,878
Year ended December 31, 2006	$3,519	$2,917	$63	$(660)	$(350)	$5,489

Allowance for deferred tax assets:
Year ended December 31, 2008	$76,121	$-	$1,009	$(9,487)	$(361)	$67,282
Year ended December 31, 2007	$68,473	$7,550	$3,361	$(571)	$(2,692)	$76,121
Year ended December 31, 2006	$55,519	$8,762	$4,379	$(110)	$(77)	$68,473

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation of Airspan (1)
3.2	Articles of Amendment to the Articles of Incorporation of Airspan (2)
3.3	Articles of Amendment to the Articles of Incorporation of Airspan (3)
3.4	Amended and Restated Bylaws of Airspan (24)
4.1	Form of Airspan’s common stock certificate (4)
4.2	Preferred Stock Purchase Agreement, dated July 28, 2006, among Airspan and Oak Investment Partners XI, Limited Partnership, including exhibits thereto (5)
4.3	Consent to the Withdrawal of Registration Statements, made as of March 20, 2009, by Oak Investment Partners XI, Limited Partnership*
10.1	1998 Stock Option and Restricted Stock Plan (6), (11)
10.2	Amended and Restated 2000 Employee Stock Purchase Plan (11), (25)
10.3	Omnibus Equity Compensation Plan (11)*
10.4	2001 Supplemental Stock Option Plan (7), (11)
10.5	2003 Supplemental Stock Option Plan (8), (11)
10.6	Written Summary of Airspan’s Non-Employee Director Compensation Plan (9), (11)
10.7	Employment Agreement with Eric Stonestrom (11), (12)
10.8	Employment Agreement with Henrik Smith-Petersen (11), (13)
10.9	Employment Agreement with Alastair Westgarth (11), (14)
10.10	Employment Agreement with Arthur Levine (10), (11)
10.11	Employment and Relocation Agreement with David Brant (11), (24)
10.12	Technical Assistance Support Services Agreement for FWA Equipment, dated as of February 14, 2003 (“FWA TASS”), by and between Nortel Networks U.K. Limited and Axtel, S.A. de C.V. (15)**
10.13	Preferred Stock Purchase Agreement, dated as of September 10, 2004, among Airspan and Oak Investment Partners XI, Limited Partnership (16)
10.14	Amendment No. 1 to Preferred Stock Purchase Agreement (17)
10.15	Purchase and License Agreement, dated as of December 28, 2004, by and among Airspan Communications Limited (“Airspan Ltd.”) and Axtel, S.A. de C.V. (18)**
10.16	Amendment Agreement No. 3 to FWA TASS, dated as of December 28, 2004, between Airspan Ltd. and Axtel, S.A. de C.V. (19)**
10.17	Purchase Contract, dated April 14, 2005, by and between Yozan Incorporated (“Yozan”) and Airspan Ltd. (10) **
10.18	Supplement to Purchase Contract, dated August 15, 2005, by and between Yozan and Airspan Ltd. (10) **
10.19	2nd Purchase Contract, dated September 13, 2005, by and between Yozan and Airspan Ltd. (10) **
10.20	Amendment of 1st and 2nd Purchase Contracts, dated October 6, 2005, by and between Yozan and Airspan Ltd. (10) **
10.21	Amendment of 2nd Purchase Contracts, dated February 25, 2006, by and between Yozan and Airspan Ltd. (10) **
10.22	Memorandum of Understandings, dated February 25, 2006, by and between Yozan and Airspan Ltd. (10) **
10.23	Memorandum of Understandings, dated June 23, 2006, by and between Yozan and Airspan Ltd. (20) **
10.24	Loan and Security Agreement, dated as of August 1, 2006, by and among Silicon Valley Bank, Airspan, and Airspan Ltd., including exhibits thereto (21)
10.25	Memorandum of Understandings, dated September 8, 2006, by and between Yozan and Airspan Ltd. (22) **
10.26	First Amendment to Loan and Security Agreement, dated as of August 7, 2007, between Silicon Valley Bank, Airspan and Airspan Ltd. (23)
10.27	Form of Option Agreements (11), (26)
10.28	Employment Agreement with Paul Senior (11), (26)
10.29	Employment Agreement with Uzi Shalev (11), (26)

Exhibit Number	Description of Exhibit
10.30	Employment Agreement with Padraig Byrne (11), (26)
10.31	Second Amendment to Loan and Security Agreement, dated as of August 21, 2008, between Silicon Valley Bank, Airspan and Airspan Communications Ltd. (27)
10.32	Amended and Restated Loan and Security Agreement, dated as of March 25, 2009, between Silicon Valley Bank, Airspan and Airspan Communications Ltd.(28)
14.1	Airspan Code of Business Conduct (10)
21	Subsidiaries of registrant (24)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
__________________
*	Filed herewith
**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission
***	Furnished herewith
(1)	Incorporated by reference to Airspan’s Form 10-Q for the quarter ended April 4, 2004
(2)	Incorporated by reference to Airspan’s report on Form 8-K filed on September 15, 2004
(3)	Incorporated by reference to Airspan’s report on Form 8-K filed on September 26, 2006
(4)	Incorporated by reference to Airspan’s Registration Statement on Form S-1 (333-34514) filed April 11, 2000
(5)	Incorporated by reference to Airspan’s report on Form 8-K filed on August 1, 2006
(6)	Incorporated by reference to Airspan’s Registration Statement on Form S-1/A (333-34514) filed May 26, 2000
(7)	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2000
(8)	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2003
(9)	Incorporated by reference to Airspan’s report on Form 8-K filed on July 31, 2006
(10)	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2005
(11)	Management Contract or Compensatory Plan or Arrangement
(12)	Incorporated by reference to Airspan’s Registration Statement on Form S-1/A (333-34514) filed June 22, 2000
(13)	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2002
(14)	Incorporated by reference to Airspan’s Form 10-Q for the quarter ended July 2, 2006
(15)	Incorporated by reference to Airspan’s report on Form 8-K/A filed on July 6, 2004
(16)	Incorporated by reference to Airspan’s report on Form 8-K filed on September 13, 2004
(17)	Incorporated by reference to Airspan’s report on Form 8-K filed on September 27, 2004
(18)	Incorporated by reference to Airspan’s report on Form 8-K filed on June 9, 2005
(19)	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2004
(20)	Incorporated by reference to Airspan’s report on Form 8-K filed on June 29, 2006
(21)	Incorporated by reference to Airspan’s report on Form 8-K filed on August 7, 2006
(22)	Incorporated by reference to Airspan’s report on Form 8-K filed on September 21, 2006
(23)	Incorporated by reference to Airspan’s Form 10-Q for the quarter ended June 29, 2008
(24)	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2006
(25)	Incorporated by reference to Airspan’s definitive proxy statement on Schedule 14A filed on November 5, 2008
(26)	Incorporated by reference to Airspan’s Form 10-K for the year ended December 31, 2007
(27)	Incorporated by reference to Airspan’s report on Form 8-K filed on September 2, 2008
(28)	Incorporated by reference to Airspan’s report on Form 8-K filed on March 31, 2009