Form 10-K/A
period 2008-12-31
AIRSPAN NETWORKS INC
filed 2009-04-30
CIK 1105542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

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

As of April 27, 2009, the number of shares outstanding of the registrant’s common stock was 59,814,232.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 of Airspan Networks Inc., filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008 (the “Original Filing”). We are filing this Amendment to include the information required by Part III of Form 10-K that was not included in the Original Filing as we will not file a definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2008. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications of the Chief Executive Officer and Chief Financial Officer.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing.

TABLE OF CONTENTS

i

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Board of Directors of Airspan Networks Inc. (“Airspan” or the “Company”) currently consists of nine members.

Name	Age	Position

Julianne M. Biagini	46	Director
Bandel L. Carano	47	Director
Matthew J. Desch	51	Chairman of the Board of Directors
Michael T. Flynn	60	Director
Frederick R. Fromm	59	Director
Guillermo Heredia	67	Director
Thomas S. Huseby	61	Director
Eric D. Stonestrom	47	Chief Executive Officer, President, and Director
David A. Twyver	62	Director

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

Michael T. Flynn has served as a director of Airspan since July 2001. From June 1994 until March 31, 2004, Mr. Flynn served as an officer of ALLTEL Corporation, an integrated telecommunications provider of wireless, local telephone, long-distance, competitive local exchange, Internet and high-speed data services. From May 2003 until April 2004, he held the position of Assistant to the Chief Executive Officer. From April 1997 to May 2003, Mr. Flynn served as Group President of Communications at ALLTEL. From June 1994 to April 1997, Mr. Flynn was President of the Telephone Group of ALLTEL. Since January 2004, Mr. Flynn has served on the Board of Directors, the Audit Committee and the Compensation Committee of WebEx Communications, a publicly-traded company providing real time web collaboration and conferencing services. He also serves as a member of the Board of Directors of several private companies including: Calix, a leading provider of next generation, integrated voice, data and video, loop and transport access technology; and GENBAND a provider of access and trunking media gateway solutions for Voice-over-Internet Protocol (“VoIP”) and signaling applications. Mr. Flynn earned his B.S. degree in Industrial Engineering from Texas A&M University in 1970. He attended the Dartmouth Institute in 1986 and the Harvard Advanced Management Program in 1988.

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

Thomas S. Huseby has served as a Director of Airspan since January 1998, serving as Chairman of the Board from January 1998 until July 2000. Since August 1997, Mr. Huseby has served as the Managing Partner of SeaPoint Ventures, LLC (“SeaPoint”), a venture capital fund focused on communications and internet infrastructure. Mr. Huseby has also served as an advisor to Oak Investment Partners since August 1997, with the title of “Venture Partner”, and from 2007 as a strategic partner to Hunt Ventures and Voyager Capital. Prior to his employment with SeaPoint, from 1994 to 1997, Mr. Huseby was the Chairman and Chief Executive Officer of Metawave Communications, a previously public corporation which manufactured cellular infrastructure equipment. Previously, he was President and Chief Executive Officer of Innova Corporation, a previously public manufacturer of millimeter wave radios. Mr. Huseby is currently Chairman of the Board of three privately held companies: Ontela Inc. that provides a platform that brings image services to mobile phone handsets; SnapIn Software, Inc. that develops handset-based wireless customer care and diagnostic products for mobile network operators; and Zumobi Inc. that allows innovative mobile access, retrieval and sharing of web-based content. He is also a board member of the following privately held corporations: Hubspan; Kineto Wireless; Modiv Media; Mojix; Trumba; and SinglePoint. Mr. Huseby has a Bachelor’s degree in Economics and a B.S.I.E. from Columbia University and an M.B.A. from Stanford University.

Eric D. Stonestrom joined Airspan as Executive Vice President and Chief Operating Officer in January 1998. In May 1998, he was named President and Chief Executive Officer, as well as a member of the Board of Directors. From 1995 to January 1998, Mr. Stonestrom was employed by DSC Communications Corporation, a provider of telecommunications equipment and services, as a Vice President of operating divisions, including the Airspan product line. From 1984 until 1995, Mr. Stonestrom worked at telecommunications corporations Bell Laboratories and AT&T in a variety of positions. He received B.S., M.S. and M. Eng. degrees in 1982, 1983 and 1984, respectively, from the College of Engineering at the University of California at Berkeley.

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

Executive Officers

Certain information concerning the Company’s executive officers is contained in the section entitled “Executive Officers and Directors of the Registrant” in Item 1 of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 31, 2009.

Family Relationships and Arrangements and Understandings

There are no family relationships among the Company’s officers and directors, nor are there any arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director, except for the agreement with Oak Investment Partners to appoint Mr. Carano as a director as a condition to the closing of Oak Investment Partners’ purchase of our Series B Preferred Stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s outstanding Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and report changes in ownership of Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all such reports they file.

To our knowledge, based solely on a review of the copies of reports furnished to us and written or oral representations that no other reports were required for such persons, during 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners have been complied with, except for the following: (i) one Form 4 reporting two transactions for Mr. Paul Senior, the Company’s Senior Vice President and Chief Technology Officer, and (ii) one Form 5 reporting two transactions for Mr. Huseby.

Code of Ethics

Certain information concerning the Company’s code of business conduct is contained in the section entitled “Code of Ethics” in Item 10 of Part III of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 31, 2009.

The Audit Committee

The Company has a separately designated Audit Committee, which consists of members of the Company’s Board of Directors.  The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The current members of the Audit Committee are Julianne M. Biagini (Chairman), Michael T. Flynn and David A. Twyver.

The Audit Committee oversees the quality and integrity of the accounting, auditing and reporting practices of the Company. The Audit Committee’s authority includes overseeing the preparation of the Company’s financial statements, discussing with management the Company’s processes to manage business and financial risk, and overseeing compliance with applicable legal, ethical, and regulatory requirements. The Audit Committee is responsible for the selection, replacement, compensation and oversight of the independent registered public accounting firm engaged to prepare audit reports on the Company’s financial statements. The specific responsibilities in carrying out the Audit Committee’s oversight role are delineated in the Audit Committee Charter, which is available on the Company’s web site located at www.airspan.com.

In 2008, the Board of Directors determined that each member of the Audit Committee was independent under the then applicable NASDAQ Stock Market listing standards. The Board of Directors has determined that Julianne M. Biagini qualifies as an “Audit Committee Financial Expert” as that term is defined in the rules of the SEC implementing the requirements of the Sarbanes-Oxley Act of 2002.

Item 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table summarizes the compensation paid by the Company to its principal executive officer and its two other most highly compensated executive officers, based on total compensation for the year ended December 31, 2008 (the “Named Executive Officers”), for the years ended December 31, 2008 and 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	All Other Compensation (3)	Total
		$	$	$	$	$	$

Eric D. Stonestrom(4)	2008	380,000	47,500	-	294,698	26,000	748,198
President and Chief Executive Officer	2007	380,000	45,600	63,869	218,512	30,637	738,618

David Brant	2008	274,000	27,400	-	127,764	54,269	483,433
Senior Vice President and Chief Financial Officer	2007	271,950	24,614	17,785	140,598	90,356	545,303

Padraig Byrne(5)	2008	179,167	21,500	-	206,104	52,853	459,624
Senior Vice President and Chief Marketing Officer

(1)
“Stock Awards” represent the dollar amount recognized as expense with respect to stock awards on the Company’s financial statements for the 2008 and 2007 fiscal years in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), disregarding, however, the estimate of forfeitures related to service-based vesting conditions included in such financial statements and required by SFAS No. 123(R). No amounts of stock awards were forfeited by the Named Executive Officers for 2008 or 2007. Stock expense is charged to earnings over the relevant period of vesting service. See Note 12 to the Company’s audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 31, 2009, for a discussion of the methodology used and the assumptions made in the valuation of the stock awards.

(2)
“Option Awards” represent the dollar amount recognized as an expense with respect to option awards on the Company’s financial statements for the 2008 and 2007 fiscal years in accordance with SFAS No. 123(R), disregarding, however, the estimate of forfeitures related to service-based vesting conditions included in such financial statements and required by SFAS No. 123(R). No amounts of option awards were forfeited by the Named Executive Officers for 2008 or 2007. Option expense is charged to earnings over the relevant period of vesting service. See Note 12 to the Company’s audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 31, 2009, for a discussion of the methodology used and the assumptions made in the valuation of the options.

(3)	See the “All Other Compensation” Supplementary Table below.
(4)	Mr. Stonestrom does not receive any compensation for his services as a director of the Company.

(5)	Mr. Byrne joined Airspan in February 2008.

“All Other Compensation” Supplementary Table

	Year	Healthcare/ Insurance(1) ($)	Pension(2) ($)	401(k)(3) ($)	Total “All Other Compensation”(4) ($)

Eric D. Stonestrom	2008	16,700	—	9,300	26,000
David Brant(4)	2008	16,439	13,879	—	54,269
Padraig Byrne	2008	12,091	—	4,465	52,853

(1)	The cost of providing medical, hospitalization, dental, life and disability insurance based on actual costs incurred or a pro rata percentage relating to base salary.
(2)	The Company contributes to a defined contribution pension plan 7.5 percent of base salary.
(3)
The Company matches 60 percent of the contributions made into a 401(k) plan up to the limit permitted by the Internal Revenue Service. The matches are made in shares of Airspan Networks Inc. common stock priced at the closing price on the last day of each relevant quarter.

(4)	Includes relocation expenses paid to Mr. Brant of $23,951 and to Mr. Byrne of $36,297.

Employment Agreements

All of our Named Executive Officers are employed with employment agreements. These agreements have been filed with the SEC:

•	Eric D. Stonestrom (incorporated herein by reference to the amendment to the Company’s Registration Statement on Form S-1 filed June 22, 2000);

•	David Brant (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006); and

•	Padraig Byrne (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

Eric D. Stonestrom

Mr. Stonestrom’s base salary under his employment agreement, dated January 12, 1998, is $380,000 per year, subject to periodic review and adjustment by the Company’s Board of Directors. Additionally, Mr. Stonestrom is eligible to receive certain bonus compensation in accordance with Airspan’s executive bonus compensation plan. Mr. Stonestrom’s employment agreement has no specified term. See the caption “Potential Payments Upon Termination Or Change Of Control” for details regarding potential severance payments under agreements as in effect at April 30, 2009.

David Brant

Under his employment agreement, dated March 1, 2007, Mr. Brant receives a base salary of $274,000 per year, effective from February 1, 2007, subject to periodic review and adjustment by the Company’s Board of Directors. The employment agreement has no specified term. Additionally, Mr. Brant is eligible to receive certain bonus compensation in accordance with Airspan’s executive bonus compensation plan. See the caption “Potential Payments Upon Termination Or Change Of Control” for details regarding potential severance payments under agreements as in effect at April 30, 2009.

Padraig Byrne

Under his employment agreement, dated February 7, 2008, Mr. Byrne’s base salary is $215,000, subject to periodic review and adjustment by the Company’s Board of Directors. The employment agreement has no specified term.  Additionally, Mr. Byrne is eligible to receive certain bonus compensation in accordance with Airspan’s executive bonus compensation plan. See the caption “Potential Payments Upon Termination Or Change of Control” for details regarding potential severance payments under agreements as in effect at April 30, 2009.

Terms of Grants Made During 2008

On March 3, 2008, Messrs. Stonestrom, Brant and Byrne were issued 350,000, 150,000 and 250,000 options to purchase shares of the Company’s Common Stock, respectively.  The exercise price of these options is equal to $1.20.  On August 8, 2008, Messrs. Stonestrom, Brant and Byrne were issued 60,000, 30,000 and 30,000 options to purchase shares of the Company’s Common Stock, respectively.  The exercise price of these options is equal to $0.50.  Each of the above option awards vests over a four-year period, with 25 percent becoming exercisable on the first anniversary of the grant date and 1/48 becoming exercisable in each month following the first anniversary of the grant date.

No stock awards were made to the Named Executive Officers during 2008.

Outstanding Equity Awards at December 31, 2008

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(7)
Eric D. Stonestrom	66,667	0		$3.60	10/05/2009	20,400	(8)	1,836
	100,000	0		$6.00	11/01/2010
	150,000	0		$4.38	02/07/2011
	167,167	0		$1.83	11/07/2011
	45,833	0		$0.45	09/25/2012
	45,000	0		$5.08	05/24/2014
	58,750	1,250	(1)	$4.12	01/28/2015
	43,750	16,250	(2)	$6.15	01/27/2016
	26,250	33,750	(3)	$4.28	03/02/2017
	0	350,000	(4)	$1.20	03/03/2018
	0	60,000	(5)	$0.50	08/08/2018

David Brant	3,333	0		$3.60	10/05/2009	8,425	(8)	758
	15,000	0		$15.00	07/10/2010
	75,000	0		$4.38	02/07/2011
	35,000	0		$1.83	11/07/2011
	50,000	0		$0.45	09/25/2012
	25,000	0		$5.08	05/24/2014
	24,479	521	(1)	$4.12	01/28/2015
	39,583	10,417	(6)	$4.94	10/28/2015
	14,583	5,417	(2)	$6.15	01/27/2016
	26,250	33,750	(3)	$4.28	03/02/2017
	0	150,000	(4)	$1.20	03/03/2018
	0	30,000	(5)	$0.50	08/08/2018

Padraig Byrne	0	250,000	(4)	$1.20	03/03/2018
	0	30,000	(5)	$0.50	08/08/2018

(1)	Option granted January 28, 2005. The remaining options will vest ratably each month until fully vested on January 28, 2009.
(2)	Option granted January 27, 2006. 25 percent of the grant vested on January 27, 2007. The remaining options will vest ratably each month until fully vested on January 27, 2010.
(3)	Option granted March 2, 2007. 25 percent of the grant vested on March 2, 2008. The remaining options will vest ratably each month until fully vested on March 2, 2011.

(4)	Option granted March 3, 2008. 25 percent of the grant will vest on March 3, 2009. The remaining options will vest ratably each month until fully vested on March 3, 2012.
(5)	Option granted August 8, 2008. 25 percent of the grant will vest on August 8, 2009. The remaining options will vest ratably each month until fully vested on August 8, 2012.
(6)	Option granted October 28, 2005. The remaining options will vest ratably each month until fully vested on October 28, 2009.
(7)	The closing price of Airspan Common Stock at December 31, 2008 was $0.09 per share.
(8)	Stock awards vest over time through February 1, 2011.

Potential Payments Upon Termination Or Change Of Control

The following table sets forth the payments, under agreements as in effect at April 30, 2009, that would have been made had a termination without cause occurred as of December 31, 2008:

Name	Amount Paid on the Company Terminating the Employment Contract without Cause(4)

Eric D. Stonestrom(1)	$380,000 (equivalent to 12 months’ base salary)
David Brant(2)	$274,000 (equivalent to 12 months’ base salary)
Padraig Byrne (3)	$107,500 (equivalent to 6 months’ base salary)

(1)	On involuntary termination of Mr. Stonestrom’s contract he is entitled to receive severance of 12 months’ base salary or $380,000.
(2)
Under Mr. Brant’s current employment agreement, which became effective January 1, 2007, in the event of termination of Mr. Brant other than for “cause” (as defined in his employment agreement) or if he terminates his employment with “good reason” (as defined in his employment agreement), Mr. Brant would be entitled to severance equal to 12 months’ base salary as of the termination date or $274,000 assuming a December 31, 2008 termination date, payable bi-weekly. If Mr. Brant is terminated within one year of the effective date of a “change of control” (as defined in his employment agreement) or voluntarily terminates his employment because of a required relocation or a material change in his responsibilities, Mr. Brant would be entitled to receive severance of 12 months’ total cash compensation that would otherwise have been payable, including all bonuses. Assuming termination based on a change of control at December 31, 2008, Mr. Brant would have been entitled to compensation of $333,725 (excluding relocation benefits, if any) (equivalent to 12 months’ base salary, plus bonuses and benefits), payable bi-weekly.

(3)	On termination without cause, Mr. Byrne would be entitled to severance equal to six months’ base salary or $107,500.
(4)
The termination payment arrangements for the Named Executive Officers were individually negotiated with each Named Executive Officer at different time periods. The Company does not have a policy or set parameters for such arrangements and does not believe that such arrangements materially affected the other compensation elements for the Named Executive Officers.

Upon the occurrence of a “change of control”, as defined in the Company’s stock option agreements under its 2004 Omnibus Equity Compensation Plan, the following provisions apply to option awards:

Upon the occurrence of a “change of control” (as defined below), if the Company or any successor, assign, or purchaser thereof does not either: (A) continue the option (as adjusted, if necessary, to retain its pre-“change of control” economic value and aggregate “spread” between the option shares’ fair market value and exercise price) or (B) grant a new option of at least equivalent economic value, aggregate “spread,” and other terms and conditions as the pre-“change of control” option, then an additional 50 percent of any remaining unvested options will automatically vest. All such vested options may be exercised (together with any other previously or subsequently vested options) until the later of (i) the date related to termination of the employee, or (ii) one year from such “change of control,” but in no event longer than ten years from the original date of grant. In the case of certain options granted to Mr. Stonestrom and Mr. Brant, if they are employed by the Company or any subsidiary or affiliate of the Company immediately prior to a “change of control,” they will be automatically vested in 100 percent of any such remaining unvested options.

A “change of control” as defined in the stock option agreements means the following:

•	Any person becomes the beneficial owner of shares having 50 percent or more of the total number of votes that may be cast for the election of directors of the Company; or

•
As a result of, or in connection with, any tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing (a “Transaction”), the persons who were directors of the Company before the Transaction shall cease to constitute a majority of the Board of Directors of the Company or any successor to the Company or its assets; or

•
If at any time (i) the Company shall consolidate with, or merge with, any other person and the Company shall not be the continuing or surviving corporation, (ii) any person shall consolidate with, or merge with, the Company and the Company shall be the continuing or surviving corporation and in connection therewith, all or part of the outstanding stock shall be changed into or exchanged for stock or other securities of any other person or cash or any other property, (iii) the Company shall be a party to a statutory share exchange with any other person after which the Company is a subsidiary of any other person, or (iv) the Company shall sell or otherwise transfer 50 percent or more of the assets or earnings power of the Company and its subsidiaries (taken as a whole) to any person or persons.

Other Potential Post-Employment Payments

Under our option plans, the option holder has 90 days to exercise vested options from the date employment ends, other than for death or disability. In the event of death, the option holder’s estate may exercise the option upon the holder’s death for a period of one year. Similarly, the option holder may exercise the option upon termination due to disability for a period of one year. Assuming termination as of December 31, 2008, our Named Executive Officers would have been eligible to exercise the following amounts of vested options for the periods described above: Mr. Stonestrom, 703,417; Mr. Brant, 308,229; and Mr. Byrne, 0.

Pension Benefits

For its European-based Named Executive Officers, the Company contributes to a defined contribution pension plan an amount equivalent to 7.5 percent of base salary.

DIRECTOR COMPENSATION

Director Compensation for the Fiscal Year Ended December 31, 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(2) (3)($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Julianne M. Biagini	28,500	—	26,180	—	—	—	54,680
Bandel L. Carano(1)	16,000	—	34,538	—	—	—	50,538
Matthew J. Desch	16,500	—	44,454	—	—	—	60,954
Michael T. Flynn	26,000	—	23,924	—	—	—	49,924
Frederick R. Fromm	16,500	—	26,180	—	—	—	42,680
Guillermo Heredia	15,000	—	23,924	—	—	—	38,924
Thomas S. Huseby	19,000	—	23,924	—	—	—	42,924
David A. Twyver	26,000	—	23,924	—	—	—	49,924

(1)	Mr. Carano has advised the Company that his options and Board of Directors compensation are paid to him on behalf of Oak Investment Partners, of which he is a General Partner.

(2)
“Option Awards” represent the dollar amount recognized as an expense with respect to option awards on the Company’s financial statements for the 2008 fiscal year in accordance with SFAS No. 123(R), disregarding, however, the estimate of forfeitures related to service-based vesting conditions included in such financial statements and required by SFAS No. 123(R).  No amounts of option awards were forfeited by the directors for 2008. Option expense is charged to earnings over the relevant period of vesting service. See Note 12 to the Company’s audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 31, 2009, for a discussion of the methodology used and the assumptions made in the valuation of the options.

(3)
As of December 31, 2008, the aggregate number of option awards outstanding for our directors are: Ms. Biagini, 85,000; Mr. Carano, 85,000; Mr. Desch, 477,500; Mr. Flynn, 160,000; Mr. Fromm, 85,000; Mr. Heredia, 133,125; Mr. Huseby, 175,000; and Mr. Twyver, 175,000.

Each of the Company’s non-employee directors receives an annual retainer of $15,000, payable in quarterly installments, to attend in person the four regular meetings of the Board of Directors during the year. To the extent that any of the non-employee directors miss more than one of these regular meetings, such director will forfeit $3,750 per meeting missed. For special meetings of the Board of Directors, each non-employee director receives $1,000 for attending any such meeting telephonically.

During fiscal 2008, the Company granted options to purchase 50,000 shares of the Company’s Common Stock to each of the non-employee directors.

The Chairman of the Audit Committee of the Board of Directors receives an annual retainer of $12,500, payable in quarterly installments, and the other members of the Audit Committee receive an annual retainer of $10,000, payable in quarterly installments, to attend telephonically the five regular meetings of the Audit Committee during the year. To the extent that any of the Audit Committee members miss one of these regular meetings, such director will forfeit $2,500 per meeting missed. For special meetings of the Audit Committee, each Audit Committee member receives $500 for attending any such meeting telephonically.

The Chairman of the Compensation Committee of the Board of Directors (currently Mr. Fromm) receives an annual retainer of $2,500, payable in quarterly installments. Members of the Compensation Committee (currently Mr. Desch, Mr. Fromm and Mr. Huseby) receive $500 for attending any Compensation Committee meeting telephonically.

In 2008, members of the Special Litigation Committee of the Board of Directors (Mr. Heredia (Chairman) and Mr. Fromm) received $500 for attending any Special Litigation Committee meeting telephonically.

Non-employee members of the Special Committee of the Board of Directors receive $500 for attending any Special Committee meeting telephonically. During 2008, the members of the Special Committee were Mr. Desch, Mr. Flynn, Mr. Huseby and Mr. Stonestrom. Mr. Huseby and Mr. Stonestrom resigned from the Special Committee in early 2009.

Otherwise, except (i) as described above and (ii) for reimbursement for reasonable travel expenses relating to attendance at Board of Directors meetings, directors are not compensated for their services as directors. Members of the Governance and Nominating Committee of the Board of Directors do not receive additional compensation for their service on that committee.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 1, 2009, the number of shares of Common Stock of the Company which were owned beneficially by (i) each person who is known by the Company to own beneficially more than five percent of its Common Stock, (ii) each director, (iii) certain executive officers of the Company and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the shareholders has sole voting and dispositive power with respect to the shares of Common Stock beneficially owned, subject to community property laws, where these rules apply.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Shares Owned(1)(2)

Oak Investment Partners(3)	21,852,586	(4)	26.8%
Stephens Investment Management, LLC(5)	5,743,139	(6)	9.6%
T. Rowe Price Associates, Inc.(7)	3,500,154	(8)	5.9%
Eric D. Stonestrom	1,471,931	(9)	2.4%
David Brant	455,526	(10)	*
Padraig Byrne	79,367	(11)	*
Julianne M. Biagini	51,875	(12)	*
Bandel L. Carano(3)	21,719,345	(13)	26.7%
Matthew Desch	574,871	(14)	*
Michael T. Flynn	146,875	(15)	*
Frederick R. Fromm	51,875	(16)	*
Guillermo Heredia	100,000	(17)	*
Thomas Huseby	271,875	(18)	*
David A. Twyver	222,607	(19)	*
All directors and executive officers as a group (15 persons)	26,211,920	(20)	30.9	%(20)

*	Indicates less than 1 percent of outstanding shares owned.
(1)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 1, 2009 upon the exercise of options, warrants and convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from April 1, 2009 have been exercised.

(2)
Applicable percentage ownership is based on 59,814,232 shares of Common Stock outstanding as of April 1, 2009. With regard to Oak Investment Partners and Bandel L. Carano, applicable share ownership is based on 81,496,963 shares of Common Stock, which includes the 200,069 shares of Series B Preferred Stock that are immediately convertible into 21,630,856 shares of Common Stock by Oak Investment Partners XI, LP and 51,875 shares of Common Stock issuable upon exercise of stock options held by Mr. Carano that are exercisable within 60 days from April 1, 2009.

(3)
The address of the entities affiliated with Oak Investment Partners is c/o Oak Management Corporation, One Gorham Island, Westport, CT 06880. Bandel L. Carano is a director of the Company and is a General Partner of Oak Investment Partners VIII, LP, Oak VIII Affiliates Fund, LP and Oak Investment Partners XI, LP (collectively, “Oak”). Mr. Carano has shared power to vote and dispose of the shares held by Oak. The names of the parties who share power to vote and dispose of the shares held by Oak, with Mr. Carano, are Fredric W. Harman, Ann H. Lamont, Edward F. Glassmeyer and Gerald R. Gallagher, all of whom are managing members of Oak Associates XI, LLC, the General Partner of Oak Investment Partners XI, LP and Oak VIII Affiliates Fund, LP. Mr. Carano, Mr. Harman, Ms. Lamont, Mr. Glassmeyer and Mr. Gallagher each disclaim beneficial ownership of the shares held by Oak, except to the extent of their respective pecuniary interest therein.

(4)
Share ownership includes (i) 21,630,856 shares of Common Stock issuable on the conversion of the Company’s Series B Preferred Stock owned by Oak Investment Partners XI, LP, (ii) 35,918 shares of Common Stock owned by Oak Investment Partners VIII, LP, (iii) 696 shares of Common Stock owned by Oak VIII Affiliates Fund, LP, (iv) 30,000 shares of Common Stock owned by Mr. Glassmeyer, (v) 88,241 shares of Common Stock owned by Mr. Harmon, (vi) 15,000 shares of Common Stock owned by Ms. Lamont and (vii) 51,875 shares of Common Stock issuable upon exercise of stock options held by Mr. Carano that are exercisable within 60 days from April 1, 2009.

(5)	The address of Stephens Investment Management, LLC is One Ferry Building, Suite 255, San Francisco, CA 94111.

(6)
Share ownership is as of December 31, 2008, as set forth in a Schedule 13G/A filed with the SEC on February 13, 2009. According to that filing, Stephens Investment Management, LLC, on behalf of itself and Paul H. Stephens, P. Bartlett Stephens and W. Bradford Stephens, is deemed to be the beneficial owner of 5,743,139 shares of the Company’s Common Stock. Each of Paul H. Stephens, P. Bartlett Stephens and W. Bradford Stephens has shared voting power and shared dispositive power as to 5,743,139 shares.

(7)	The address of T. Rowe Price Associates, Inc. (“Price”) is 100 E. Pratt Street, Baltimore, Maryland 21202.
(8)
Share ownership is as of December 31, 2008, as set forth in a Schedule 13G/A filed with the SEC on February 11, 2009. According to that filing, Price, on behalf of itself and T. Rowe Price New Horizons Fund, Inc. (“Horizons”), is deemed to be the beneficial owner of 3,500,154 shares of the Company’s Common Stock. Price has sole voting power as to 450,154 and sole dispositive power as to 3,500,154 shares and Horizons has sole voting power as to 3,000,000 shares.

(9)
Includes (i) 819,250 shares of Common Stock issuable on exercise of stock options that are exercisable within 60 days from April 1, 2009, (ii) 43,200 restricted shares of Common Stock and (iii) 39,980 shares of Common Stock acquired under the Company’s 401(k) plan.

(10)	Includes (i) 366,042 shares of Common Stock issuable on exercise of stock options that are exercisable within 60 days from April 1, 2009 and (ii) 15,087 restricted shares of Common Stock.
(11)	Includes 72,917 shares of Common Stock issuable on exercise of stock options that are exercisable within 60 days from April 1, 2009.
(12)	Includes 51,875 shares of Common Stock issuable on exercise of stock options that are exercisable within 60 days from April 1, 2009.
(13)
Consists of the shares held by Oak described in footnote 4 and 51,875 shares of Common Stock issuable on exercise of stock options held by Mr. Carano that are exercisable within 60 days from April 1, 2009. Mr. Carano is a Managing Member of the General Partner of each of the funds affiliated with Oak that holds shares described in footnote 4. As such, Mr. Carano may be deemed to share voting and dispositive power with respect to all shares held by Oak. Mr. Carano disclaims beneficial ownership of the shares held by Oak, except to the extent of his pecuniary interest therein.

(14)	Includes 442,500 shares of Common Stock issuable on exercise of stock options that are exercisable within 60 days from April 1, 2009.
(15)	Includes 126,875 shares of Common Stock issuable on exercise of stock options that are exercisable within 60 days from April 1, 2009.
(16)	Includes 51,875 shares of Common Stock issuable on exercise of stock options that are exercisable within 60 days from April 1, 2009.
(17)	Includes 100,000 shares of Common Stock issuable on exercise of stock options that are exercisable within 60 days from April 1, 2009.
(18)
Includes 141,875 shares of Common Stock issuable on exercise of stock options that are exercisable within 60 days from April 1, 2009. Also includes 80,000 shares of Common Stock issuable on exercise of stock options held by Sea Point Ventures I, LLC, of which Mr. Huseby is a General Partner, that are exercisable within 60 days from April 1, 2009. Mr. Huseby disclaims beneficial ownership in such shares, except to the extent of his pecuniary interest therein.

(19)	Includes 141,875 shares of Common Stock issuable on exercise of stock options that are exercisable within 60 days from April 1, 2009.
(20)	Includes the shares held by Oak described in footnote 4. Excluding the shares held by Oak, all directors and executive officers as a group hold 4,544,450 shares, accounting for 7.2 percent.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2008

Certain information concerning the securities authorized for issuance under our equity compensation plans as of December 31, 2008 is contained in the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2008” in Item 12 of Part III of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 31, 2009.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures Regarding Transactions with Related Persons

Based on our size and industry, we may from time to time engage in transactions and business arrangements with companies and other organizations in which one of the members of our Board of Directors, executive officers or their respective immediate family members also may be a board member, executive officer or significant investor, or in which such person has a direct or indirect material interest. We recognize that related person transactions have the potential to create perceived or actual conflicts of interest and could create the appearance that decisions are based on considerations other than the best interests of the Company and its shareholders. Accordingly, as a general matter, it is our preference to avoid related person transactions. However, there are situations where related person transactions are either in, or not inconsistent with, our best interests and the best interests of our shareholders.

The Board of Directors of the Company has adopted a Policy and Procedures Regarding Transactions with Related Persons. This policy delegates to the Audit Committee of the Board of Directors responsibility for reviewing, approving or ratifying transactions with “related persons” that are of the type that are required to be disclosed under the rules of the SEC. Under the policy, a “related person” includes any of the directors or executive officers of the Company, certain stockholders and their immediate family members. The policy applies to transactions where the Company is a participant, a related person will have a direct or indirect material interest and the amount involved exceeds $20,000. Under the policy, management of the Company is responsible for disclosing to the Audit Committee all material information related to any covered transaction in order to give the Audit Committee an opportunity to authorize, approve or ratify the covered transaction based upon its determination that the covered transaction is fair and reasonable and on terms no less favorable to the Company than could be obtained in a comparable arm’s length transaction with an unrelated third party.

Loans to Related Parties

In connection with the purchase of 1.5 million shares of the Company’s Common Stock (the “Purchased Shares”), on April 27, 1999, Mr. Stonestrom, the Company’s President and Chief Executive Officer and a director of the Company, incurred $130,000 of indebtedness to the Company. On July 16, 2004, Mr. Stonestrom repaid $43,333 of such indebtedness to the Company and, accordingly, the aggregate outstanding amount of such indebtedness as of the date of this report is $86,667. The indebtedness is evidenced by a promissory note which is payable upon the earlier of Mr. Stonestrom’s termination or bankruptcy or various events constituting a change of control of the Company or a majority of its assets. No interest is due under the note unless Mr. Stonestrom enters into various insolvency related proceedings, which proceedings trigger an obligation to pay interest at the highest rate allowed by the State of Delaware. As security for the note, Mr. Stonestrom has granted the Company a first priority security lien in (i) the Purchased Shares, (ii) all securities of the Company subsequently acquired by Mr. Stonestrom, and (iii) all proceeds from the sale of the Purchased Shares.

Director Independence

In 2008, the Board of Directors of the Company determined that Ms. Biagini and Messrs. Desch, Flynn, Fromm, Heredia, Huseby and Twyver met the definition of “independent director” under the then applicable NASDAQ Stock Market listing standards.

Mr. Thomas Huseby, one of the members of the Company’s Board of Directors and a member of its Compensation and Governance and Nominating Committees, has been the Managing Partner of SeaPoint, a venture capital firm focused on communications and internet infrastructure, since August 1997, and has had a business relationship with Oak Investment Partners since that time.  Oak Investment Partners is an investor in both SeaPoint Fund I and in SeaPoint Fund II and, on several occasions, investment funds managed by SeaPoint have participated in placements of securities in which Oak Investment Partners has also invested.  SeaPoint has also received approximately $110,000 in investment fees from Oak Investment Partners annually on funds that Oak Investment Partners has invested through SeaPoint.  Mr. Huseby has also from time to time personally invested in Oak Investment Partners funds.  In addition, Mr. Huseby serves as a part-time Venture Partner to Oak Investment Partners providing consulting services to Oak Investment Partners with respect to the evaluation and management of investments in wireless and communications technologies.  Mr. Huseby has received monthly compensation totaling approximately $900,000 in the aggregate in the three years ended December 31, 2008.  Aside from the arrangements described in this paragraph, Mr. Huseby has informed the Company that he does not have, and has not had in the three years ended December 31, 2008, any other contracts, agreements, arrangements, transactions or relationships with Oak Investment Partners.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firms Fees

Aggregate fees billed to the Company for the fiscal years ended December 31, 2008 and December 31, 2007 by the Company’s independent registered public accounting firm, Grant Thornton LLP (“Grant Thornton”), were as follows:

Type of Fees	2008	2007
Audit Fees(1)	$661,760	$927,168
Audit-Related Fees	—	—
Tax Fees(2)	76,976	124,205
All Other Fees	—	—
Total	$738,736	$1,051,373
___________________
(1)
Represents the aggregate fees billed to the Company by Grant Thornton during the applicable fiscal year for professional services rendered for the audit of the Company’s annual consolidated financial statements, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, the audit of the Company’s internal controls for the fiscal year ended December 31, 2007 and services, such as comfort letters and consents, normally provided by Grant Thornton in connection with statutory or regulatory filings or engagements by the Company during such fiscal year.

(2)	Represents the aggregate fees billed to the Company by Grant Thornton for professional services relating to tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policy

The Board of Directors and the Audit Committee of the Board of Directors have established a pre-approval policy for all audit and non-audit services. For audit services, the independent registered public accounting firm must provide the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the fiscal year. After acceptance of the engagement letter, the independent registered public accounting firm will submit to the Audit Committee, for approval, an audit services fee proposal.

With respect to non-audit services, the Company’s management will submit to the Audit Committee, for approval, the list of non-audit services that it recommends the Audit Committee engage the independent registered public accounting firm to provide for the fiscal year. Company management and the independent registered public accounting firm will each confirm to the Audit Committee that each non-audit service on the list is permissible under all applicable legal requirements. In addition to the list of planned non-audit services, a budget estimating non-audit service spending for the fiscal year will be provided. The Audit Committee will approve both the list of permissible non-audit services and the budget for such services. The Audit Committee will be informed routinely as to the non-audit services actually provided by the independent registered public accounting firm pursuant to the Company’s pre-approval process.

To ensure the prompt handling of unexpected matters, the Audit Committee has delegated the authority to amend or modify the list of approved permissible non-audit services and fees to the Chairman of the Audit Committee, who will report action taken to the Audit Committee at the next Audit Committee meeting. The independent registered public accounting firm must ensure that all audit and material non-audit services provided to the Company have been approved by the Audit Committee. The Chief Financial Officer of the Company will be responsible for tracking all independent registered public accounting firm fees against the budget for such services and report at least annually to the Audit Committee.

All of the audit services, and substantially all of the tax services provided by Grant Thornton during the fiscal years ended December 31, 2008 and December 31, 2007 were approved by the Audit Committee.

PART IV.

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (3) The documents required to be filed or furnished as exhibits to this Form 10-K/A are listed below:

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
____________________
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Airspan Networks Inc.

By:	/s/ David Brant
David Brant
Chief Financial Officer and Senior Vice President, Finance

Date:  April 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Dated

/s/ *
Eric D. Stonestrom	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2009

/s/ David Brant
David Brant	Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)	April 30, 2009

/s/ *
Matthew J. Desch	Chairman of the Board of Directors	April 30, 2009

/s/ *
Julianne Biagini	Director	April 30, 2009

/s/ *
Bandel Carano	Director	April 30, 2009

/s/ *
Frederick Fromm	Director	April 30, 2009

/s/ *
Michael T. Flynn	Director	April 30, 2009

/s/ *
Guillermo Heredia	Director	April 30, 2009

/s/ *
Thomas S. Huseby	Director	April 30, 2009

/s/ *
David Twyver	Director	April 30, 2009

*By:	/s/ David Brant
David Brant
Attorney-In-Fact

Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
____________________
*	Filed herewith
**	Furnished herewith